Form 10-Q
period 2021-03-31
Oscar Health, Inc.
filed 2021-05-14
CIK 1568651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________
Commission File Number: 001-40154
____________________________________________________________
Oscar Health, Inc.
(Exact name of registrant as specified in its charter)
____________________________________________________________

Delaware			46-1315570
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
Identification No.)
75 Varick Street, 5th Floor	New York,	NY	10013
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (646) 403-3677
Former name, former address and former fiscal year, if changed since last report: N/A
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.00001 par value per share	OSCR	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒

Smaller reporting company	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2021, 172,266,017 shares of the registrant's Class A common stock, par value $0.00001 per share, and 35,115,807 shares of the registrant's Class B Common Stock, par value $0.00001 per share, were outstanding.

Oscar Health, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to statements regarding our future results of operations and financial position, risk adjustment payments, industry and business trends, stock compensation, business strategy, plans and plan mix, membership and market growth and our objectives for future operations.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the following:

•the impact of COVID-19 on global markets, economic conditions, the healthcare industry and our results of operations, and the response by governments and other third parties;
•our ability to retain and expand our member base;
•our ability to execute our growth strategy;
•our ability to maintain or enter into new partnerships or collaborations with healthcare industry participants;
•negative publicity, unfavorable shifts in perception of our digital platform or other member service channels;
•our ability to achieve and/or maintain profitability in the future;
•changes in federal or state laws or regulations, including changes with respect to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended (collectively, the “ACA”) and any regulations enacted thereunder;
•our ability to accurately estimate our incurred claims expenses or effectively manage our claims costs or related administrative costs, including as a result of fluctuations in medical utilization rates due to the impact of COVID-19;
•our ability to comply with ongoing regulatory requirements and applicable performance standards, including as a result of our participation in government-sponsored programs, such as Medicare;
•changes or developments in the health insurance markets in the United States, including passage and implementation of a law to create a single-payer or government-run health insurance program;
•our ability to comply with applicable privacy, security, and data laws, regulations, and standards;
•our ability to maintain key in-network providers and good relations with the physicians, hospitals, and other providers within and outside our provider networks, or to arrange for the delivery of quality care;
•unfavorable or otherwise costly outcomes of lawsuits and claims that arise from the extensive laws and regulations to which we are subject;
•unanticipated results of risk adjustment programs;
•delays in our receipt of premiums;
•disruptions or challenges to our relationship with the Oscar Medical Group;
•cyber-security breaches of our and our partners’ information and technology systems;
•unanticipated changes in population morbidity and large-scale changes in health care utilization; and
•the other important factors discussed in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.

The forward-looking statements in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

BASIS OF PRESENTATION

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to:
•“we,” “us,” “our,” “our business,” the “Company,” “Oscar,” and similar references refer to Oscar Health, Inc., formerly known as Mulberry Health Inc., and its subsidiaries.
•“Holdco” refers only to Oscar Health, Inc. and not any of its subsidiaries.
•“ACA” refers to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended.
•“Annual Election Period” refers to the yearly period when beneficiaries can enroll or disenroll in an Original Medicare or Medicare Advantage health plan. The Annual Election Period starts on October 15 and ends on December 7 of each year.
•“APTC” refers to advanced premium tax credits.
•“Co-Founders” refers to Joshua Kushner and Mario Schlosser.
•“direct policy premium” refers to monthly premiums collected from our members and/or from the federal government during the period indicated, before risk adjustment and reinsurance.
•“full stack technology platform” refers to our cloud-based end-to-end technology solution, which powers our differentiated member experience engine. Our platform connects our member-facing features, including our mobile application, which we refer to as our app, website, and virtual care solutions with our back-office tools that span all critical health care insurance and technology domains, including member and provider data, utilization management, claims management, billing, and benefits.
•“Health Insurance Marketplaces” refers to the health insurance marketplaces established per the ACA and operated by the federal government for most states and other marketplaces operated by individual states, for individuals and small employers to purchase health insurance coverage in the Individual and Small Group markets that include minimum levels of benefits, restrictions on coverage limitations and premium rates, and APTC.
•“health insurance subsidiary” refers to any subsidiary of Oscar Health, Inc. that has applied for or received a license, certification or authorization to sell health plans by any state Department of Insurance, Department of Financial Services, Department of Health, or comparable regulatory authority. As of March 31, 2021, Oscar Health, Inc. had 14 health insurance subsidiaries.
•“health plans” refers to the health insurance plans that Oscar sells in the Individual and Small Group markets and the Medicare Advantage Plans that Oscar sells in the Medicare Advantage market. The term includes co-branded health plans sold directly by our health insurance subsidiaries, in the case of our Cleveland Clinic + Oscar, Montefiore + Oscar, and Oscar + Holy Cross + Memorial Health plans, and co-branded plans sold directly by our partner and partially-reinsured by a health insurance subsidiary, in the case of the Cigna + Oscar plan.
•“IBNR” refers to health care costs incurred but not yet reported.
•“InsuranceCo Administrative Expense Ratio” is defined as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Non-GAAP Financial Metrics—InsuranceCo Administrative Expense Ratio.”
•“InsuranceCo Combined Ratio” is defined as the sum of MLR and InsuranceCo Administrative Expense Ratio.
•“Medical Loss Ratio” or “MLR” is defined as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Non-GAAP Financial Metrics—Medical Loss Ratio.”
•“member” refers to any individual covered by any of our health plans. A member covered under more than one of our health plans counts as a single member for the purposes of this metric. Our membership is measured as of a particular point in time and may decrease over time as individuals disenroll throughout the year before they become effectuated members.
•“Open Enrollment Period” refers to the yearly period when individuals and families can enroll in a health plan or make changes to an existing health plan. In most states, the Open Enrollment Period in the Individual market typically starts on November 1 and lasts through December 15; in certain states in which Oscar does business it can extend through January 31. In most states, the 2021 Open Enrollment Period for the Individual market started on November 1, 2020 and ended on December 15, 2020. It was extended in certain states in which Oscar does business due to the ongoing COVID-19 pandemic emergency; see “2021 Special Enrollment Periods” below for additional information.The Medicare Advantage Open Enrollment Period, which permits switching between Medicare Advantage plans, started on January 1, 2021 and ended on March 31, 2021.

•"PMPM” refers to per member per month.
•“Special Enrollment Period” refers to a period outside the Open Enrollment Period or Annual Election Period when an eligible person can enroll in a health plan or make changes to an existing health plan. A person is generally eligible to participate in a special enrollment period if certain qualifying life events occur, such as losing certain health coverage, moving, getting married, having a baby, or adopting a child.
•“2021 Special Enrollment Periods” refers to a period outside the 2021 Open Enrollment Period when an eligible person can enroll in an Individual market health plan or make changes to an existing Individual market health plan, due to the ongoing COVID-19 pandemic or the passage of the American Rescue Plan Act of 2021 (the “American Rescue Plan”). This includes the extended period from February 15, 2021 through August 15, 2021, for the health insurance marketplace operated by the federal government for most states and similar periods for the state-based marketplaces run by Colorado (starting February 8, 2021 through August 15, 2021), and Pennsylvania (starting February 15, 2021, through August 15, 2021). This also includes the extended Open Enrollment Periods in California, New Jersey and New York, running through December 31, 2021.
•“Thrive Capital” refers to Thrive Capital Management, LLC, a Delaware limited liability company, and the investment funds affiliated with or advised by Thrive Capital Management, LLC

Certain monetary amounts, percentages, and other figures included in this Quarterly Report on Form 10-Q have been subject to rounding adjustments. Percentage amounts included in this Quarterly Report on Form 10-Q have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Quarterly Report on Form 10-Q may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Certain other amounts that appear in this Quarterly Report on Form 10-Q may not sum due to rounding.

Reclassification and Reverse Stock Split
In connection with its initial public offering (the “IPO”), on March 3, 2021, the Company filed an amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”) with the Secretary of State of the State of Delaware, which effected a reclassification of the Company’s issued and outstanding share capital and a one-for-three reverse stock split. Upon conversion of all outstanding shares of convertible preferred stock, and upon filing of the Company’s Amended and Restated Certificate of Incorporation, all outstanding shares of each series of the Company’s convertible preferred stock and common stock issued and outstanding prior to the IPO converted and/or were reclassified into an aggregate of 132,760,639 shares of Class A common stock, par value $0.00001 per share (the “Class A Common Stock”) and 35,335,579 shares of Class B common stock, par value $0.00001 per share (the “Class B Common Stock.”), and 943,800 shares of common stock held in treasury were reclassified into an aggregate of 314,600 shares of Class A Common Stock. In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), all shares of common stock and per share data that are presented in this Quarterly Report on Form 10-Q have been adjusted to reflect the reclassification and reverse stock split on a retroactive basis for all periods presented. Shares of convertible preferred stock presented in this Quarterly Report on Form 10-Q have not been adjusted for the reclassification or reverse stock split. For additional information, see Note 11 - Stockholders’ Equity.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our Class A common stock. The principal risks and uncertainties affecting our business include the following:

•our ability to retain and expand our member base;
•our ability to execute our growth strategy;
•our ability to achieve or maintain profitability in the future;
•changes in federal or state laws or regulations, including changes with respect to the ACA and any regulations enacted thereunder;
•our ability to accurately estimate our incurred medical expenses or effectively manage our medical costs or related administrative costs;
•our ability to comply with ongoing regulatory requirements and applicable performance standards;
•changes or developments in the health insurance markets in the United States, including passage and implementation of a law to create a single-payer or government-run health insurance program;
•our ability to comply with applicable privacy, security, and data laws, regulations, and standards, including as a result of our participation in government-sponsored programs, such as Medicare;
•incurrence of cyber-security breaches of our and our partners’ information and technology systems;
•our ability to arrange for the delivery of quality care and maintain good relations with the physicians, hospitals, and other providers within and outside our provider networks;
•unfavorable or otherwise costly outcomes of lawsuits and claims that arise from the extensive laws and regulations to which we are subject; and
•adverse publicity or other adverse consequences related to our dual class structure or “controlled company” status.

Before you invest in our Class A common stock, you should carefully consider all of the information in this Quarterly Report on Form 10-Q, including matters set forth under the heading “Risk Factors.”

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Oscar Health, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2021	December 31, 2020
Assets:
Current Assets:
Cash and cash equivalents	$2,321,287	$826,326
Short-term investments	389,016	366,387
Premium and other receivables	75,851	65,322
Risk adjustment transfer receivable	37,765	31,157
Accrued investment income	1,445	1,862
Balances due from reinsurance programs	353,996	579,393
Total current assets	3,179,360	1,870,447
Property, equipment, and capitalized software, net	38,993	35,812
Long-term investments	329,597	325,740
Restricted deposits	26,449	26,478
Other assets	19,472	13,136
Net deferred tax asset	485	493
Total Assets	$3,594,356	$2,272,106

Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current Liabilities:
Benefits payable	$358,066	$311,914
Risk adjustment transfer payable	922,069	716,370
Premium deficiency reserve	75,029	84,571
Unearned premiums	71,946	71,904
Accounts payable and accrued liabilities	120,954	137,524
Reinsurance payable	260,055	343,313
Total current liabilities	1,808,119	1,665,596
Long-term debt	—	142,487
Warrant liabilities	—	15,005
Total liabilities	1,808,119	1,823,088
Commitments and contingencies (Note 15)
Convertible Preferred Stock, $0.00001 par value; 407,156,831 shares authorized; 400,904,302 shares issued and outstanding as of December 31, 2020	—	1,744,911
Stockholders' Equity (Deficit)
Preferred stock, $0.00001 par value; 82,500,000 shares authorized, none issued or outstanding as of March 31, 2021	—	—
Class A common stock, $0.00001 par value; 825,000,000 shares authorized, 172,060,630 shares issued and outstanding as of March 31, 2021	2	—
Class B common stock, $0.00001 par value; 82,500,000 shares authorized, 35,115,807 shares issued and outstanding as of March 31, 2021	—	—
Series A common stock, $0.00001 par value, 680,000,000 shares authorized; 8,291,917 issued and outstanding; Series B common stock, $0.00001 par value, 69,487,963 shares authorized; 23,162,654 shares issued and outstanding as of December 31, 2020; Series C common stock, $0.00001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2020	—	2
Treasury stock at (314,600 shares as of March 31, 2021 and December 31, 2020)	(2,923)	(2,923)
Additional paid-in capital	3,303,031	133,255
Accumulated deficit	(1,514,477)	(1,427,106)
Accumulated other comprehensive income (loss)	604	879
Total Stockholders’ Equity (Deficit)	1,786,237	(1,295,893)
Total Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)	3,594,356	2,272,106
See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue
Premiums before ceded reinsurance	$610,099	$424,448
Reinsurance premiums ceded	(241,562)	(339,229)
Premiums earned	368,537	85,219
Investment income and other revenue	851	2,884
Total revenue	369,388	88,103

Operating Expenses
Claims incurred, net	268,048	84,216
Other insurance cost (including non-cash stock-based compensation expense of $9.7 million and $4.1 million as of March 31, 2021 and 2020, respectively)	79,837	40,904
General and administrative expenses (including non-cash stock-based compensation expense of $9.4 million and $4.0 million as of March 31, 2021 and 2020, respectively)	63,062	31,839
Federal and state assessments	30,515	22,297
Health insurance industry fee	—	4,813
Premium deficiency reserve release	(9,543)	(18)
Total operating expenses	431,919	184,051
Loss from operations	(62,531)	(95,948)
Interest expense	3,697	—
Loss on extinguishment of debt	20,178	—
Loss before income taxes	(86,406)	(95,948)
Income tax provision	965	931
Net loss	(87,371)	(96,879)

Earnings (Loss) per Share
Net loss per share, basic and diluted	$(0.98)	$(3.36)
Weighted average common shares outstanding, basic and diluted	88,865,726	28,874,520

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	(87,371)	(96,879)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(275)	1,529
Comprehensive loss	(87,646)	(95,350)

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except share amounts)
(unaudited)
For the Three Months Ended March 31, 2021

	Convertible Preferred Stock		Common Stock (Series A/Series B)		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
December 31, 2020	400,904,302	$1,744,911	31,409,202	$2	—	$—	—	$—	$(2,923)	$133,255	$(1,427,106)	$879	(1,295,893)
Conversion of pre-IPO shares to Class A and Class B common stock	(400,904,302)	(1,744,911)	(31,409,202)	(2)	130,280,651	1	35,115,807	—	—	1,744,911	—	—	1,744,910
Issuance of common stock upon IPO, net of underwriting discount	—	—	—	—	36,391,946	1	—	—	—	1,338,874	—	—	1,338,875
Issuance of common stock upon exercise of warrants and call options	—	—	—	—	1,115,973	—	—	—	—	37,071	—	—	37,071
Issuance of common stock upon exercise of options	—	—	—	—	4,272,060	—	—	—	—	29,805	—	—	29,805
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	19,115	—	—	19,115
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	—	—	—	—	—	(275)	(275)
Net loss	—	—	—	—	—	—	—	—	—	—	(87,371)	—	(87,371)
March 31, 2021	—	$—	—	$—	172,060,630	$2	$35,115,807	$—	$(2,923)	$3,303,031	$(1,514,477)	$604	$1,786,237

For the Three Months Ended March 31, 2020

	Convertible Preferred Stock		Common Stock (Series A/Series B)
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
December 31, 2019	335,625,349	$1,295,744	28,840,849	$2	$(2,923)	$70,673	$(1,012,863)	$(27)	$(945,138)
Issuance of common stock upon exercise of options	—	—	55,226	—	—	443	—	—	443
Stock-based compensation expense	—	—	—	—	—	8,096	—	—	8,096
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	—	1,529	1,529
Net loss	—	—	—	—	—	—	(96,879)	—	(96,879)
March 31, 2020	335,625,349	$1,295,744	28,896,075	$2	$(2,923)	$79,212	$(1,109,742)	$1,502	$(1,031,949)

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(87,371)	$(96,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred taxes	8	120
Net realized gain on sale of financial instruments	(113)	(654)
(Gain) loss on fair value of warrant liabilities	12,856	(860)
Depreciation and amortization expense	3,403	2,544
Amortization of debt issuance costs	329	—
Stock-based compensation expense	19,115	8,096
Investment amortization, net of accretion	1,074	155
Debt extinguishment loss	20,178	—
Changes in assets and liabilities:
(Increase) / decrease in:
Premium and other receivables	(10,529)	(75,271)
Risk adjustment transfer receivable	(6,608)	(11,151)
Accrued investment income	417	322
Balances due from reinsurance programs	225,397	(92,900)
Other assets	(6,336)	(14,823)
Increase / (decrease) in:
Benefits payable	46,152	96,423
Unearned premiums	42	(2,855)
Premium deficiency reserve	(9,542)	(18)
Accounts payable and accrued liabilities	(13,222)	15,461
Reinsurance payable	(83,258)	119,881
Risk adjustment transfer payable	205,699	158,759
Net cash provided by operating activities	317,691	106,350
Cash flows from investing activities:
Purchase of fixed maturity securities	(245,694)	(150,752)
Sale of investments	83,798	163,887
Maturity of investments	134,199	39,211
Purchase of property, equipment and capitalized software	(6,583)	(3,978)
Change in restricted deposits	—	(356)
Net cash (used in) provided by investing activities	(34,280)	48,012
Cash flows from financing activities:
Debt prepayment	(153,173)	—
Debt extinguishment costs	(12,994)	—
Proceeds from IPO, net of underwriting discounts	1,348,321	—
Offering costs from IPO	(9,447)	—
Proceeds from exercise of warrants and call options	9,191	—
Proceeds from exercise of stock options	29,652	442
Net cash provided by financing activities	1,211,550	442
Increase in cash, cash equivalents and restricted cash equivalents	1,494,961	154,804
Cash, cash equivalents, restricted cash and cash equivalents—Beginning of period	843,105	353,380
Cash, cash equivalents, restricted cash and cash equivalents—end of period	2,338,066	508,184

Cash and cash equivalents	2,321,287	$491,711
Restricted cash and cash equivalents included in restricted deposits	16,779	16,473
Total cash, cash equivalents and restricted cash and cash equivalents	2,338,066	508,184

Oscar Health, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited) (Continued)

Supplemental Disclosures:
Interest payments	$3,553	$—

Non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$1,744,911	$—
Net exercise of preferred stock warrants to preferred stock upon initial public offering	$28,248	$—
Adjustment to fair value of preferred stock warrant liability upon initial public offering	$(13,243)	$—

See accompanying the Notes to Consolidated Financial Statements

Oscar Health, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except share and per share amounts, or as otherwise stated herein)

1.ORGANIZATION

Oscar Health, Inc. ("Oscar" or the "Company") is the first health insurance company built around a full stack technology platform and a relentless focus on serving its members. Headquartered in New York City, Oscar offers Individual & Family, Small Group and Medicare Advantage plans. The Company operates as one segment to sell insurance to its members directly, as well as through the state-run health care exchanges formed in conjunction with the Patient Protection and Affordable Care Act ("ACA") via its health insurance subsidiaries. The Company provides plans in the Medicare Advantage program to adults who are age 65 and older and eligible for traditional Medicare but who instead select coverage through a private market plan. The Company has also partnered with Cigna through the Cigna + Oscar partnership, which unites Oscar’s highly-differentiated member experience with Cigna’s broad provider networks, to exclusively serve the Small Group employer market.

Initial Public Offering
On March 2, 2021, the Company's registration statement on Form S-1 (the “IPO Registration Statement”) related to its initial public offering (“IPO”) was declared effective and the Company’s Class A common stock, par value $0.00001 per share (the “Class A Common Stock”) began trading on the New York Stock Exchange on March 3, 2021. On March 5, 2021, the Company completed its IPO, in which the Company sold 36,391,946 shares of Class A Common Stock at a price to the public of $39.00 per share. The Company received aggregate net proceeds of $1.3 billion after deducting underwriting discounts and commissions of $71.0 million. The Company used a portion of the net proceeds of the IPO to repay in full outstanding borrowings, including fees and expenses, under the Term Loan Facility. Refer to Note 9 - Debt and Warrants for more information.

The Company's Class A Common Stock is traded on the New York Stock Exchange under the symbol "OSCR."

Reclassification and Reverse Stock Split
In connection with its IPO, on March 3, 2021, the Company filed an amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”) with the Secretary of State of the State of Delaware, which effected a reclassification of the Company’s issued and outstanding share capital and a one-for-three reverse stock split. Upon conversion of all outstanding shares of convertible preferred stock, and upon filing of the Company’s Amended and Restated Certificate of Incorporation, all outstanding shares of each series of the Company’s convertible preferred stock and common stock issued and outstanding prior to the IPO converted and/or were reclassified into an aggregate of 132,760,639 shares of Class A Common Stock and 35,335,579 shares of Class B common stock, par value $0.00001 per share (the “Class B Common Stock.”), and 943,800 shares of common stock held in treasury were reclassified into an aggregate of 314,600 shares of Class A Common Stock. In accordance with accounting principles generally accepted in the United States (“ U.S. GAAP”), all shares of common stock and per share data that are presented in this Quarterly Report on Form 10-Q have been adjusted to reflect the reclassification and reverse stock split on a retroactive basis for all periods presented. Shares of convertible preferred stock presented in this Quarterly Report on Form 10-Q have not been adjusted for the reclassification or reverse stock split, as these shares were converted to common stock prior to the reclassification and reverse stock split. For additional information, see Note 11 - Stockholders’ Equity.

Basis of Presentation
The accompanying interim condensed consolidated financial statements of the Company are unaudited. These interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, and the applicable rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. As such, these financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statements.

These condensed consolidated financial statements are unaudited; however, in the opinion of management, they reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the information presented for the periods presented in conformity with U.S. GAAP applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2020 included in the prospectus dated March 2, 2021 (File No. 333-252809) (the "Prospectus"), as filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying unaudited consolidated financial statements include healthcare costs incurred but not yet reported (“IBNR”), reinsurance, premium deficiency reserve (“PDR”), risk adjustment, stock-based compensation, premium receivable allowance and income taxes. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ materially from these estimates.

Additionally, the full extent to which the outbreak of COVID-19 could impact the Company’s business, results of operations and financial condition is still unknown and will depend on future developments, which are highly uncertain and cannot be predicted. However, the Company has made accounting estimates based on the facts and circumstances available as of the reporting date. The Company has not currently experienced significant negative impact to its operations, liquidity or capital resources as a result of the COVID-19 pandemic.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements - Recently Adopted
In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement,” (“ASU 2018-13”). The amendments in ASU 2018-13 eliminate, add, and modify certain disclosure requirements for fair value measurements. The amendments are effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted for either the entirety of ASU 2018-13 or only the provisions that eliminate or modify disclosure requirements. The Company adopted the standard effective January 1, 2020. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606” (“ASU 2018-18”). The amendments in ASU 2018-18 clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account. The amendments under ASU 2018-18 are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. The amendments in ASU 2018-18 should be applied retrospectively to the date of initial application of ASC 606. The Company adopted the standard effective January 1, 2020. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Accounting Pronouncements - Not Yet Adopted
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.
In February 2016, the (FASB) issued (ASU) 2016- 02, “Leases (Topic 842)” (ASU 2016-02). Under ASU 2016-02, an entity will be required to recognize assets and liabilities for the rights and obligations created by leases on the entity’s balance sheet for both finance and operating leases. For leases with a term of 12 months or less, an entity can elect to not recognize lease assets and lease liabilities and expense the lease over a straight-line basis for the term of the lease. ASU 2016-02 will require new disclosures that depict the amount, timing, and uncertainty of cash flows pertaining to an entity’s leases. Companies are required to adopt the new standard using a modified retrospective approach for annual and interim periods beginning after December 15, 2018. In June 2020, the FASB issued guidance extending the effective date for all entities for which these standards are either currently or imminently effective. This guidance is effective for the Company for annual periods beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the effect that the adoption of ASU 2016-02 will have on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)" (“ASU 2016-13”), which requires entities to use a current expected credit loss model, which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The entity's estimate would consider relevant information about past events, current conditions, and reasonable and supportable forecasts, which will result in recognition of lifetime expected credit losses upon loan origination. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief” (‘‘ASU 2019-05’’). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2019-11”) guidance extending the effective date for all non-public business entities. In May 2019, the FASB issued ASU 2019-05, “Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief.” In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” These updates provide an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost and provide additional clarification and implementation guidance on certain aspects of the previously issued ASU 2016-13 and have the same effective date and transition requirements as ASU 2016-13. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the date of adoption. ASU 2016-13 is effective for the Company for annual periods beginning after December 15, 2022. Early adoption is permitted. The Company is currently assessing the effect that the adoption of ASU 2016-13 will have on its consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The amendments in ASU 2019-12 remove certain exceptions to the general principles in ASC Topic 740. The amendments also clarify and amend existing guidance to improve consistent application. The amendments are effective for the Company’s annual reporting periods beginning after December 15, 2021. Early adoption is permitted. The transition method (retrospective, modified retrospective, or prospective basis) related to the amendments depends on the applicable guidance, and all amendments for which there is no transition guidance specified are to be applied on a prospective basis. The Company is currently evaluating the effects the adoption of ASU 2019-12 will have on its consolidated financial statements.

3. PREMIUMS EARNED

Premium revenue includes direct policy premiums collected directly from members and from the Centers for Medicare & Medicaid Services ("CMS") as part of the Advanced Premium Tax Credit Program ("APTC") and Medicare Advantage programs, along with assumed premiums from the Company's reinsurance agreements. Premium revenue is adjusted for the estimated impact of the risk adjustment program required by CMS. Total premiums earned includes the effect of reinsurance premiums ceded as part of the Company's reinsurance agreements. Refer to Note 4 - Reinsurance for more information.

	Three Months Ended
	March 31, 2021	March 31, 2020
Premiums Earned:	(in thousands)
Direct policy premiums	$820,814	$572,011
Assumed premiums	2,411	—
Direct and assumed premiums	823,225	572,011
Risk adjustment	(213,126)	(147,563)
Premiums before ceded reinsurance	610,099	424,448
Reinsurance premiums ceded	(241,562)	(339,229)
Total premiums earned	$368,537	$85,219

For the three months ended March 31, 2021 and 2020, $561.5 million and $335.6 million, respectively, of direct policy premiums were received directly from CMS as part of APTC and Medicare Advantage.

4.REINSURANCE

The Company has entered into quota share reinsurance agreements with two reinsurers under which the reinsurer assumes an agreed percentage of the underlying policies being reinsured and shares all premiums and incurred claims accordingly.

Under the 2021 agreements, all premiums and claims ceded under the Company's quota share arrangements are shared proportionally with the reinsurers. Under the 2020 agreements, premiums and claims ceded are shared proportionally with the reinsurers, up to a limit specified in each agreement (the limit was removed from the 2021 agreements effective as of January 1, 2021). As part of the 2020 and 2021 agreements, the Company receives ceding commissions, which are calculated based on a percentage of ceded premiums, and experience refunds (resulting from actual claims experience being lower than a specified threshold).

The composition of total reinsurance premiums ceded and reinsurance premiums assumed, which are included as components of total earned premiums in the consolidated statement of operations, is as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(In thousands)

Reinsurance premiums ceded, gross	$(264,787)	$(357,710)
Experience refunds	23,225	18,481
Reinsurance premiums ceded	(241,562)	(339,229)
Reinsurance premiums assumed	2,411	—
Total reinsurance premiums ceded and assumed	$(239,151)	$(339,229)

The Company records claims expense net of reinsurance recoveries. The following table reconciles the total claims expense to the net claims expense as presented in the consolidated statement of operations:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(In thousands)
Direct claims incurred	$457,219	$345,508
Ceded reinsurance claims	(190,948)	(261,290)
Assumed reinsurance claims	1,777	(2)
Total claims incurred, net	$268,048	$84,216

The Company records selling, general and administrative expenses net of ceding commissions. The following table reconciles total other insurance costs to the amount presented in the consolidated statement of operations:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(In thousands)
Other insurance costs, gross	$99,143	$75,930
Ceding commissions	(19,306)	(35,026)
Other insurance costs, net	$79,837	$40,904

The Company records reinsurance recoverables as “balances due from reinsurance programs” within current assets on its consolidated balance sheets. The composition of the reinsurance recoverables balance is as follows:

	March 31, 2021	December 31, 2020
	(In thousands)
Ceded reinsurance claim recoverables	$307,943	$435,331
Reinsurance ceding commissions	27,469	41,586
Experience refunds on reinsurance agreements	18,584	102,476
Balances due from reinsurance programs	$353,996	$579,393

The Company regularly evaluates the financial condition of its reinsurers to minimize exposure to significant losses. A key credit quality indicator for reinsurance is the A.M. Best Company (“A.M. Best”) financial strength ratings of the reinsurer. A.M. Best financial strength ratings are an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The Company's reinsurers have A.M. Best ratings from A++ to AA-.

5.RESTRICTED CASH AND RESTRICTED DEPOSITS

As a condition for licensure, the Company is required to maintain certain funds on deposit or pledged to various state agencies. These funds consist of cash, cash equivalents and investments, which are recorded at fair value. The states require that these funds remain on deposit for an indefinite period-of-time and, therefore, the Company classifies these restricted deposits as long-term regardless of the contractual maturity date of the securities held.

	March 31, 2021	December 31, 2020
	(in thousands)
Restricted cash and cash equivalents	$16,779	$16,779
Restricted investments	9,670	9,699
Restricted Deposits, as reported on the balance sheet	$26,449	$26,478

6.    INVESTMENTS

The following tables provide summaries of investments by major security type:

	March 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. treasury and agency securities	$529,333	$476	$(30)	$529,779
Corporate notes	177,190	165	(95)	177,260
Certificate of deposit	2,370	—	—	2,370
Commercial paper	6,044	—	—	6,044
Municipalities	3,160	—	—	3,160
Total	$718,097	$641	$(125)	$718,613

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. treasury and agency securities	$523,809	$562	$(2)	$524,369
Corporate notes	159,461	262	(58)	159,665
Certificate of deposit	7,043	—	—	7,043
Commercial paper	1,050	—	—	1,050
Total	$691,363	$824	$(60)	$692,127

At March 31, 2021, and December 31, 2020 the securities classified as current available-for-sale mature within one year or less. There are no available-for-sale securities that have been in a continuous unrealized loss position for longer than twelve months.

The current securities that mature within one year or less in a gross unrealized loss position are as follows:

	March 31, 2021
	Number of Securities	Fair Value	Gross Unrealized Losses
	(in thousands)
Investments twelve months or less:
Corporate notes	67	37,238	(5)
Total	67	$37,238	$(5)

	December 31, 2020
	Number of Securities	Fair Value	Gross Unrealized Losses
	(in thousands)
Investments twelve months or less:
U.S. treasury and agency securities	51	$339,014	$(2)
Corporate notes	40	19,280	(3)
Total	91	$358,294	$(5)

Long-term securities that mature over twelve months or more in a gross unrealized loss position are as follows:

	March 31, 2021
	Number of Securities	Fair Value	Gross Unrealized Losses
	(in thousands)
Investments over twelve months:
U.S. treasury and agency securities	33	$186,160	$(30)
Corporate notes	192	140,021	(90)
Total	225	$326,181	$(120)

	December 31, 2020
	Number of Securities	Fair Value	Gross Unrealized Losses
	(in thousands)
Investments over twelve months:
Corporate notes	189	140,384	(55)
Total	189	$140,384	$(55)

Net investment income was attributable to the following:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Interest income	$1,345	$2,385
Investment discount amortization net of premium accretion	(1,074)	(155)
Net realized gain	113	654
Total	$384	$2,884

The Company regularly evaluates its investments in debt securities to determine if a decline in value is other-than-temporary. When evaluating these declines, the Company assesses the severity of the loss relative to its original cost and the time that the market value has been less than its original cost, and considers the Company’s intent to retain the investments for a long enough period to allow for a sufficient market recovery. If a decline in the value of a debt security is considered other-than-temporary, the Company reduces the investment through a charge to the consolidated statement of operations. No adjustments were necessary during the periods presented.

7.    FAIR VALUE

Fair value represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair values are measured in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value:

•Pricing Level 1 - Quoted prices in active markets for identical assets or liabilities.
•Pricing Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•Pricing Level 3 - Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the assets or liability.

Assets and liabilities measured at fair value on recurring basis are as follows:

	March 31, 2021
	(Level 1)	(Level 2)	(Level 3)	Total Fair Value Measurement
	(in thousands)
Investments
U.S. treasury and agency securities	$—	$529,779	$—	$529,779
Corporate notes	—	177,259	—	177,259
Commercial paper	—	6,044	—	6,044
Certificate of deposit	—	2,370	—	2,370
Municipalities	—	3,160	—	3,160
Total	$—	$718,613	$—	$718,613

	December 31, 2020
	(Level 1)	(Level 2)	(Level 3)	Total Fair Value Measurement
	(in thousands)
Investments
U.S. treasury and agency securities	$—	$524,369	$—	$524,369
Corporate notes	—	159,665	—	159,665
Commercial paper	—	7,043	—	7,043
Certificate of deposit	—	1,050	—	1,050
Total	$—	$692,127	$—	$692,127
Warrant liabilities	$—	$—	$15,005	$15,005

The Company classifies investments within Level 2 because the Company uses quoted market prices or alternative pricing sources that are based on market observable inputs to determine their fair value. The carrying values of restricted deposits reported on the consolidated balance sheet but not listed in the table above approximate their fair value. Cash and cash equivalents are carried at cost, which approximates fair value.

The Company classified warrant liabilities within Level 3 value hierarchy because the liability is based on present value calculations and external valuation models whose inputs include market interest rates, estimated operational capitalization rates, and volatilities. Fair value is determined using an option pricing model.

The table below presents changes in the fair value of the Company’s Level 3 warrant liabilities as March 31, 2021 and December 31, 2020 as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Beginning balance	$15,005	$8,819
Vesting of warrants	—	392
Change in fair value	13,243	4,709
Preferred Stock Series A11 call options issued	—	13,488
Preferred Stock Series A11 call options exercised	(70)	(12,403)
Preferred Stock Series AA, A8, and A9 exercised	(28,178)	—
Ending balance	$—	$15,005

As of December 31, 2020, the Company classified long-term debt within Level 3 value hierarchy because the fair value of the liability is based upon a market approach with various unobservable inputs such as market price quotations, discount margins, market spreads applied, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, default rates, as well as other measurements. As of December 31, 2020, the fair value approximated the carrying value as the debt was issued near year end and there has been little volatility in interest rates. The long-term debt was paid in full in March 2021 (see Note 9 - Debt and Warrants).

8.    BENEFITS PAYABLE
Reserves for medical claims expenses are estimated using actuarial assumptions and recorded as a benefits payable liability on the consolidated balance sheet. The assumptions for the estimates and for establishing the resulting liability are continuously reviewed, and any adjustments to reserves are reflected in the consolidated statement of operations in the period in which the estimates are updated.
The following table provides a rollforward of the Company’s beginning and ending benefits payable and claims adjustment expenses ("CAE") payable balances for the three months ended March 31, 2021 and 2020:

	As of March 31, 2021
	Benefits Payable	Unallocated Claims Adjustment Expense	Total
	(in thousands)
Benefits payable, beginning of the period	$311,914	$5,509	$317,424
Less: Reinsurance recoverable	132,658	—	132,658
Benefits payable, beginning of the period, net	$179,256	$5,509	$184,766

Claims incurred and CAE
Current year	$273,203	$16,262	$289,465
Prior years	(5,155)	—	(5,155)
Total claims incurred and CAE, net	$268,048	$16,262	$284,310

Claims paid and CAE
Current year	$167,112	$9,943	$177,055
Prior years	2,219	5,509	7,728
Total claims and CAE paid, net	$169,331	$15,452	$184,783

Benefits and CAE payable, end of period, net	$277,974	$6,319	$284,293
Add: Reinsurance recoverable	80,092	—	80,092
Benefits and CAE payable, end of period	$358,066	$6,319	$364,385

	As of March 31, 2020
	Benefits Payable	Unallocated Claims Adjustment Expense	Total
	(in thousands)
Benefits payable, beginning of the period	$156,557	$3,009	$159,567
Less: Reinsurance recoverable	76,184	—	76,184
Benefits payable, beginning of the period, net	$80,373	$3,009	$83,383

Claims incurred and CAE
Current year	$82,573	$8,220	$90,794
Prior years	1,643	—	1,643
Total claims incurred and CAE, net	$84,216	$8,220	$92,437

Claims paid and CAE
Current year	$44,873	$3,892	$48,765
Prior years	44,030	3,009	47,039
Total claims and CAE paid, net	$88,903	$6,901	$95,804

Benefits and CAE payable, end of period, net	$75,687	$4,328	$80,016
Add: Reinsurance recoverable	177,293	—	177,293
Benefits and CAE payable, end of period	$252,980	$4,328	$257,309

Amounts incurred related to prior periods vary from previously estimated liabilities as more claim information becomes available and claims are ultimately settled. Negative amounts reported for incurred related to prior years result from claims being ultimately settled for amounts less than originally estimated (favorable development).

9.    DEBT AND WARRANTS

Long-Term Debt
On October 30, 2020, the Company entered into a credit agreement (“Facility Agreement”) with HPS Investment Partners, LLC (“HPSIP”) whereby HPSIP agreed to provide a $150.0 million first lien term loan (“Term Loan”). The Term Loan had a variable interest rate equal to LIBOR plus 11.75%, per annum, which equated to 12.75% per annum during the period, and a maturity date of October 30, 2024, subject to certain conditions.

On March 5, 2021, the Company used proceeds from its recently completed IPO to repay the outstanding balance of $153.2 million on its Term Loan, which included $3.2 million of paid-in-kind interest. A loss on debt extinguishment of $20.2 million was recognized, which consisted of $13.0 million in prepayment penalties and $7.2 million in unamortized debt discount and debt issuance costs.

Revolving Credit Facility
On February 21, 2021, the Company entered into a senior secured credit agreement (the “Revolving Credit Facility”), with certain lenders party thereto from time to time (the “Lenders”), and Wells Fargo Bank, National Association, as administrative agent, for a revolving loan credit facility in the aggregate principal amount of $200.0 million. The Revolving Credit Facility is guaranteed by Oscar Management Corporation, a wholly owned subsidiary of the Company, and all of the Company's future direct and indirect subsidiaries (subject to certain permitted exceptions, including exceptions guarantees that would require material governmental consents or in respect of a joint venture) (the "Guarantors"). The Revolving Credit Facility is secured by substantially all of the Company’s and the Guarantors' assets (subject to certain exceptions). Proceeds are to be used solely for general corporate purposes of the Company.

The Company is permitted to increase commitments under the Revolving Credit Facility by an aggregate amount not to exceed $50 million, subject to certain conditions. The Company may voluntarily prepay loans or reduce commitments under the Revolving Credit Facility, in whole or in part, subject to minimum amounts, with prior notice. The Revolving Credit Facility matures on February 21, 2024.

Under the terms of the Revolving Credit Facility, borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, either (a) a rate per annum equal to an Adjusted LIBO Rate, plus an applicable margin of 4.50% (Adjusted London Interbank Offered Rate, or LIBO, is calculated based on one-, three- or six-month LIBO rates, or such other period as agreed by all relevant Lenders, which is determined by reference to ICE Benchmark Administration Limited, but not less than 1.00%), or (b) a rate per annum equal to the Alternate Base Rate, as defined in the Revolving Credit Facility, plus the applicable margin of 3.50% (the Alternate Base Rate is equal to the highest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, and (iii) the Adjusted LIBO Rate based on a one-month interest period, plus 1.00%). The Revolving Credit Facility also includes a commitment fee of 0.50% for available but unborrowed amounts and other administrative fees that are payable quarterly. It also includes LIBO rate replacement provisions in the event LIBO rate becomes unavailable during the term of this facility. The Revolving Credit Facility is available until February 2024, provided the Company is in compliance with all covenants. Financial covenant requirements include maintaining minimum thresholds related to direct policy premiums and liquidity and a maximum combined ratio.

As of March 31, 2021, there were no amounts outstanding under the Revolving Credit Facility.

Warrants and Call Options
In prior years, the Company issued several rounds of warrants to purchase preferred stock. Since the Company’s convertible preferred stock was classified outside of permanent equity, the warrants were accounted for as liabilities using the fair market value on the issuance date, with remeasurement required at each reporting period. During the three months ended March 31, 2021 and 2020, a gain (loss) on the fair value of warrant liabilities of $(12.9) million and $0.9 million, respectively, was recognized in general and administrative expenses in the consolidated statement of operations as a result of the changes in fair value of the warrant liabilities.

The following table presents relevant information regarding outstanding warrants and call options:

Warrant Type	Issue Date	Warrants Issued	Issue Price	Maximum No. of Preferred Stock Issuable	Warrants Outstanding as of 12/31/20	Warrants Outstanding as of 3/31/21
Series AA Warrant	2013	629,152	$0.56	629,152	629,152	—
Series A8 Warrant	2017	166,666	$6.75	166,666	166,666	—
Series A9 Warrant	2018	416,666	$7.13	416,666	416,666	—
Series A11 Call Options	2020	4,143,028	$6.02	4,143,028	12,732	—
					1,225,216

In connection with the IPO, all of the above-mentioned warrants and call options were exercised in full, resulting in the issuance of 1,115,973 shares of Class A common stock.

10.CONVERTIBLE PREFERRED STOCK

In prior years, the Company issued several series of convertible preferred stock, collectively referred to as "Preferred Stock," that have been classified outside of stockholders' equity (deficit) on the consolidated balance sheet because the holders of such shares had liquidation rights that, in certain situations, were not solely within the control of the Company.

In connection with the IPO, all convertible preferred stock outstanding as of December 31, 2020 were converted into shares of Series A and Series B common stock. Refer to Note 11 - Stockholders' Equity for more information.

The table below presents relevant information relating to convertible preferred stock for the periods presented:

	December 31, 2020		March 31, 2021
Preferred Stock Series	Preferred Stock Outstanding (pre-split)	Preferred Stock Converted to Common Stock (Series A/B) (pre-split)	Preferred Stock Outstanding

A	41,913,800	(41,913,800)	—
A1	1,371,010	(1,371,010)	—
AA	22,379,980	(22,379,980)	—
AAA	36,109,790	(36,109,790)	—
A4	23,142,080	(23,142,080)	—
A5	29,189,760	(29,189,760)	—
A6	29,942,474	(29,942,474)	—
A7	6,265,845	(6,265,845)	—
A8	56,434,363	(56,434,363)	—
A9	23,177,793	(23,177,793)	—
AA-9	11,820,502	(11,820,502)	—
A10	53,877,952	(53,877,952)	—
A11	49,678,169	(49,678,169)	—
A12	15,600,784	(15,600,784)	—
Total	400,904,302	(400,904,302)	—

11.STOCKHOLDERS' EQUITY

Initial Public Offering
As described in Note 1 - Organization, in March 2021 the Company completed its IPO of 36,391,946 shares of Class A Common Stock at a par value of $0.00001 and a public offering price of $39.00 per share. The Company received aggregate net proceeds of $1.3 billion after deducting underwriting discounts and commissions of $71.0 million. The Company used a portion of the net proceeds of the IPO to repay in full outstanding borrowings, including fees and expenses, under the Term Loan Facility. Refer to Note 9 - Debt and Warrants.

Reclassification and Stock Split
Conversion of Preferred Stock and Series B Common Stock to Series A Common Stock
In accordance with the terms and provisions of the Company’s Thirteenth Amended and Restated Certificate of Incorporation (the “Prior Certificate of Incorporation”), which was in effect immediately prior to the filing of the Amended and Restated Certificate of Incorporation, the holders of 402,192,500 shares (pre-split) of the Company’s convertible preferred stock effected a conversion of all shares of convertible preferred stock to 403,261,643 shares (pre-split) of Series A common stock, $0.00001 par value per share (the “Series A Common Stock”) (the “Preferred Stock Conversion”), and the holders of 9,360,800 shares (pre-split) of the Company’s Series B common stock, $0.00001 par value per share (the “Series B Common Stock”), effected a conversion of such shares of Series B Common Stock to 9,360,800 shares (pre-split) of the Company’s Series A common stock (the “Series B Conversion”), in each case effective as of the pricing of the IPO on March 2, 2021.

Authorization of New Class of Shares and Conversion of Series A Common Stock and Stock Split
In connection with the IPO, on March 3, 2021, the Company filed its Amended and Restated Certificate of Incorporation which, among other things, provides for:

•the authorization of 825,000,000 shares of Class A Common Stock, 82,500,000 shares of Class B Common Stock, and 82,500,000 shares of preferred stock;

•the reclassification of each share of Series A Common Stock (other than shares of Series A common stock held by Thrive Capital Partners II, L.P., Thrive Capital Partners III, L.P., Thrive Capital Partners V, L.P., Thrive Capital Partners VI Growth, L.P., Claremount TW, L.P., Claremount VI Associates, L.P. and Claremount V Associates, L.P. (the “Thrive Series A Common Stock”)) issued and outstanding or held in treasury immediately prior to the filing of the Amended and Restated Certificate of Incorporation into one share of Class A Common Stock (the “Class A Reclassification”);

•the reclassification of each share of Series B Common Stock issued and outstanding or held in treasury immediately prior to the filing of the Amended and Restated Certificate of Incorporation and each share of Thrive Series A Common Stock into one share of Class B common stock (the “Class B Reclassification” and, together with the Class A Reclassification, the “Reclassification”);

•the reclassification of each three shares of Class A Common Stock issued and outstanding or held in treasury immediately following the Class A Reclassification into one validly issued, fully paid and non-assessable share of Class A Common Stock (the “Class A Stock Split”); and

•the reclassification of each three shares of Class B Common Stock issued and outstanding or held in treasury immediately following the Class B Reclassification into one validly issued, fully paid and non-assessable share of Class B Common Stock (the “Class B Stock Split” and, together with the Class A Stock Split, the “Stock Split”).

No fractional shares of Class A Common Stock or Class B Common Stock were delivered as a result of the Stock Split.

Summary of IPO Share Transactions
As a result of the IPO, the Preferred Stock Conversion, the Series B Conversion, the Reclassification, and the Stock Split described above, the following activity occurred:

•402,192,500 shares (pre-split) of convertible preferred stock were converted into 403,261,643 shares (pre-split) of Series A Common Stock;

•9,360,800 shares (pre-split) of Series B Common Stock were converted into 9,360,800 shares (pre-split) of Series A Common Stock;

•398,283,107 shares (pre-split) of Series A Common Stock were reclassified as 398,283,107 shares (pre-split) of Class A Common Stock;

•60,127,163 shares (pre-split) of Series B Common Stock were reclassified as 60,127,163 shares (pre-split) of Class B Common Stock;

•45,879,623 shares (pre-split) of Series A Common Stock were reclassified as 45,879,623 shares (pre-split) of Class B Common Stock;

•398,283,107 shares (pre-split) of Class A Common Stock were reclassified as 132,760,639 shares (post-split) of Class A Common Stock;

•106,006,786 shares (pre-split) of Class B Common Stock were reclassified as 35,335,579 shares (post-split) of Class B Common Stock;

•219,772 shares (post-split) of Class B Common Stock converted to 219,772 shares (post-split) of Class A Common Stock in connection with a secondary sale in the IPO; and

•the Company issued 36,391,946 shares (post-split) of Class A Common Stock at a par value of $0.00001 and a public offering price of $39.00 per share.

Common Stock

The rights of the holders of Class A Common Stock and Class B Common Stock are identical, except with respect to voting, conversion, and transfer rights.

Voting Rights
Holders of the Company’s Class A Common Stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders, and holders of the Company’s Class B Common Stock are entitled to 20 votes for each share held on all matters submitted to a vote of stockholders. The holders of the Company’s Class A Common Stock and Class B Common Stock will vote together as a single class, unless otherwise required by law or under the Amended and Restated Certificate of Incorporation.

Conversion and Transfer
Each outstanding share of Class B Common Stock is convertible at any time at the option of the holder into one share of Class A Common Stock. Each share of Class B Common Stock will convert automatically into one share of Class A Common Stock upon any transfer, except for certain permitted transfers described in the Amended and Restated Certificate of Incorporation. All outstanding shares of Class B Common Stock will automatically convert into shares of Class A Common Stock on a one-for-one basis upon the date that is the earlier of (i) the transfer of Class B common stock to a person or entity that is not in the transferor’s permitted ownership group, as described in the Amended and Restated Certificate of Incorporation, (ii) March 2, 2028, or (iii) upon the occurrence of certain other events as described in the Amended and Restated Certificate of Incorporation.

Dividends
Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend right of the preferred stockholders.

12.STOCK-BASED COMPENSATION

2012 Incentive Award Plan
Prior to the IPO, the Company maintained the 2012 Stock Plan (the “2012 Plan”), which provided for the grant of stock options (including ISOs and NSOs), common stock of the Company, stock payments and restricted stock units ("RSUs"). The 2012 Plan was initially adopted on December 6, 2012 and most recently amended and restated in October 2020. The 2012 Plan was terminated upon the effectiveness of the 2021 Incentive Award Plan in March 2021, and no further awards will be made under the 2012 Plan.

2021 Incentive Award Plan
In March 2021, the Company’s board of directors adopted the 2021 Incentive Award Plan, (the “2021 Plan”), which provides for the grant of stock options, stock appreciation rights (“SARs”), restricted stock, RSUs, performance awards, dividend equivalents and other stock or cash awards to employees, consultants and non-employee directors.

Stock-Based Compensation Expense
For the three months ended March 31, 2021, $19.1 million of stock-based compensation expense was recognized, of which $9.4 million was recognized within general and administrative expenses and $9.7 million was recognized within other insurance costs in the statement of operations. For the three months ended March 31, 2020, $8.1 million of stock-based compensation expense was recognized, of which $4.0 million was recognized within general and administrative expenses and $4.1 million was recognized within other insurance costs in the statement of operations. These amounts include the effects of award modifications for the extension of post-employment exercise periods, which result in the recognition of additional stock-based compensation expense.

Stock Options
Stock options granted under the 2012 Plan and 2021 Plan include ISO and NSO options, generally have a maximum contractual term of 10 years and typically vest over a four-year period.

The following table summarizes the stock option award activity under the 2012 Plan and 2021 Plan for the three months ended March 31, 2021:

	March 31, 2021
	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value
	(in thousands, except exercise price)
Balance - December 31, 2020	41,115,486	$9.19	7.59	$279,477
Options granted	1,245,593	$27.03
Options exercised	(4,306,297)	$6.92		$91,855
Options canceled	(400,101)	$15.86
Balance - March 31, 2021	37,654,681	$9.95	7.56	$642,569
Options Exercisable at March 31, 2021	22,887,959	$8.25	6.51	$426,382

Determination of Fair Value of Stock Options
The fair value of stock option awards granted is estimated on the grant date using the Black-Scholes option pricing model. The weighted average grant date fair value of options granted during the three months ended March 31, 2021 was $10.42.

The table below summarizes the assumptions used:

March 31, 2021
Term in years	5.99
Dividend rate	—%
Risk free rate of return	0.75%
Volatility	39.40%

Compensation Expense – Stock Options
During the three months ended March 31, 2021 and 2020, the Company recorded compensation expense of $13.2 million and $7.5 million, respectively. The amount of unrecognized compensation expense for stock options is $80.0 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Restricted Stock Units (“RSUs”)
RSUs represent the right to receive shares of the Company’s Class A Common Stock at a specified date in the future and typically have a vesting period of one to four years. In connection with the IPO, the Company granted 17 RSUs to each of its employees, including its named executive officers.

The following table summarizes RSU award activity for the three months ended March 31, 2021:

	RSU
	Number of Shares	Weighted Average Grant Date Fair Value

Unvested RSUs at December 31, 2020	1,555,666	$15.82
RSUs granted	908,344	$28.38
RSUs canceled	(153)	$31.00
Unvested RSUs at March 31, 2021	2,463,857	$20.45

Determination of Fair Value of RSUs
The fair value of RSUs granted is determined on the grant date based on the fair value of the Company's common stock.

Compensation Expense – RSUs
During the three months ended March 31, 2021, the Company recorded compensation expense of $4.3 million. The amount of unrecognized compensation expense for RSUs is $45.6 million, which is expected to be recognized over a weighted-average period of 3.2 years.

Performance-based Restricted Stock Units (“PSUs”)
In February 2021, a special committee comprised of independent members of the Company’s board of directors approved the grant of PSUs to the Company’s co-founders (the "Co-Founders"), which are referred to as the “Founders Awards.” The Founders Awards cover 6,344,779 shares of Class A Common Stock (cumulative) and will be eligible to vest based on the achievement of pre-determined stock price goals over a seven-year period. The Founders Awards are intended to retain and incentivize the Co-Founders to lead the Company to sustained, long-term financial and operational performance.

The following table summarizes PSU award activity for the three months ended March 31, 2021:

	PSU
	Number of Shares	Weighted Average Grant Date Fair Value

Unvested PSUs at December 31, 2020	—	$—
PSUs granted	6,344,779	$14.22
PSUs canceled	—	$—
Unvested PSUs at March 31, 2021	6,344,779	$14.22

Determination of Fair Value of PSUs
The weighted average grant date fair value of the PSUs is $14.22, which was estimated on the grant date using a Monte Carlo simulation. The table below summarizes the assumptions used:

Grant date stock price	$39.00
Term in years	7.0
Expected volatility	45%
Risk-free rate	1.14%
Dividend yield	—%

Compensation Expense – PSUs
During the three months ended March 31, 2021, the Company recorded compensation expense of $1.6 million. The amount of unrecognized compensation expense for PSUs is $88.7 million, which is expected to be recognized over a weighted-average period of 4.5 years.

13.EARNINGS (LOSS) PER SHARE

Earnings (loss) per share ("EPS") is calculated using the two-class method, which is an earnings allocation model that treats participating securities as having rights to earnings that otherwise would have been available to common stockholders. Under the two-class method, earnings for the period are required to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. For EPS computation purposes, the Company's Class A and Class B common stock are considered one single class of common stock because both classes have the same dividend and liquidation rights.

The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders	$(87,371)	$(96,879)

Denominator:
Weighted average common shares outstanding, basic and diluted	88,865,726	28,874,520

Net loss per share, basic and diluted	$(0.98)	$(3.36)

In periods when the Company is in a net loss position, dilutive securities are excluded from the computation of diluted earnings per share because their inclusion would have an anti-dilutive effect. Thus, basic net loss per share is the same as diluted net loss per share.

14.VARIABLE INTEREST ENTITIES

In the normal course of business, the Company enters into business arrangements with integrated health systems, which include multiple hospitals, health care centers, large independent practice associations, physicians and ancillary providers licensed to provide health care services in the states of Ohio and New York, and several medical professional corporations (collectively, the "Professional Corporations") that employ health care providers to deliver telemedical healthcare services to its covered member population in various states. The Company evaluated its involvement with these entities and considered whether it has (i) the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and (ii) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could be potentially significant to the VIE. The Company has determined that consolidation was required because these entities are deemed VIEs and the Company is considered to be the primary beneficiary of these entities.

Integrated Health Systems
The Company has arrangements with integrated health systems through its wholly-owned subsidiaries, Oscar Insurance Corporation of Ohio and Oscar Health Plan of New York, which are consolidated into the Company’s financial results pursuant to the guidance regarding Variable Interest Entities. For the Company’s arrangements with integrated health systems, the Company shares 50% of the underwriting risks through shared savings and 50% of net income. Payments to the healthcare networks are expensed and are included in claims incurred, net in the consolidated statement of operations.

For the three months ended March 31, 2021, the Company incurred $0.9 million of expenses through shared savings arrangements. The Company did not incur any expenses through shared services arrangements for the three months ended March 31, 2020.

Professional Corporations
The Company has a series of contractual relationships with several medical professional corporations and has determined it has a controlling financial interest in them because, as part of its arrangement, it has guaranteed their debt, and the equity at risk is insufficient to finance their activities without additional subordinated financial support from the Company.

As of March 31, 2021, the collective assets and liabilities of the professional corporations were $1.9 million and $9.8 million, respectively. As of December 31, 2020, the collective assets and liabilities of the professional corporations were $1.9 million and $7.6 million, respectively.

For the three months ended March 31, 2021, the collective revenues and operating expenses of the professional corporations were $2.0 million and $4.2 million, respectively. For the three months ended March 31, 2020, the collective revenues and operating expenses of the professional corporations were $1.2 million and $2.8 million, respectively.

15.COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company is frequently made party to a variety of legal actions and regulatory inquiries, including class actions and suits brought by members, care providers, customers and regulators, relating to the Company’s businesses, including management and administration of health benefit plans and other services. These matters include employment and contract claims and claims related to health care benefits coverage and other business practices.

The Company records liabilities for its estimates of probable costs resulting from these matters where appropriate. Estimates of costs resulting from legal and regulatory matters involving the Company are inherently difficult to predict, particularly where the matters: involve indeterminate claims for monetary damages or may involve fines, penalties or punitive damages; present novel legal theories or represent a shift in regulatory policy; involve a large number of claimants or regulatory bodies; are in the early stages of the proceedings; or could result in a change in business practices. Accordingly, the Company is often unable to estimate the losses or ranges of losses for those matters where there is a reasonable possibility or it is probable that a loss may be incurred, the ultimate settlement of which could be material.

16.     SUBSEQUENT EVENTS

On May 12, 2021, the Company terminated its 2021 quota share arrangements with Canada Life Assurance Company (“Canada Life”), effective as of April 1, 2021. In connection with the termination, the Company will pay amounts due under the agreements for the three months ended March 31, 2021. During the three months ended March 31, 2021, the Company ceded approximately 10% of premiums before ceded reinsurance to Canada Life as part of its quota share reinsurance program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our prospectus, dated March 2, 2021, filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act on March 4, 2021 (the “Prospectus”) in connection with our initial public offering (“IPO”). This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item II, Part 1A, “Risk Factors” and other factors set forth in other parts of this Quarterly Report on Form 10-Q.

Overview
Oscar is the first health insurance company built around a full stack technology platform and a relentless focus on serving our members. We offer Individual & Family, Small Group and Medicare Advantage plans. We have also partnered with Cigna through the Cigna + Oscar partnership, which unites Oscar’s highly-differentiated member experience with Cigna’s broad provider networks, to exclusively serve the Small Group employer market. We started Oscar over eight years ago to create the kind of health insurance company we would want for ourselves—one that behaves like a doctor in the family, helping us navigate the health care system in our moments of greatest need. In the years since, we have built a suite of services that permit us to earn our members’ trust, leverage the power of personalized data, and help our members find quality care they can afford. We call this our member engagement engine, and it is powered by a differentiated full stack technology platform that will allow us to continue to innovate like a technology company and not a traditional insurer in the years ahead.

Our business model is built around our member engagement engine and full stack technology platform, which drive high engagement and trust among our members, collect and integrate data to produce real-time personalized insights, and help our members find high quality care options, including innovative virtual care solutions that we develop in partnership with the Oscar Medical Group. We believe the investments we have made to date lead to better outcomes and a better experience for our members, and that our competitors will not be able to replicate our differentiated suite of services without access to a full stack technology platform such as ours.

Recognition of our innovative model has already enabled partnerships with other payers and providers and payors in which health plans and products are powered by our platform. In April 2021, we launched +Oscar, our tech-driven platform business designed to help provider and payor clients drive improved efficiency, growth and superior engagement with their members and patients. Through +Oscar, we provide services and access to our efficient, full-stack platform and health plan infrastructure to our customers, including our health insurance company subsidiaries, Cigna + Oscar, and Health First Health Plans. The attractive economics of these deals often include both risk-sharing and/or fee-based compensation for use of our innovative technology.

Individual and Small Group
The Individual market primarily consists of policies purchased by individuals and families through Health Insurance Marketplaces. The Small Group market consists of employees of companies with up to 50 full-time workers in most states and up to 100 full-time workers in selected states.

We offer health plans in the Individual market on exchange and off-exchange under the five “metal” plan categories defined by the ACA: Catastrophic, Bronze, Silver, Gold, and Platinum. These differ based on the size of the monthly premium and the level of sharing of medical costs between Oscar and our members, with the Catastrophic and Bronze plans having the highest level of sharing.

Individual and Small Group premium rates, along with specific rate changes, are required to be approved by applicable state and federal regulatory agencies in accordance with the ACA. Additionally, various federal and state laws have minimum Medical Loss Ration ("MLR") requirements. We elect to participate in a given Individual or Small Group market on an annual basis. In substantially all cases, our base premiums are subject to a risk adjustment based on the health status of our members relative to the overall health status of all individuals in a given state or market.

Medicare Advantage

We began providing plans in the Medicare Advantage program in 2020 to adults who are age 65 and older and eligible for traditional Medicare, but who instead select coverage through a private market plan. We enter into contracts with the Centers for Medicare & Medicaid Services ("CMS") under the Medicare Advantage program to provide healthcare benefits to Medicare beneficiaries. In exchange, we receive a fixed per member per month ("PMPM") premium that varies based on a variety of factors, including the CMS Star ratings of our health plans, as well as member geographic location, demographics, and health status. CMS also uses a risk adjustment system to adjust the premiums paid to Medicare Advantage plans that reflects the predicted healthcare costs of their members compared to an “average” beneficiary based on health status and other factors. Medicare Advantage premiums paid to us under our CMS contracts are subject to annual review by CMS, as well as federal government reviews and audits. We elect to participate in a given Medicare geographic region on an annual basis.

Partnerships
As we have built our full stack technology platform, we have started to monetize the platform we have built through co-branded partnerships with leading providers, payers and other innovators. Our co-branded partnerships are proof points of our ability to deploy our technology to support innovative healthcare use cases and create value by enabling other payers and providers to leverage the strength of our full stack technology platform to power health plans. We currently have co-branded partnerships with (1) the Cleveland Clinic in the Individual market, which launched in 2018, (2) Montefiore in the Medicare Advantage market, which launched in 2020, and (3) Cigna in the Small Group market, which launched in 2020. We also announced a co-branded plan with Holy Cross and Memorial in the Medicare Advantage market, which began selling in 2020 for enrollment in 2021. Our platform helps power the plans of each of these co-branded partnerships. In addition, in January 2021, we entered into a new partnership with Health First, where we will provide certain administrative services and provide their individual commercial and Medicare Advantage members with access to our full stack technology platform largely beginning on January 1, 2022. While the economics of a partnership may vary, we often monetize through a risk-sharing or fee-based arrangement, depending on the services we are performing.

Reinsurance
We believe our reinsurance agreements help us achieve important goals for our business, including risk management, capital efficiency, and greater predictability in our earnings in the event of unexpected significant fluctuations in MLR. Specifically, reinsurance is a financial arrangement under which the reinsurer agrees to cover a portion of our medical claims (ceded claims) in return for a portion of the premium (premiums ceded). Each quota share reinsurance agreement includes a ceding commission payment from the reinsurer to Oscar to cover administrative costs. We currently use quota share agreements to limit our risk and capital and surplus requirements, which has enabled us to grow while optimizing our use of capital. Premiums for quota share insurance are based on a percentage of premiums earned before ceded reinsurance. For years ended December 31, 2019 and 2020, all premiums and claims ceded under our quota share arrangements were shared proportionally with our reinsurers, up to a limit specified in each agreement, which varied from 100% to 105% of ceded premiums. For 2021, we have amended our reinsurance agreements with Axa France Vie to remove the MLR-based limitation on claims ceded.

To the extent ceded premiums exceed ceded claims and commissions, we typically receive an experience refund. Reinsurance recoveries are recorded as a reduction to claims incurred, net. We entered into statutory trust agreements with Axa France Vie in compliance with the credit for reinsurance laws and regulations of the state of domicile of each ceding company in connection with reinsurance ceded to an unauthorized reinsurer. Each trust account is funded at 102% of the ceding entity’s health care costs incurred but not yet reported, or IBNR. Acceptable assets deposited into the trust accounts include cash, certificates of deposit, and instruments that are acceptable to the commissioner of the insurance department of the ceding entity’s state of domicile.

We also use excess of loss ("XOL") reinsurance to limit our exposure to large catastrophic risk from individual claims. Under our 2020 and 2021 XOL reinsurance contracts, the reinsurer is paid to cover claims related losses over a $500,000 and $750,000 attachment point, respectively. Our reinsurance treaties do not relieve us of our primary medical claims incurred obligations.

For the three months ended March 31, 2021 and 2020, approximately 43% and 83% of our premiums before ceded reinsurance, respectively, were ceded under quota share reinsurance arrangements. The table below presents a summary of the percentage of premiums before ceded reinsurance ceded to each reinsurer:

	% of Premiums before Reinsurance Ceded
Reinsurance	March 31, 2021	March 31, 2020
Axa France Vie	35%	31%
Berkshire Hathaway Specialty Insurance Company	*NM	52%
Canada Life Assurance Company	10%	—%
Total Premiums Ceded	43%	83%
•*NM - not material

On May 12, 2021, we terminated our reinsurance arrangements with Canada Life Assurance Company (“Canada Life”), effective as of April 1, 2021. In connection with the termination, we will pay amounts due under the agreements for the three months ended March 31, 2021. During the three months ended March 31, 2021, the Company ceded approximately 10% of premiums before ceded reinsurance to Canada Life as part of its quota share reinsurance program. Because reinsurers are entitled to a portion of our premiums under our quota share reinsurance arrangements, changes in the amount of premiums ceded under these arrangements affect our revenue. Furthermore, reductions in the amount of premiums ceded under quota share reinsurance arrangements may result in an increase to our minimum capital and surplus requirements, and an increase in corresponding capital contributions by our holding company ("Holdco") to our health insurance subsidiaries.

Seasonality
Our business is generally affected by the seasonal patterns of our member enrollment and medical expenses and, to a lesser extent, marketing spend in advance of an Open Enrollment Period or Annual Election Period. Medical expenses are historically highest towards the end of the year due to a number of factors discussed below. Direct policy premiums earned are historically highest in the first quarter, primarily due to the annual enrollment cycles and the enrollment of our members.

Members
For Individual and Medicare Advantage products, the majority of our member growth occurs in connection with the annual Open Enrollment Period and Annual Election Period. In the Small Group market, approximately 40% of membership is acquired between December 1 and January 1; with the remaining members acquired throughout the balance of the year. We also add members throughout the year, including during Special Enrollment Periods when certain eligible individuals can enroll.

Our membership by offering as of March 31, 2021 and 2020 is presented in the table below:

Member by Offering

	As of March 31,
	2021	2020
Individual and Small Group	535,001	418,924
Medicare Advantage	3,628	1,628
Cigna + Oscar (1)	3,591	—
Total	542,220	420,552
1.Represents total membership for our co-branded partnership with Cigna.

Claims Incurred
Our medical expenses are generally expected to be lowest in the first quarter and highest in the fourth quarter of the year and are impacted by seasonal effects of medical costs such as the utilization of deductibles and out-of-pocket maximums over the course of the policy year, which shifts more costs to us in the fourth quarter as we pay a higher proportion of claims. As a result, we typically have higher levels of medical costs in the third and fourth quarters of a calendar year. Our medical costs can also vary according to the number of days and holidays in a given period.

Risk Adjustment
The risk adjustment programs in the Individual, Small Group, and Medicare Advantage markets we serve are designed to mitigate the potential impact of adverse selection and provide stability for health insurers. Under the Individual and Small Group risk adjustment program, each state plan is assigned a risk score based upon demographic information and current year claims information related to its members. Plans with lower than average risk scores will generally pay into the pool, while plans with higher than average risk scores will generally receive distributions. This amount is calculated based on the risk score of each plan’s members. We reevaluate our risk transfer estimates as new information and market data becomes available until we receive the final report from CMS in June of the following year. In the Medicare Advantage risk adjustment program, each member is assigned a risk score that reflects the member’s predicted health costs compared to an average member. Plans receive higher payments for members with higher risk scores than members with lower risk scores. Our risk transfer estimates are subject to a high degree of estimation and variability, and are affected by the relative risk of our members to that of other insurers. In the Individual and Small Group lines, there is a higher degree of uncertainty associated with estimates of risk transfers at the beginning of the policy year resulting from composition of the risk score being based on concurrent claim data. Furthermore, there is additional uncertainty for blocks of business that experience high growth compounded by the lack of credible experience data on the newly enrolling population. Actual risk adjustment calculations and transfers could materially differ from our assumptions.

Impact of COVID-19
The COVID-19 pandemic, including its effect on the macroeconomic environment, and the response of our local, state, and federal governments to contain and manage the virus, continues to impact our business. Governmental authorities have begun to lift or have already lifted restrictions on elective medical services, but the emergence of COVID-19 variants in the United States and abroad continues to prolong the risk of additional surges of COVID-19. In addition, some individuals have delayed or are not seeking routine medical care to avoid COVID-19 exposure. These and other responses to the COVID-19 pandemic have meant that our MLR may be subject to additional uncertainty as certain segments of the economy and workforce come back on line, members resume care that may have been foregone, and the broader population becomes vaccinated.

To date, we have experienced or expect to experience the following impacts on our business model due to COVID-19:

•Medical Costs. We have experienced and may continue to experience depressed non-COVID-19 related medical costs, as the pandemic continues to affect the United States, and our members continue to change the way they utilize care. Some of these costs will likely be incurred at a later date, resulting in increased medical claims expenses in the future. We cannot accurately estimate the future net potential impact, positive or negative, to our medical claims expenses at this time.
•Member Solutions. We have expanded benefit coverage in areas such as COVID-19 care and testing, telemedicine, and pharmacy benefits; offered additional enrollment opportunities to those who previously declined employer-sponsored offerings; extended certain premium payment terms for customers experiencing financial hardship; simplified administrative practices; and accelerated payments to care providers, all with the aim of assisting our customers, providers and members in addressing the impacts of the COVID-19 pandemic.
•Work From Home Arrangements. We have taken significant steps to support our employees to protect their health and safety, while also ensuring that our business can continue to operate and that services continue without disruption. We have implemented our business continuity plans and have taken actions to support our workforce. We have transitioned the vast majority of our employees to work from home, allowing us to continue to operate at close to full capacity, while continuing to maintain our internal control focus. As a result, we have experienced and expect continued incremental costs due to investments and actions we have already taken and continued efforts to protect our members and employees and the communities we serve.
•Virtual Care. The utilization of telehealth in primary care visits for Oscar’s subscribing members significantly increased. We intend to continue to offer our members flexible options when seeking care, including our Oscar virtual care solutions. In the first quarter of 2021, we launched innovative virtual primary care plan designs in key states for a more convenient, efficient, and cost-effective doctor experience.
Overall measures to contain the COVID-19 outbreak may remain in place for a significant period of time, as certain geographic regions have experienced a resurgence of COVID-19 infections and new strains of COVID-19 that appear to be more transmissible have emerged. Although the number of people who have been vaccinated has been increasing, the duration and severity of this pandemic is unknown and the extent of the business disruption and financial impact depends on factors beyond our knowledge and control.

Regulatory Update
On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021 (“American Rescue Plan”), which builds upon many of the measures in the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”). Under the American Rescue Plan, starting April 1, 2021, APTC subsidies are now available for 2021 and 2022 plan year for most individuals and families making more than 400% of the federal poverty level ("FPL"), and APTC subsidies are temporarily increased for all income brackets. The American Rescue Plan also provides for $350 billion in state and local funding, additional Medicaid and Children’s Health Insurance Program funding for COVID-19 vaccines and treatment to be matched at 100% of the federal medical assistance percentage (“FMAP”), incentives for states to expand Medicaid, enhanced flexibility for states to extend Medicaid eligibility to women for 12 months postpartum, and a temporary 10% FMAP increase for states to improve Medicaid home- and community-based services for one year. In addition, from April 1, 2021, through September 30, 2021, individuals with employer-based insurance meeting certain criteria are eligible for a premium subsidy of 100% of COBRA continuation coverage cost.

On March 23, 2021, President Biden announced that CMS is extending access to the Special Enrollment Period (“SEP”) until August 15 to enable consumers to take advantage of the new subsidies available through the American Rescue Plan. This special enrollment period includes the extended period from February 15, 2021, through August 15, 2021, for the health insurance marketplace operated by the federal government for most states, and similar periods for the state-based marketplaces run by Colorado (starting February 8, 2021, through August 15, 2021), and Pennsylvania (starting February 15, 2021, through August 15, 2021). This also includes the extended Open Enrollment Periods in California, New Jersey and New York, running through December 31, 2021.
Key Factors Affecting Performance
Our financial condition and results of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges. For discussion of these factors, see “Key Factors Affecting Performance” in the Management’s Discussion and Analysis section of our Prospectus, and in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.
Components of our Results of Operations
Premiums Before Ceded Reinsurance
Premiums before ceded reinsurance primarily consist of premiums received, or to be received, directly from our members or from CMS as part of the APTC program, net of the impact of our risk adjustment payable. Premiums before ceded reinsurance are generally impacted by the amount of risk sharing adjustments, our ability to acquire new members and retain existing members, and average size and premium rate of policies.

Reinsurance Premiums Ceded
Reinsurance premiums ceded represent the amount of premiums written that are ceded to reinsurers either through quota share or XOL reinsurance. We enter into reinsurance agreements, in part, to limit our exposure to potential losses as well as to provide additional capacity for growth. Reinsurance premiums ceded are recognized over the reinsurance contract period in proportion to the period of risk covered. The volume of our reinsurance premiums ceded is impacted by the level of our premiums earned and any decision we make to increase or decrease limits, retention levels, and co-participations.

Investment Income and Other Revenue
Investment income and other revenue primarily includes interest earned and gains on investments in U.S. Treasury and agency securities, corporate notes, certificates of deposit, commercial paper and municipalities.

Claims Incurred, Net
Claims incurred, net primarily consists of both paid and unpaid medical expenses incurred to provide medical services and products to our members. Medical claims include fee-for-service claims, pharmacy benefits, capitation payments to providers, and various other medical-related costs. Under fee-for-service claims arrangements with providers, we retain the financial responsibility for medical care provided and incur costs based on actual utilization of hospital and physician services. Medical claims are recognized in the period health care services are provided. Unpaid medical expenses include claims reported and in the process of being settled, but that have not yet been paid, as well as health care costs incurred but not yet reported to us, which are collectively referred to as benefits payable or claim reserves. The development of the claim reserve estimate is based on actuarial methodologies that consider underlying claim payment patterns, medical cost inflation, historical developments, such as claim inventory levels and claim receipt patterns, and other relevant factors. The methods for making such estimates and for establishing the resulting liability are continuously reviewed and any adjustments are reflected in the period determined. Claims incurred, net also reflects the net impact of our ceded reinsurance claims.

Other Insurance Costs
Other insurance costs primarily include wages, benefits, marketing, rent, costs of software and hardware, distribution costs, unallocated claims adjustment expenses, and administrative costs associated with functions that are necessary to support our health insurance business and are net of ceding commissions we receive from our reinsurance partners. Such functions include, but are not limited to, information systems, legal, finance, compliance, concierge, and claims processing. Other insurance costs will increase over time as we support a larger membership base but we expect our ability to leverage our technology and member engagement will decrease the magnitude of the increase in costs.

General and Administrative Expenses
General and administrative expenses primarily include wages, benefits, research and development, costs of software and hardware, and administrative costs for our corporate and technology functions. Such functions include, but are not limited to information systems, executive management, legal, and finance. Research and development expenses include expenses related to developing our platform. General and administrative expenses will increase over time due to the additional legal, accounting, insurance, investor relations, and other costs that we will incur as a public company.

Federal and State Assessments
Federal and state assessments represent non-income tax charges from federal and state governments, including but not limited to Exchange user fees, premium taxes, franchise taxes, and other state and local non-premium related taxes.

Health Insurance Industry Fee
The ACA includes an annual, nondeductible insurance industry tax that is levied proportionally across the insurance industry for risk-based health insurance products, which we were subject to in 2020. The HIF has been permanently repealed, beginning in 2021. It is calculated based on a ratio of our applicable net premiums written, compared to the total U.S. health insurance industry applicable net premiums written during the previous calendar year. We record the health insurance industry fee, or HIF, liability in accounts payable and accrued liabilities at the beginning of the calendar year. A corresponding deferred cost is recorded in receivables and other assets that is amortized to HIF in the consolidated statement of operations using a straight-line method of allocation over the calendar year.

Premium Deficiency Reserve Release
Premium deficiency reserve release is the year over year change in the premium deficiency reserve liability. Premium deficiency reserve liabilities are established when it is probable that expected future claims and maintenance expenses will exceed future premium and reinsurance recoveries on existing medical insurance contracts without consideration of investment income. For purposes of determining premium deficiency losses, contracts are grouped consistent with our method of acquiring, servicing, and measuring the profitability of such contracts which is generally on a line of business basis.

Income Tax Expense
Income tax expense consists primarily of changes to our current and deferred federal and state tax assets and liabilities. Income taxes are recorded as deferred tax assets and deferred tax liabilities based on differences between the book and tax bases of assets and liabilities. Our deferred tax assets and liabilities are calculated by applying the current tax rates and laws to taxable years in which such differences are expected to reverse.

Results of Operations

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020

The following table sets forth our results of operations for the periods indicated:

	Three months ended March 31,
	2021	2020	$ Change	% Change
	(In thousands)
Revenue
Premiums before ceded reinsurance	$610,099	$424,448	$185,651	44%
Reinsurance premiums ceded	(241,562)	(339,229)	97,667	(29)%
Premiums earned	368,537	85,219	283,318	332%
Investment income and other revenue	851	2,884	(2,033)	(70)%
Total revenue	369,388	88,103	281,285	319%
Operating Expenses:
Claims incurred, net	268,048	84,216	183,832	218%
Other insurance costs	79,837	40,904	38,933	95%
General and administrative expenses	63,062	31,839	31,223	98%
Federal and state assessments	30,515	22,297	8,218	37%
Health insurance industry fee	—	4,813	(4,813)	(100)%
Premium deficiency reserve release	(9,543)	(18)	(9,525)	*NM
Total operating expenses	431,919	184,051	247,868	135%
Loss from operations	(62,531)	(95,948)	33,417	(35)%
Interest expense	3,697	—	3,697	*NM
Loss on extinguishment of debt	20,178	—	20,178	*NM
Loss before income taxes	(86,406)	(95,948)	9,542	(10)%
Income tax provision	965	931	34	4%
Net loss	$(87,371)	$(96,879)	$9,508	(10)%
•*NM - not meaningful
Premiums Before Ceded Reinsurance
Premiums before ceded reinsurance increased $185.7 million or 44% to $610.1 million for the three months ended March 31, 2021, from $424.4 million for the three months ended March 31, 2020, which was primarily driven by a $248.8 million, or 44%, increase in direct and assumed premiums due to higher membership in existing markets, expansion into new markets, and a mix shift towards higher premium plans. Direct and assumed premium increases were partially offset by an increase of $66 million in risk adjustment payable required under the ACA due to an increase in members with healthier risk profiles within respective geographies.

Reinsurance Premiums Ceded
Reinsurance premiums ceded decreased $97.7 million or 29% to $241.6 million for the three months ended March 31, 2021 from $339.2 million for the year ended March 31, 2020. This was primarily driven by a decrease in average quota share cession rates from 83% in the three months ended March 31, 2020 to 43% in the three months ended March 31, 2021.

Investment Income and Other Revenue
Investment income and other revenue decreased to $0.9 million for the three months ended March 31, 2021 from $2.9 million for the three months ended March 31, 2020 primarily due to lower interest rates.

Claims Incurred, Net
Claims incurred, net, increased $183.8 million, or 218%, to $268.0 million for the three months ended March 31, 2021 from $84.2 million for the three months ended March 31, 2020, which was primarily driven by a decrease in quota share reinsurance and higher claims attributable to increased membership. Quota share claims ceded decreased $71.6 million or 28% for the quarter ended March 31, 2021 as compared to the quarter ended March 31, 2020 due to a decrease in average quota share cession rates.

Other Insurance Costs
Other insurance costs increased $38.9 million or 95.2% to $79.8 million for the three months ended March 31, 2021 from $40.9 million for the three months March 31, 2020. The increase was driven by a decrease in reinsurance commissions due to a decrease in average quota share cession rates. Additional increases were attributable to member-driven administrative costs including broker commissions, claims processing, variable compensation and benefits, premiums taxes and network administrative costs and a full quarter of Cigna + Oscar plans. Stock-based compensation increased to $9.7 million for the three months ended March 31, 2021 as compared to $4.1 million for the three months ended March 31, 2020, primarily due to the issuance of stock options with a higher valuation.

General and Administrative Expenses
General and administrative expenses increased $31.2 million or 98.1% to $63.1 million for the three months ended March 31, 2021 from $31.8 million for the three months ended March 31, 2020. Stock-based compensation and warrants expense increased to $22.3 million for the three months ended March 31, 2021 as compared to $3.1 million for the three months ended March 31, 2020, primarily due to the issuance of stock options with a higher valuation and warrant expense of $12.9 million relating to the change in the fair value of warrant liabilities. The increase was also due to headcount related growth to support strategic partnerships, platform technologies and costs to support requirements to operate as a public company.

Federal and State Assessments
Federal and state assessments increased $8.2 million or 36.9% to $30.5 million for the three months ended March 31, 2021 from $22.3 million for the three months ended March 31, 2020, which was primarily due to higher exchange fees and premium taxes driven by membership and premium increases.

Health Insurance Industry Fee
The health insurance industry fee has been repealed in 2021. The fee incurred for the three months ended March 31, 2020 was $4.8 million.

Premium Deficiency Reserve Release
Premium deficiency reserve release increased $9.5 million for the three months ended March 31, 2021 from less than $0.1 million for the three months ended March 31, 2020, which was primarily driven by a higher premium deficiency reserve balance at December 31, 2020. At the end of 2020, we increased our premium deficiency reserve expense to account for growth in 2021 membership as we invest in markets and products.

Income Tax Provision
Our effective income tax rate for the three months ended March 31, 2021 and March 31, 2020 was approximately (1.12)% and (0.97)%, respectively.

Key Operating and Non-GAAP Financial Metrics
We regularly review a number of metrics, including the following key operating and non-GAAP financial metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections, and make strategic decisions. We believe these operational and financial measures are useful in evaluating our performance, in addition to our financial results prepared in accordance with GAAP.

	Three Months Ended
	March 31, 2021	March 31, 2020
Members	542,220	420,552
Direct Policy Premiums (in thousands)	$820,814	$572,011
Medical Loss Ratio	74.4%	81.1%
InsuranceCo Administrative Expense Ratio	19.8%	23.6%
InsuranceCo Combined Ratio	94.2%	104.6%
Adjusted EBITDA(1) (in thousands)	$(26,258)	$(86,168)
1.Adjusted EBITDA is a non-GAAP measure. See “Adjusted EBITDA” below for a reconciliation to net loss, the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.
Members
Members are defined as any individual covered by one of our health plans. We view the number of members enrolled in our health plans as an important metric to help evaluate and estimate revenue and market share. Additionally, the more members we enroll, the more data we have, which allows us to improve the functionality of our platform.

Membership increased 29% to 542,220 as of March 31, 2021, from 420,552 as of March 31, 2020. The increase is attributable to growth in Florida, Arizona and California as well as new markets and state expansion, new plan offerings, and a full quarter of the Cigna+Oscar plan. Additional increases of membership were driven by the American Rescue Plan, which extended the special enrollment period, expanded APTC eligibility and increased APTC subsidies.
Direct Policy Premiums
Direct policy premiums are defined as the premiums collected from our members or from the federal government during the period indicated, before risk adjustment and reinsurance. These premiums include APTC, or premium subsidies, which are available to individuals and families with certain annual incomes. Through March 31, 2021, APTC was available to those individuals and families with annual incomes between 100% and 600% of the federal poverty level in California and 100% and 400% of the federal poverty level in all other states under the ACA. Starting April 1, 2021, consumers enrolling in Individual health plans through a health insurance marketplace could take advantage of additional subsidies available under the American Rescue Plan, which caps premium payment at 8.5% of household income, and expands maximum coverage subsidies to anyone who received unemployment insurance benefits in 2021. We believe direct policy premiums are an important metric to assess our growth. We expect direct policy premiums will increase over time as we increase membership and continue to shift our member mix more towards higher value metal tiers like Silver and diversify across our product markets.

Direct policy premiums increased 44% to $820.8 million for the three months ended March 31, 2021 compared to $572.0 million for the three months ended March 31, 2020. The increase is primarily attributable to the growth in our membership in existing and new states, as described above, and further increased by a shift towards higher premium plans.
Medical Loss Ratio
Medical loss ratio is calculated as set forth in the table below. Medical claims are total medical expenses incurred by members in order to utilize health care services less any member cost sharing. These services include inpatient, outpatient, pharmacy, and physician costs. Medical claims also include risk sharing arrangements with certain of our providers. The impact of the federal risk adjustment program is included in the denominator of our MLR. We believe MLR is an important metric to demonstrate the loss ratio of our costs to pay for health care of our members to the premiums before ceded reinsurance. We believe our member engagement engine and full stack technology platform will allow us to more efficiently manage total claims incurred. MLRs in our existing products are subject to various federal and state minimum requirements. Below is a calculation of our MLR for the periods indicated.

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Direct claims incurred before ceded reinsurance (1)	$457,219	$345,509
Assumed reinsurance claims	1,777	(2)
Excess of loss ceded claims (2)	(4,736)	(4,935)
State reinsurance (3)	(2,343)	(904)
Net claims before ceded quota share reinsurance (A)	$451,917	$339,668

Premiums before ceded reinsurance (4)	$610,099	$424,448
Excess of loss reinsurance premiums (5)	(2,935)	(5,547)
Net premiums before ceded quota share reinsurance (B)	$607,164	$418,901
Medical Loss Ratio (A divided by B)	74.4%	81.1%
1.See Note 4 - Reinsurance to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a reconciliation of direct claims incurred to claims incurred, net appearing on the face of our statement of operations.
2.Represents claims ceded to reinsurers pursuant to an excess of loss treaty, for which such reinsurers are financially liable. We use excess of loss reinsurance to limit the losses on individual claims of our members.
3.Represents payments made by certain state-run reinsurance programs established subject to CMS approval under Section 1332 of the ACA.
4.See Note 3 - Premiums Earned to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for an explanation of premiums before ceded reinsurance.
5.Represents excess of loss insurance premiums paid.
MLR decreased to 74.4% for the three months ended March 31, 2021 compared to 81.1% for the three months ended March 31, 2020. The decrease was largely driven by unfavorable one-time adjustments during the three months ended March 31, 2020 that did not repeat, as well as operational improvements.
InsuranceCo Administrative Expense Ratio
InsuranceCo Administrative Expense Ratio is calculated as set forth in the table below. The ratio reflects the costs associated with running our combined insurance companies. We believe InsuranceCo Administrative Expense Ratio is useful to evaluate our ability to manage our expenses as a percentage of premiums before ceded quota share reinsurance. Expenses necessary to run the insurance company are included in other insurance costs and federal and state assessments. These expenses include variable expenses paid to vendors and distribution partners, premium taxes and exchange fees, employee-related compensation, benefits, marketing costs, and other administrative expenses. Below is a calculation of our InsuranceCo Administrative Expense Ratio for the periods indicated.

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Other insurance costs	$79,837	$40,904
Ceding commissions	19,306	35,026
Stock-based compensation expense	(9,695)	(4,086)
Health insurance industry fee	—	4,813
Federal and state assessment of health insurance subsidiaries	30,598	22,024
Health insurance subsidiary adjusted administrative expenses (A)	$120,046	$98,681

Premiums before ceded reinsurance (1)	$610,099	$424,448
Excess of loss reinsurance premiums	(2,935)	(5,547)
Net premiums before ceded quota share reinsurance (B)	$607,164	$418,901
Insurance Co Administrative Expense Ratio (A divided by B)	19.8%	23.6%
1.See Note 3 - Premiums Earned to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for an explanation of premiums before ceded reinsurance.

The Administrative Expense Ratio decreased to 19.8% for the three months ended March 31, 2021 compared to 23.6% for the three months ended March 31, 2020. The decrease is attributable to the repeal of the health insurance industry fee, and the benefit of scale partially offset by investments for our Medicare Advantage and our Cigna + Oscar offering.
InsuranceCo Combined Ratio
InsuranceCo Combined Ratio is defined as the sum of MLR and InsuranceCo Administrative Expense Ratio. We believe this ratio best represents the current overall performance of our insurance business for activities that can be compared to peers.
InsuranceCo Combined Ratio decreased to 94.2% for the three months ended March 31, 2021 compared to 104.6% for the three months ended March 31, 2020. The improvement in the InsuranceCo Combined Ratio was driven by the same factors that drove our MLR and InsuranceCo Administrative Expense Ratio, including unfavorable non-recurring adjustments in the prior year, the elimination of the health insurance industry fee, scale and operational movements.
Adjusted EBITDA
Adjusted EBITDA is defined as net loss for the Company and its consolidated subsidiaries before interest expense, income tax expense, depreciation and amortization as further adjusted for stock-based compensation, warrant contract expense, changes in the fair value of warrant liabilities, and other non-recurring items as described below. We present Adjusted EBITDA because we consider it to be an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Adjusted EBITDA is a non-GAAP measure. Management believes that investors’ understanding of our performance is enhanced by including this non-GAAP financial measure as a reasonable basis for comparing our ongoing results of operations.

We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate Adjusted EBITDA in the same manner.

Management uses Adjusted EBITDA:
•as a measurement of operating performance because it assists us in comparing the operating performance of our business on a consistent basis, as it removes the impact of items not directly resulting from our core operations;
•for planning purposes, including the preparation of our internal annual operating budget and financial projections;
•to evaluate the performance and effectiveness of our operational strategies; and
•to evaluate our capacity to expand our business.

By providing this non-GAAP financial measure, together with a reconciliation to the most comparable GAAP measure, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as an alternative to, or a substitute for net loss or other financial statement data presented in our consolidated financial statements as indicators of financial performance.

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Net loss	$(87,371)	$(96,879)
Interest expense	3,697	—
Income tax expense	965	931
Depreciation and amortization	3,403	2,544
Stock-based compensation/warrant expense(1)	31,972	7,236
Other non-recurring items(2)	21,076	—
Adjusted EBITDA	$(26,258)	$(86,168)
1.Represents (i) non-cash expenses related to equity-based compensation programs, which vary from period to period depending on various factors including the timing, number, and the valuation of awards, (ii) warrant contract expense, and (iii) changes in the fair value of warrant liabilities.
2.Represents debt extinguishment costs of $20.2 million incurred on the prepayment of the Company's Term Loan (refer to Note 9 - Debt and Warrants) and approximately $0.9 million of non-recurring expenses incurred in connection with the IPO.

Adjusted EBITDA losses decreased to $26.3 million for the three months ended March 31, 2021 compared to $86.2 million for the three months ended March 31, 2020. The decrease in losses is primarily attributable to improvements in our net underwriting margin. In the three months ended March 31, 2021, Adjusted EBITDA benefited from the elimination of the health insurance industry fee, lower quota share and an increased benefit from premium deficiency reserve expense.

Partially offsetting the above, general and administrative expenses increased as we made investments to enhance our technology platform, expand our Medicare Advantage and our Cigna + Oscar offerings, and incurred costs to support requirements to operate as a public company. Other insurance costs also increased due to member-driven costs and an increase in exchange fees and premium taxes driven by higher premiums.

Liquidity and Capital Resources
Overview

We maintain liquidity at two levels of our corporate structure, through our health insurance subsidiaries and through Holdco, our holding company.

The majority of the assets held by our health insurance subsidiaries is in the form of cash and cash equivalents and investments. As of March 31, 2021 and December 31, 2020, total cash and cash equivalents and investments held by our health insurance subsidiaries was $1.7 billion and $1.3 billion, respectively, of which $16.7 million and $16.8 million, respectively, was on deposit with regulators as required for statutory licensing purposes and are classified as restricted deposits on the balance sheet.

Our health insurance subsidiaries’ states of domicile have statutory minimum capital and surplus requirements that are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The combined statutory capital and surplus of our health insurance subsidiaries was $375.9 million and $199.1 million at March 31, 2021 and December 31, 2020, respectively, which was in compliance with and in excess of the minimum capital and surplus requirements for each period. The health insurance subsidiaries historically have required capital contributions from Holdco to maintain minimum levels. Our health insurance subsidiaries also utilize quota share reinsurance arrangements to reduce our minimum capital and surplus requirements, which enables us to efficiently deploy capital to fund our growth. For the three months ended March 31, 2021 and the year ended December 31, 2020, Holdco made $96.6 million and $366.2 million of capital contributions, respectively, to the health insurance subsidiaries. For additional information on our capital contributions, see “Risk Factors—Risks Related to Our Business—If state regulators do not approve payments of dividends and distributions by our subsidiaries to us, we may not have sufficient funds to implement our business strategy.”

The majority of the assets held by Holdco are in the form of cash and cash equivalents and investments. As of March 31, 2021 and December 31, 2020, total cash and cash equivalents and investments held by Holdco was $1.3 billion and $264.4 million, respectively, of which $6.5 million was restricted for each year. We believe the cash, and cash equivalents and investments held by Holdco, not including restricted cash, will be sufficient to fund our operating requirements for at least the next twelve months.

Our cash flows used in operations may differ substantially from our net loss due to non-cash charges or due to changes in balance sheet accounts. The timing of our cash flows from operating activities can also vary among periods due to the timing of payments made or received. Some of our payments and receipts, including risk adjustment and subsequent reinsurance receipts, can be significant. For example, in 2021, we expect to make an approximately $680 million payment into the risk adjustment program for the 2020 policy year. Therefore, their timing can influence cash flows from operating activities in any given period which would have a negative impact on our operating cash flows.

Term Loan Facility
On October 30, 2020, we entered into the term loan credit agreement with HPS Investment Partners, LLC, as administrative agent, and certain other lenders for the term loan facility, or Term Loan Facility, in the aggregate principal amount of $150.0 million. In connection with the IPO, we repaid in full outstanding borrowings, including fees and expenses, under our Term Loan Facility, including a prepayment premium equal to 6.50% of the principal amount of the Term Loan Facility plus accrued and unpaid interest through the six-month anniversary of the closing date of the Term Loan Facility. For additional information regarding the Term Loan Facility, see Note 9 - Debt and Warrants of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Revolving Credit Facility
On February 21, 2021, we entered into a senior secured credit agreement (the "Revolving Credit Facility"), with Wells Fargo Bank, National Association as administrative agent, and certain other lenders for a revolving loan credit facility, or the Revolving Credit Facility, in the aggregate principal amount of $200.0 million. The Revolving Credit Facility is guaranteed by Oscar Management Corporation (formerly Mulberry Management Corporation), a wholly owned subsidiary of Oscar, and all of our future direct and indirect subsidiaries (subject to certain permitted exceptions, including exceptions for guarantees that would require material governmental consents or in respect of joint venture) (the "Guarantors"). Our Revolving Credit Facility is secured by a lien on substantially all of our and the Guarantors’ assets (subject to certain exceptions). Proceeds are to be used solely for general corporate purposes of the Company. The Revolving Credit Facility is available until February 2024, provided we are in compliance with all covenants.

The Revolving Credit Facility permits us to increase commitments under the Revolving Credit Facility by an aggregate amount not to exceed $50 million. The incurrence of any such incremental Revolving Credit Facility will be subject to the following conditions measured at the time of incurrence of such commitments: (i) no default or event of default, (ii) all representations and warranties must be true and correct in all material respects immediately prior to, and after giving effect to, the incurrence of such incremental Revolving Credit Facility and (iii) and any such conditions as agreed between the Borrower and the lender providing such incremental commitment.

Interest Rate, Commitment Fees
The interest rate applicable to borrowings under our Revolving Credit Facility is determined as follows, at our option: (a) a rate per annum equal to the Adjusted LIBO Rate plus an applicable margin of 4.50% (Adjusted London Interbank Offered Rate, or LIBO, is calculated based on one-, three- or six-month LIBO rates, or such other period as agreed by all relevant Lenders, which is determined by reference to ICE Benchmark Administration Limited, but not less than 1.00%), or (b) a rate per annum equal to the Alternate Base Rate plus the applicable margin of 3.50% (the Alternate Base Rate is equal to the highest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, and (iii) the Adjusted LIBO Rate based on a one-month interest period, plus 1.00%). A commitment fee of 0.50% per annum is payable under our Revolving Credit Facility on the actual daily unused portions of the Revolving Credit Facility. The Revolving Credit Facility also contains LIBO rate replacement provisions in the event LIBO rate becomes unavailable during the term of this facility.

The Revolving Credit Facility requires us to comply with certain restrictive covenants, including but not limited to covenants relating to limitations on indebtedness, liens, investments, loans and advances, restricted payments and restrictive agreements, mergers, consolidations, sale of assets and acquisitions, sale and leaseback transactions and affiliate transactions.

In addition, the Revolving Credit Facility contains financial covenants that require us to maintain specified levels of direct policy premiums and liquidity and require compliance with a maximum combined ratio.

Investments
We generally invest cash of our health insurance subsidiaries in U.S. Treasury and agency securities. We primarily invest cash of the Company in investment-grade, marketable debt securities to improve our overall investment return. These investments are purchased pursuant to board approved investment policies which conform to applicable state laws and regulations.

Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our subsidiaries may invest. These investment policies require that our investments have final maturities of a maximum of three years from the settlement date. Professional portfolio managers operating under documented guidelines manage our investments and a portion of our cash equivalents. Our portfolio managers must obtain our prior approval before selling investments where the loss position of those investments exceeds certain levels.

Our restricted investments are invested principally in cash and cash equivalents and U.S. Treasury securities; we have the ability to hold such restricted investments until maturity. The Company maintains cash and cash equivalents and investments on deposit or pledged to various state agencies as a condition for licensure. We classify our restricted assets as long-term given the requirement to maintain such assets on deposit with regulators.

Summary of Cash Flows
Our cash flows used in operations may differ substantially from our net loss due to non-cash charges or due to changes in balance sheet accounts.

The timing of our cash flows from operating activities can also vary among periods due to the timing of payments made or received. Some of our payments and receipts, including loss settlements and subsequent reinsurance receipts, can be significant. Therefore, their timing can influence cash flows from operating activities in any given period. The potential for a large claim under an insurance or reinsurance contract means that our health insurance subsidiaries may need to make substantial payments within relatively short periods of time, which would have a negative impact on our operating cash flows.

The following table shows summary cash flows information for the periods indicated:

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Net cash provided by operating activities	$317,691	$106,350	$211,341
Net cash (used in) provided by investing activities	(34,280)	48,012	(82,292)
Net cash provided by financing activities	1,211,550	442	1,211,108
Net increase in cash and cash equivalents and restricted cash equivalents	$1,494,961	$154,804	1,340,157

Operating Activities
Net cash provided by operating activities increased $211.3 million to $317.7 million for the three months ended March 31, 2021 compared to $106.3 million for the three months ended March 31, 2020, primarily due to membership growth driving the change in receivables due from reinsurance programs and benefits payable. Our risk adjustment transfer payable significantly increased as our members continue to have lower than average risk scores.

Investing Activities
Net cash used in investing activities decreased to $34.3 million for the three months ended March 31, 2021 compared to $48.0 million provided by investing activities for the three months ended March 31, 2020, a decrease of $82.3 million. The decrease was primarily attributable to the growth of the investment portfolio, as increased purchases more than offset sales and maturity of investments.

Financing Activities
Net cash provided by financing activities increased $1.2 billion to $1.2 billion for the three months ended March 31, 2021 compared to $0.4 million for the three months ended March 31, 2020. The increase was primarily attributable to net proceeds of $1.3 billion from the sale of common stock during our IPO, a portion of which was used to repay in full the outstanding balance of the Term Loan.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingent assets and liabilities in our financial statements. We regularly assess these estimates; however, actual amounts could differ from those estimates. The most significant items involving management’s estimates include estimates of benefits payable, reinsurance, premium deficiency reserve, risk adjustment, stock-based compensation, and income taxes. The impact of changes in estimates is recorded in the period in which they become known.

An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition, or operating performance. The accounting policies we believe to reflect our more significant estimates, judgments and assumptions that are most critical to understanding and evaluating our reported financial results are: benefits payable, reinsurance, premium deficiency reserve, risk adjustment, stock-based compensation, and income taxes.

The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in the Prospectus under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and in Note 2 to our consolidated financial statements included in the Prospectus.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the Prospectus.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in interest rates and/or inflation and the resulting impact on investment income and interest expense. We do not hold financial instruments for trading purposes.
Interest rate risk
We are subject to interest rate risk in connection with the fair value of our investment portfolio, which consists of U.S. Treasury and agency securities, corporate notes, certificates of deposit, commercial paper and municipalities. Our primary market risk exposure is changes to prime rate-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. Assuming a hypothetical and immediate 1% increase in interest rates at March 31, 2021, the fair value of our investments would decrease by approximately $6.3 million. Any declines in interest rates over time would reduce our investment income.

Impact of inflation
Inflationary factors such as increases in health care costs may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our historical results of operations and financial condition have been immaterial. We cannot assure you, however, that our results of operations and financial condition will not be materially impacted by inflation in the future.

Item 4. Controls and Procedures

Limitations on effectiveness of controls and procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
Our current and past business practices are subject to review or other investigations by various state insurance and health care regulatory authorities and other state and federal regulatory authorities. These authorities regularly scrutinize the business practices of health insurance companies. These reviews focus on numerous facets of our business, including claims payment practices, statutory capital requirements, provider contracting, risk adjustment, competitive practices, commission payments, privacy issues, utilization management practices, pharmacy benefits, access to care, and sales practices, among others. Some of these reviews have historically resulted in fines imposed on us and some have required changes to certain of our practices. We continue to be subject to these reviews, which could result in additional fines or other sanctions being imposed on us or additional changes to certain of our practices.

We are also currently involved in, and may in the future from time to time become involved in, legal proceedings and claims in the ordinary course of our business, including with our members, providers, employees, and other parties. These matters can relate to various employment claims, disputes regarding reinsurance arrangements and class action lawsuits, or other claims relating to the performance of contractual and non-contractual obligations to providers, members, employer groups, and others, including, but not limited to, the alleged failure to properly pay in-network and out-of-network claims and challenges to the manner in which we process claims, and claims alleging that we have engaged in unfair business practices. We believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material effect on our business, financial condition or operating results.

Item 1A. Risk Factors
Our business involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Prospectus filed in connection with our IPO. The occurrence of any of the events described below could harm our business, operating results, financial condition, liquidity, or prospects. In any such event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business. See “Forward-Looking Statements.”

Most Material Risks to Us

Our success and ability to grow our business depend in part on retaining and expanding our member base. If we fail to add new members or retain current members, our business, revenue, operating results, and financial condition could be harmed.

We currently derive substantially all of our revenue from direct policy premiums, which is primarily driven by the number of members covered by our health plans. As a result, the size of our member base is critical to our success. We have experienced significant member growth since we commenced operations; however, we may not be able to maintain this growth, and our member base could decrease rapidly or shrink over time.

Attracting new members depends, in large part, on our ability to continue to be perceived as providing a superior member experience, competitive pricing, access to competitive provider networks and quality providers, and competitive insurance coverage relative to other insurers in the same geographic and insurance markets. Some of the health insurers with which we compete have greater financial and other resources, offer a broader scope of products, and may be able to price their products more competitively than ours. Many of them also have relationships with more providers and provider groups than we do, and so are able to offer a larger network and/or obtain better unit cost economics.

Additionally, our ability to attract new members and retain existing members depends in part on the Health Insurance Marketplaces, which we rely on to promote our health plans and increase our membership, and insurance brokers, who help us identify and enroll new members and generally assist with marketing our products and plans.

If we fail to remain competitive on member experience, pricing, and insurance coverage options, our ability to grow our business and generate revenue by attracting and retaining members may be adversely affected. There are many other factors that could negatively affect our ability to grow our member base, including if:

•our competitors or new market entrants mimic our innovative product offerings or our full stack technology platform, causing current and potential members to purchase our competitors’ insurance products instead of ours;
•as a result of the passage of the American Rescue Plan or other changes in law, our competitors participate in the Individual and Small Group markets to a greater extent than they have previously;
•our digital platform experiences technical or other problems or disruptions that frustrate the member experience;
•we or our partners or other third parties with whom we collaborate sustain a cyber-attack or suffer privacy or data security breaches;
•we experience unfavorable shifts in perception of our digital platform or other member service channels;
•we suffer reputational harm to our brand resulting from negative publicity, whether accurate or inaccurate;
•we are unable to maintain licenses and approvals to offer insurance in our current markets or to expand geographically in an economically sustainable manner;

•we fail to continue to offer new and competitive products;
•our strategic partners terminate or fail to renew our current contracts or we fail to enter into contracts with new strategic partners;
•insurance brokers that we rely on to build our member base are unable to market our insurance products effectively, or if we fail to attract brokers to sell our insurance products, or lose important broker relationships to our competitors or otherwise; or
•our members do not find sufficient value in our virtual care coverage offerings, including primary and urgent care.

Our inability to overcome these challenges could impair our ability to attract new members and retain existing members, and could have a material adverse effect on our business, revenue, operating results, and financial condition.

Our business, financial condition, and results of operations may be harmed if we fail to execute our growth strategy.

Our growth strategy includes, without limitation, the acquisition of additional members in existing and new markets and states, introducing new products and plans, and monetizing our technology.

We are expanding rapidly by entering into new markets and introducing new health plans in the markets in which we currently operate. As of March 31, 2021, our health insurance subsidiaries operated in 18 states, 15 of which we expanded to since 2017. As our business grows, we may incur significant expenses prior to commencement of operations and the receipt of revenue in new markets or from new plans, including significant time and expense in obtaining the regulatory approvals and licenses necessary to grow our operations. For example, in order to obtain a certificate of authority to market and sell insurance in most jurisdictions, we must establish a provider network and demonstrate our ability to perform or delegate utilization management and other administrative functions.

We are also required to contribute capital to our insurance subsidiaries to fund capital and surplus requirements, escrows, or contingency guaranties, which may, at times, be significant, and from time to time we may enter into intercompany loan, guaranty, capital maintenance and other support agreements with our insurance subsidiaries to support their capital requirements. Even if we are successful in obtaining a certificate of authority, regulators may not approve our proposed benefit designs, provider networks, or premium levels, or may require us to change them in ways that harm our profitability. Even if we are successful in establishing a profitable new health plan or entering a new market, increasing membership, revenues and medical costs could trigger increased capital requirements, including risk-based capital (“RBC”), that could substantially exceed the net income generated by the health plan or in the new market. In such circumstances, we may not be able to fund on a timely basis, or at all, the increased RBC requirements with our available cash resources. Further, even if we successfully attract members in sufficient numbers to cover our costs, the new business could fail, which could not only result in financial harm, but also reputational harm to our brand. We may also experience delays in operational start dates. If competitors seek to retain market share by reducing prices, we may be forced to reduce our prices on similar plan offerings in order to remain competitive, which could impact our financial condition and may require a change in our operating strategies. It is difficult to predict the full effect of pricing changes. Even if we reduce the pricing of our plans, our resulting membership enrollment could be lower than anticipated and our growth could stall. As a result of these factors, entering new markets or introducing new health plans may decrease our profitability. In addition, we are continuously updating and developing new technology for our providers and members. If our providers and members do not utilize the technology we deploy to them, we may not be able to efficiently and cost-effectively operate our business.

As we expand our product offerings and enter new markets, we need to establish our reputation and brand with new members, and to the extent we are not successful in creating positive impressions, our business in these newer markets could be adversely affected. There can also be no assurance that we will be able to maintain or enhance our reputation and brand in our existing markets, and failure to do so could materially adversely affect our business, results of operations, and financial condition.

We also pursue opportunistic partnerships and acquisitions to allow us to provide better health care options for our members as well as to augment existing operations, and we may be in discussions with respect to one or more partnerships or acquisitions at any given time. For example, in 2020 we entered into a partnership with Cigna to exclusively service commercial health plans to small businesses, for which we made a significant investment in financial and other resources. Partnerships or other acquisition opportunities that we enter into may not perform as well as expected, may not achieve timely profitability or expected synergies, may expose us to additional liability, or may limit our ability to offer products in certain insurance markets and geographic regions.

We also pursue opportunities to monetize our platform, including through platform arrangements, such as our recent arrangement with Health First. We may not be able to perform these platform arrangements as well as expected, and these arrangements may pose operational challenges, may not achieve timely profitability, may expose us to additional liability, or may limit our ability to offer products in certain insurance markets and geographic regions.

We expect that our growth strategy will continue to focus on opportunities in existing and new markets and states for the foreseeable future, which will require significant dedication of management attention and financial resources. If we are unable to effectively execute our growth strategy, our future growth will suffer, and our results of operations could be harmed.

We have a history of losses, and we may not achieve or maintain profitability in the future.

We have not been profitable since our inception in 2012 and had an accumulated deficit of $1.4 billion and $1.5 billion as of December 31, 2020 and March 31, 2021, respectively. We incurred net losses of $406.8 million and $87.4 million in the year ended December 31, 2020 and the three months ended March 31, 2021, respectively. We expect to make significant investments to further market, develop, and expand our business, including by continuing to develop our full stack technology platform and member engagement engine, acquiring more members, maintaining existing members and investing in partnerships, collaborations and acquisitions. In addition, we expect to continue to increase our headcount in the coming years. As a public company, we also incur significant legal, accounting, compliance, and other expenses that we did not incur as a private company. The commissions we offer to brokers could also increase significantly as we compete to attract new members. We will continue to make such investments to grow our business. Despite these investments, we may not succeed in increasing our revenue on the timeline that we expect or in an amount sufficient to lower our net loss and ultimately become profitable. Moreover, if our revenue declines, we may not be able to reduce costs in a timely manner because many of our costs are fixed, at least in the short-term. If we are unable to manage our costs effectively, this may limit our ability to optimize our business model, acquire new members, and grow our revenues. Accordingly, despite our best efforts to do so, we may not achieve or maintain profitability, and we may continue to incur significant losses in the future.

Any potential repeal of, changes to, or judicial challenges to the ACA, could materially and adversely affect our business, results of operations, and financial condition.

The enactment of the ACA in March 2010 transformed the U.S. health care delivery system through a series of complex initiatives; however, the ACA continues to face judicial challenges, as well as efforts to repeal or change certain of its significant provisions. For the year ended December 31, 2020 and the three months ended March 31, 2021, approximately 95% and 97%, respectively, of our revenue was derived from sales of health plans subject to regulation under the ACA, primarily comprised of policies directly purchased by individuals and families and secondarily comprised of policies purchased by small employers and provided to their employees as a benefit. Consequently, changes to, or repeal of, portions or the entirety of the ACA, as well as judicial interpretations in response to legal and other constitutional challenges, could materially and adversely affect our business and financial position, results of operations, or cash flows. Even if the ACA is not amended or repealed, elected and appointed officials could continue to propose changes impacting the ACA, which could materially and adversely affect our business, results of operations, and financial condition.

The ACA’s provisions include the establishment of Health Insurance Marketplaces. The ACA also established significant subsidies to support the purchase of health insurance by individuals, in the form of advanced premium tax credits, or APTCs, available through Health Insurance Marketplaces. During the year ended December 31, 2020 and the three months ended March 31, 2021, the direct policy premiums of approximately 60% and 68%, respectively, of our members were subsidized by APTCs. These numbers do not reflect the members affected by APTC changes under the American Rescue Plan, which became effective April 1, 2021. Additionally, the ACA implemented certain requirements for insurers, including changes to Medicare Advantage payments and a minimum MLR provision that requires insurers to pay rebates to consumers when insurers do not meet or exceed specified annual MLR thresholds. The ACA also established anti-discrimination protections on the basis of race, color, national origin, sex, age, and disability, which may impact the manner in which health insurers receiving any form of federal financial assistance design and implement their benefit packages. Further, the ACA imposes significant fees, assessments, and taxes on us and other health insurers, plans and other industry participants. As of March 31, 2021, we offered Individual plans through the Health Insurance Marketplaces in 18 states, which represented approximately 84% of our total membership.

There have been significant efforts to repeal, or limit implementation of, certain provisions of the ACA. Such initiatives include repeal of the individual mandate effective in 2019, as well as easing of the regulatory restrictions placed on short-term limited duration insurance and association health plans, some or all of which may provide fewer benefits than the traditional ACA-mandated insurance benefits. The perceived uncertainty and possible changes in the Health Insurance Marketplaces could result in reduced participation from individuals seeking insurance coverage and possible non-renewal of existing policies. Because we rely on the Health Insurance Marketplaces to promote our Individual and some of our Small Group products and increase membership, reduced participation in such marketplaces could materially and adversely impact our business, financial condition, and results of operations. Also, although individuals would still be able to purchase coverage, possibly through marketplaces that continue to be maintained by certain states or by purchasing coverage directly from an insurer, the elimination of subsidies would make such coverage unaffordable to some individuals and could thereby reduce overall membership. Further, the federal government’s continued refusal to fund cost sharing subsidies could additionally impact Health Insurance Marketplace enrollment. These market and political dynamics may increase the risk that our Health Insurance Marketplace products will be selected by individuals who have a higher risk profile or utilization rate or lower subsidization rate than we anticipated when we established the pricing for products on Health Insurance Marketplaces, possibly leading to financial losses.

The constitutionality of the ACA itself continues to face judicial challenge. In December 2018, a partial summary judgment ruling by a federal district court in Texas v. United States of America held that the ACA’s individual mandate requirement—which was set to $0 by Congress in 2017—was essential to the ACA, and, without it, the remainder of the ACA was invalid (i.e., that it was not “severable” from the ACA). That decision was appealed to the Fifth Circuit Court of Appeals, which agreed with the district court in December 2019 that the individual mandate was unconstitutional, but remanded the case to the district court for additional analysis on the question of severability of the remainder of the ACA. In January 2020, both plaintiffs and defendants appealed the Fifth Circuit’s decision to the Supreme Court, which granted a writ of certiorari in March 2020. Oral argument took place on November 10, 2020 in the case now captioned California v. Texas. The Supreme Court’s decision could end the case, or it could result in the case being sent back to the lower courts for continued litigation. The ACA remains in effect until judicial review of the decision is concluded, and the ultimate content, timing, or effect of any outcome of the lawsuit cannot be predicted. A decision is expected later in 2021.

In the interim, Congress and President Biden took legislative and executive action to strengthen the ACA market through the 2021 Special Enrollment Periods and the American Rescue Plan. On January 28, 2021, an Executive Order issued by President Biden directing the Secretary of HHS to consider opening a Special Enrollment Period for the federal Health Insurance Marketplace led CMS to establish a Special Enrollment Period for that marketplace using the HealthCare.gov platform from February 15, 2021 to May 15, 2021. On March 23, 2021, the end date for the Special Enrollment Period was further extended from May 15, 2021, to August 15, 2021. The states with state-based exchanges in which Oscar does business have followed this lead, either by extending Open Enrollment Periods through December 31, 2021, or by establishing Special Enrollment Periods through August 15, 2021.

These changes to the ACA and other potential changes involving the functioning of the Health Insurance Marketplaces as a result of new legislation, regulation, or executive action, could materially impact our business, results of operations, and financial condition.

Failure to accurately estimate our incurred medical expenses or effectively manage our medical costs or related administrative costs could negatively affect our financial position, results of operations, and cash flows.

Our profitability depends, to a significant degree, on our ability to accurately estimate and effectively manage our medical expenses. Because the premiums are set in advance of the policy year based on a projection of future expenses, our overall financial results are sensitive to changes in our medical expenses. For example, if our medical expenses for the policy year 2020 had been one percentage point higher, this would have resulted in an approximately $13.6 million increase in our net loss after taking into account risk adjustment determinations and reinsurance. Changes in health care regulations and practices, the level of utilization of health care services, hospital and pharmaceutical costs, and to the broader competitive landscape, disasters, the potential effects of climate change, major epidemics, pandemics, or newly emergent viruses (such as COVID-19), continued inequity and racial discrimination in the U.S. health care system, and the resulting physical and mental health costs in broader society, new medical technologies, new pharmaceuticals, increases in provider fraud, and other external factors, including general economic conditions such as inflation and unemployment levels, are generally beyond our control and could reduce our ability to accurately estimate and effectively control the costs of providing health benefits.

Due to the time lag between when services are actually rendered by providers and when we receive, process, and pay a claim for those services, our medical expenses include a provision for claims incurred but not paid. We are continuously enhancing our process for estimating claims liability, which we monitor and refine on a monthly basis as claims receipts, payment information, and inpatient acuity information becomes available. As more complete information becomes available, we adjust the amount of the estimate, and include the changes in estimates in expenses in the period in which the changes are identified. Given the uncertainties inherent in such estimates, there can be no assurance that our claims liability estimate will be adequate, and any adjustments to the estimate may unfavorably impact, potentially in a material way, our reported results of operations and financial condition. Further, our inability to estimate our claims liability may also affect our ability to take timely corrective actions, further exacerbating the extent of any adverse effect on our results.

Additionally, when we expand our product offerings, we have limited information with which to develop our anticipated claims liability. Changes to (or new or revised interpretations of) subregulatory guidance, regulations, or statutes that govern Health Insurance Marketplaces, including, but not limited to, those governing eligibility criteria, Special Enrollment Periods, and minimum benefits requirements, may pose difficulty in estimating our claims liability.

From time to time in the past, our actual results have varied from those expected, particularly in times of significant changes in the number of our members. If it is determined that our estimates are significantly different than actual results, our results of operations and financial position could be adversely affected.

Risks Related to the Regulatory Framework that Governs Us

Our business activities are subject to ongoing, complex, and evolving regulatory obligations, and to continued regulatory review, which result in significant additional expense and the diversion of our management’s time and efforts. If we fail to comply with regulatory requirements, or are unable to meet performance standards applicable to our business, our operations could be disrupted or we may become subject to significant penalties.

We operate in a highly regulated industry and we must comply with numerous and complex state and federal laws and regulations to operate our business, including requirements to maintain or renew our regulatory approvals or obtain new regulatory approvals to sell insurance and to sell specific health plans. The National Association of Insurance Commissioners, or NAIC, has adopted the Annual Financial Reporting Model Regulation, or the Model Audit Rule, which, where adopted by states, requires expanded governance practices, risk and solvency assessment reporting, and filing of periodic financial and operating reports. Most states have adopted these or similar measures to expand the scope of regulations relating to corporate governance and internal control activities of health maintenance organizations, or HMOs, and insurance companies. We are also required to notify, or obtain approval from, federal and/or state regulatory authorities prior to taking various actions as a business, including making changes to our network, service offerings, and the coverage of our health plans, as well as prior to entering into relationships with certain vendors and health organizations. We have in the past, and we may in the future, fail to take actions mandated by federal and/or state laws or regulations with respect to changes in our health benefits, the health insurance policies for which individuals are eligible, proposed or actual premiums, and/or other aspects of individuals’ health insurance coverage. Such failures may result in our having to take corrective action, including making remediation payments to our members or paying fines to regulators, and may subject us to negative publicity.

In each of the markets in which we operate, we are regulated by the relevant insurance and/or health and/or human services, or other government departments that oversee the activities of insurance and/or health care organizations providing or arranging to provide services to Medicare Advantage members, Health Insurance Marketplace enrollees, or other beneficiaries. For example, our health insurance subsidiaries must comply with minimum statutory capital and other financial solvency requirements, such as deposit and surplus requirements, and related reporting requirements. Our health insurance subsidiaries must also comply with numerous statutes and regulations governing the sale, marketing, and administration of insurance. Additionally, our health insurance subsidiaries may be required to maintain dedicated personnel and physical offices in certain jurisdictions where we operate.

The frequent enactment of, amendments to, or changes in interpretations of laws and regulations could, among other things: require us to restructure our relationships with providers within our network; require us to contract with additional providers at unfavorable terms; require us to cover certain forms of care provided by out-of-network providers at rates or levels indicated by rule or statute; require us to implement changes to our health care services and types of coverage, or prevent us from innovating and evolving; restrict revenue and enrollment growth; increase our sales, marketing, and administrative costs; impose additional capital and surplus requirements; make it more difficult to obtain regulatory approvals to operate our business or maintain existing regulatory approvals; prevent or delay us from entering into new service areas or product lines; and increase or change our liability to members in the event of malpractice by our contracted providers. The evolving regulatory landscape requires a significant investment of time and resources to ensure compliance with new and changing laws and regulations. In addition, changes in political party legislative majorities or executive branch administrations at the state or federal level in the United States may change the attitude towards health care programs and result in changes to the existing legislative or regulatory environment.

The federal government periodically considers reducing or reallocating the amount of money it spends for Medicare. Furthermore, Medicare remains subject to the automatic spending reductions imposed by the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012, subject to a 2% cap, which was extended by subsequent legislative amendments through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional Congressional action is taken. We anticipate this and any future similar initiatives will require government agencies to find funding alternatives, which may result in reductions in funding for programs, contraction of covered benefits, and limited or no premium rate increases, or premium rate decreases.

Additionally, the taxes and fees that we are required to pay to federal, state, and local governments may increase due to several factors, including: enactment of, changes to, or interpretations of, tax laws and regulations, audits by governmental authorities, and geographic expansions into higher taxing jurisdictions.

The governmental health care programs in which we participate are subject to a myriad of rules, regulations, and subregulatory guidance, as well as third party and publicly administered performance standards. For example, a portion of each Medicare Advantage plan’s reimbursement is tied to the plan’s Star Rating, as published by CMS, with those plans receiving a rating of four (4.0) or more stars eligible for quality-based bonus payments. A plan’s Star Rating affects its image in the market, and plans that perform well are able to offer enhanced benefits and market more effectively. Medicare Advantage plans with Star Ratings of five (5.0) stars are eligible for year-round open enrollment; conversely, plans with lower Star Ratings have more restricted times for enrollment of beneficiaries. Medicare Advantage plans with Star Ratings of less than three (3.0) stars for three consecutive years are denoted as “low performing” plans on the CMS website and in the CMS “Medicare and You” handbook. In addition, in 2019, CMS had its authority reinstated to terminate Medicare Advantage contracts for plans rated below three (3.0) stars for three consecutive years. As a result, Medicare Advantage plans that achieve higher Star Ratings may have competitive advantage over plans with lower Star Ratings. As of March 31, 2021, none of our health plans were eligible to receive Star Ratings because of our recent market entry. The Star Rating system is subject to change annually by CMS, which may make it more difficult to achieve and maintain three (3.0) Star Ratings or greater in the future. Our health insurance subsidiaries’ operating results, premium revenue, and benefit offerings will likely depend significantly on their Star Ratings, and there can be no assurances that we will be successful in achieving favorable Star Ratings or maintaining or improving our Star Ratings once achieved. Similarly, health care accreditation agencies such as the National Committee for Quality Assurance, or NCQA, evaluate health plans based on various criteria, including effectiveness of care and member satisfaction. Health insurers seeking accreditation from NCQA must pass a rigorous, comprehensive review, and must annually report their performance. If we fail to achieve and maintain accreditation from agencies, such as NCQA, we could lose the ability to offer our health plans on Health Insurance Marketplaces, or in certain jurisdictions, which would materially and adversely affect our results of operations, financial position, and cash flows.

Additionally, there are numerous steps federal and state regulators require for continued implementation of the ACA. If we fail to effectively implement or appropriately adjust our operational and strategic initiatives with respect to the implementation of health care reform, or do not do so as effectively as our competitors, our results of operations may be materially and adversely affected.

Although we strive to comply with all existing regulations and to meet performance standards applicable to our business, failure to meet these requirements could result in financial fines, inability to obtain new regulatory approvals to sell insurance or health plans, inability to obtain regulatory approval to expand our geographic service area, inability to obtain new regulatory approvals to offer administrative services, revocation of existing licenses to offer insurance or administrative services, other penalties, and reputational harm.

If we fail to comply with applicable privacy, security, and data laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information on our behalf, or applicable consumer protection laws, our business, reputation, results of operations, financial position, and cash flows could be materially and adversely affected.

As part of our normal operations, we collect, process, and retain confidential information about individuals. We are subject to various federal and state laws and rules regarding the collection, use, disclosure, storage, transmission, and destruction of confidential information about individuals. For example, we are subject to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, which require us to protect the privacy, security, and confidentiality of medical records and protected health information, or PHI, that we collect, disseminate, maintain, and use. HIPAA applies national privacy and security standards for PHI to covered entities, including health insurers and certain types of health care providers, and their service providers that access, create, receive, use, or maintain PHI, known as business associates. HIPAA requires covered entities and business associates to maintain policies and procedures governing PHI that is used or disclosed, and to implement administrative, physical, and technical safeguards to protect PHI, including PHI maintained, used, and disclosed in electronic form. These safeguards include employee training, identifying business associates with whom covered entities need to enter into HIPAA-compliant contractual arrangements, and various other measures. Health insurers and other covered entities are also required to report impermissible uses or disclosures of PHI to affected individuals and the U.S. Department of Health and Human Services, or HHS, unless the covered entity demonstrates through a risk assessment that there is low probability the PHI has been compromised, and to notify the media in any states where 500 or more people are impacted by any unauthorized release or use of or access to PHI. Ongoing implementation and oversight of these measures involves significant time, effort, and expense. While we undertake substantial efforts to secure the PHI that we maintain, use, and disclose in electronic form, a cyber-attack or other intrusion that bypasses our information security systems causing an information security breach, loss of PHI, confidential member information, or other data subject to privacy laws or a material disruption of our operational systems could result in a material adverse impact on our business, along with potentially substantial fines and penalties.

HIPAA and HITECH also established new enforcement mechanisms and enhanced penalties for failure to comply with specific standards relating to the privacy, security, and electronic transmission of PHI. If a person knowingly or intentionally obtains or discloses PHI in violation of HIPAA requirements, criminal penalties may also be imposed. HIPAA authorizes state Attorneys General to file suit under HIPAA on behalf of state residents. Courts can award damages, costs, and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for HIPAA violations, its standards have been used as the basis for a duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. It is possible that Congress may enact additional legislation in the future to increase the amount or application of penalties, and to create a private right of action under HIPAA, which could entitle patients to seek monetary damages for violations of the privacy rules. Additionally, proposed changes to HIPAA regulations are currently under consideration. The proposed HIPAA changes aim to improve care coordination and data sharing. The implementation measures necessary to implement the final rule are currently unknown as the final rule has not been released.

State laws may apply to our collection, use, handling, processing, destruction, disclosure, and storage of personal information as well. States have begun enacting more comprehensive privacy laws and regulations addressing consumer rights to data protection or transparency that may affect our privacy and security practices. For example, the California Consumer Privacy Act of 2018, or the CCPA, effective as of January 1, 2020, gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation.

Additionally, a new California ballot initiative, the California Privacy Rights Act, or “CPRA,” was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. The CCPA and CPRA contain exemptions for medical information governed by the California Confidentiality of Medical Information Act, and for PHI

collected by a covered entity or business associate governed by the privacy, security, and breach notification rule established pursuant to HIPAA and HITECH, but the precise interpretation and application of this exemption by regulators is not yet clear.

Certain other state laws also regulate issues related to privacy, security and use of personal information. In addition, we also expect more states to enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. For example, the Virginia Consumer Data Protection Act, or the CDPA, signed by the Governor on March 2, 2021 and effective January 1, 2023, gives Virginia residents expanded rights to access and creates additional obligations on companies covered by the legislation.
With laws and regulations, such as HIPAA and the CCPA, imposing relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations to our business, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in our effort to do so. For example, the increased consumer control over the sharing of personal information under the CCPA may affect members’ ability to share such personal information with us, or may require us to delete or remove member information from our records or data sets, which may create considerable costs or loss of revenue for our organization.

The regulatory framework governing the collection, processing, storage, use and sharing of certain information, particularly financial and other personal information, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our services and platform capabilities. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy policies, changing consumer expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the incurrence of significant fines, penalties or other liabilities. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, would damage our reputation and adversely affect our business, financial condition and results of operations.

We cannot yet fully determine the impact these or future laws, rules, regulations and industry standards may have on our business or operations. Any such laws, rules, regulations and industry standards may be inconsistent among different jurisdictions, subject to differing interpretations or may conflict with our current or future practices. Additionally, our customers may be subject to differing privacy laws, rules and legislation, which may mean that they require us to be bound by varying contractual requirements applicable to certain other jurisdictions. Adherence to such contractual requirements may impact our collection, use, processing, storage, sharing and disclosure of various types of information and may mean we become bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters that may further change as laws, rules and regulations evolve. Complying with these requirements and changing our policies and practices may be onerous and costly, and we may not be able to respond quickly or effectively to regulatory, legislative and other developments. These changes may in turn impair our ability to offer our existing or planned features, products and services and/or increase our cost of doing business. As we expand our customer base, these requirements may vary from customer to customer, further increasing the cost of compliance and doing business.

Our business and operations are also subject to federal, state, and local consumer protection laws governing marketing communications, including the Telephone Consumer Protection Act, or TCPA, which places restrictions on the use of automated tools and technologies to communicate with wireless telephone subscribers or communications services consumers generally and the CAN-SPAM Act, which regulates the transmission of marketing emails. A recent Supreme Court decision in Facebook v. Duguid narrowed the definition of “autodialer”, but existing TCPA consent requirements remain intact.

In addition, certain of our businesses are also subject to the Payment Card Industry, or PCI, Data Security Standard, which is a multifaceted security standard that is designed to protect credit card account data as mandated by PCI entities. We rely on vendors to assist us with PCI matters and to ensure PCI compliance. Despite our compliance efforts, we may become subject to claims that we have violated the PCI DSS or other requirements of the payment card brands, based on past, present, or future business practices, which could have an adverse impact on our business and reputation, subject us to fines and/or have a negative impact on our ability to accept credit card payments.

In addition, any failure or perceived failure by us to maintain posted privacy policies which are accurate, comprehensive and fully implemented, and any violation or perceived violation of our privacy-, data protection-, or information security-related obligations to members, users, or other third parties or any of our other legal obligations relating to privacy, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups or others, and could result in significant liability, loss of relationships with key third parties, including telecommunications carriers, social media networks, and other data providers, or cause our consumers to lose trust in us, which could have material impact on our revenue and operations.

Despite our best attempts to maintain adherence to information privacy and security best practices, as well as compliance with applicable laws, rules, and contractual requirements, our facilities and systems, and those of our third-party service providers, may be vulnerable to privacy or security breaches, acts of vandalism or theft, malware, ransomware, or other forms of cyber-attack, misplaced or lost data including paper or electronic media, programming and/or human errors, or other similar events. In the past, we have experienced, and disclosed to applicable regulatory authorities, data breaches resulting in disclosure of confidential or PHI. Although none of these data breaches have resulted in any material financial loss or penalty to date, future data breaches could require us to expend significant resources to remediate any damage, interrupt our operations and damage our reputation, subject us to state or federal agency review and could also result in regulatory enforcement actions, material fines and penalties, litigation or other actions which could have a material adverse effect on our business, reputation and results of operations, financial position, and cash flows.

Changes or developments in the health insurance markets in the United States, including passage and implementation of a law to create a single-payer or government-run health insurance program, could materially and adversely harm our business and operating results.

Our business is within the public and private sectors of the U.S. health insurance system, which are evolving quickly and subject to a changing regulatory environment, and our future financial performance will depend in part on growth in the market for private health insurance, as well as our ability to adapt to regulatory developments. Changes and developments in the health insurance system in the United States could reduce demand for our services and harm our business. For example, there has been an ongoing national debate relating to the health insurance system in the United States. Certain elected officials have introduced proposals to expand the Medicare program, ranging from proposals that would create a new single-payer national health insurance program for all United States residents, replacing virtually all other sources of public and private insurance, to more incremental approaches, such as lowering the age of eligibility for the Medicare program, expanding Medicare to a larger population, or creating a new public health insurance option that would compete with private insurers. Additionally, proposals to establish a single-payer or government-run health care system at the state level are regularly introduced in states in which we operate, such as New York, Colorado, and California. At the federal level, President Biden and Congress may consider other legislation and/or executive orders to change elements of the ACA. In December 2019, a federal appeals court held that the individual mandate portion of the ACA was unconstitutional and left open the question whether the remaining provisions of the ACA would be valid without the individual mandate. On November 10, 2020, the U.S. Supreme Court heard oral arguments in this matter, and is in the process of reviewing this case. A decision is expected later in 2021.

In the interim, Congress and President Biden took legislative and executive action to strengthen the ACA market through the 2021 Special Enrollment Periods and the American Rescue Plan. On January 28, 2021 an Executive Order issued by President Biden directing the Secretary of HHS to consider opening a Special Enrollment Period for the federal Health Insurance Marketplace led CMS to establish a Special Enrollment Period for that marketplace using the HealthCare.gov platform from February 15, 2021 to May 15, 2021. On March 23, 2021, the end date was further extended from May 15, 2021, to August 15, 2021. The states with state-based exchanges in which Oscar does business have followed this lead, either by extending Open Enrollment Periods through December 31, 2021, or by establishing Special Enrollment Periods through August 15, 2021. The American Rescue Plan also gives states the option to extend the Medicaid postpartum coverage period from sixty days following pregnancy to twelve months.

In addition, the American Rescue Plan enacts numerous regulatory changes designed to expand access to financial assistance, including by making most individuals and families making more than 400% of the federal poverty level eligible for APTC, and expanding the amount of available financial assistance, reducing out-of-pocket premium costs for the 2021 and 2022 plan years. We continue to evaluate the effect that the ACA and its possible modifications, repeal and replacement may have on our business.

We are subject to extensive fraud, waste, and abuse laws that may give rise to lawsuits and claims against us, the outcome of which may have a material adverse effect on our business, financial condition, cash flows, or results of operations.

Because we receive payments from federal governmental agencies, we are subject to various laws commonly referred to as “fraud, waste, and abuse” laws, including the federal Anti-Kickback Statute, the federal Physician Self-Referral Law, or Stark Law, and the federal False Claims Act, or FCA. These laws permit the Department of Justice, or DOJ, the HHS Office of Inspector General, or OIG, CMS, and other enforcement authorities to institute a claim, action, investigation, or other proceeding against us for violations and, depending on the facts and circumstances, to seek treble damages, criminal and civil fines, penalties, and assessments. Violations of these laws can also result in exclusion, debarment, temporary or permanent suspension from participation in government health care programs, the institution of corporate integrity agreements, or CIAs, and/or other heightened monitoring of our operations. Liability under such statutes and regulations may arise, among other things, if we knew, or it is determined that we should have known, that information we provided to form the basis for a claim for government payment was false or fraudulent, or that we were out of compliance with program requirements considered material to the government’s payment decision. On December 2, 2020, the OIG published further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. We continue to evaluate what effect, if any, these rules will have on our business. Fraud, waste and abuse prohibitions encompass a wide range of activities, including, but not limited to, kickbacks or other inducements for referral of members or for the coverage of products (such as prescription drugs) by a plan, billing for unnecessary medical services by a health care provider, payments made to excluded providers, and improper marketing and beneficiary inducements.

The DOJ and the OIG have continuously increased their scrutiny of health care payers and providers, and Medicare Advantage insurers, under the FCA, in particular, which has led to a number of investigations, prosecutions, convictions, and settlements in the health care industry. We expect this trend to continue, particularly in light of the HHS’s December 4, 2020 announcement regarding the creation of a new False Claims Act Working Group aimed at enhancing HHS’s partnership with the DOJ to combat fraud and abuse. CMS and the OIG also periodically perform risk adjustment data validation, or RADV, audits of selected Medicare Advantage health insurance plans to validate the coding practices of, and supporting documentation maintained by health care providers. Certain of our health plans may be selected for such audits, which could in the future result in retrospective adjustments to payments made to our health plans, fines, corrective action plans, or other adverse action by CMS. On November 24, 2020, CMS issued a final rule that amends the RADV program by: (i) revising the methodology for error rate calculations beginning with the 2019 benefit year; and (ii) changing the way CMS applies RADV results to risk adjustment transfers beginning with the 2020 benefit year. According to CMS, these changes are designed to give insurers more stability and predictability with respect to the RADV program and promote fairness in how health insurers receive adjustments. However, the future impact of these changes remains unclear, and such changes may ultimately increase financial recoveries from the government’s ability to retrospectively claw back or recover funds from health insurers.

In particular, there has recently been increased scrutiny by the government on health insurers’ diagnosis coding and risk adjustment practices, particularly for Medicare Advantage plans. In some proceedings involving Medicare Advantage plans, there have been allegations that certain financial arrangements with providers violate other laws governing fraud and abuse, such as the federal Anti-Kickback Statute. Health insurers are required to maintain compliance programs to prevent, detect and remediate fraud, waste, and abuse, and are often the subject of fraud, waste, and abuse investigations and audits. We perform ongoing monitoring of our compliance with CMS risk adjustment requirements and other applicable laws. We also monitor our provider payment practices and relationships with other third parties whose products and services we reimburse (e.g., pharmaceutical manufacturers) to ensure compliance with applicable laws, including, but not limited to, the federal Anti-Kickback Statute. While we believe our compliance efforts and relationships with providers and other third parties comply with applicable laws, we may be subject to audits, reviews, and investigations of our practices and arrangements by government agencies.

The regulations, contractual requirements, and policies applicable to participants in government health care programs are complex and subject to change. Moreover, many of the laws, rules, and regulations in this area have not been well-interpreted by applicable regulatory agencies or the courts. Additionally, the significant increase in actions brought under the FCA’s “whistleblower” or “qui tam” provisions, which allow private individuals to bring actions on behalf of the government, has caused greater numbers of health care companies to have to defend a false claim action, pay fines, or agree to enter into a CIA to avoid being excluded from Medicare and other state and federal health care programs as a result of an investigation arising out of such action. Health plans and providers often seek to resolve these types of allegations through settlement for significant and material amounts, even when they do not acknowledge or admit liability, to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree or settlement agreement, including, for example, CIAs, deferred prosecution agreements, or non-prosecution agreements. If we are subject to liability under qui tam or other actions or settlements, our business, financial condition, cash flows, or results of operations could be adversely affected.

We anticipate increased scrutiny by the OIG and the DOJ in the areas of COVID-19-related fraud, waste, and abuse, including the use of telehealth and telemedicine-based treatment, and we may be subject to audits, reviews and investigations of our COVID-19 and telehealth coverage and payment practices and arrangements by government agencies. For example, Acting DOJ Assistant Attorney General Nicholas McQuaid issued a statement on March 26, 2021, reiterating the DOJ’s civil and criminal enforcement efforts to combat COVID-19 fraud, and the DOJ site is rife with examples of recent enforcement efforts.

In addition, analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, may be broader in scope than their federal equivalents; state insurance laws require insurance companies to comply with state regulations.

Risks Related to our Business

If we are unable to arrange for the delivery of quality care, and maintain good relations with the physicians, hospitals, and other providers within and outside our provider networks, or if we are unable to enter into cost-effective contracts with such providers, our profitability could be adversely affected.

Our profitability depends, in large part, upon our ability to contract at competitive prices with hospitals, physicians, and other health care providers, such that we can provide our members with access to competitive provider networks at affordable prices. Our provider arrangements with primary care physicians, specialists, hospitals, and other health care providers generally may be terminated or not renewed by either party without cause upon prior written notice. We cannot provide any assurance that we will be able to continue to renew our existing contracts or enter into new contracts on a timely basis or under favorable terms enabling us to service our members profitably. Health care providers within our provider networks may not properly manage the costs of services, maintain financial solvency or avoid disputes with other providers or their federal and state regulators. Any of these events could have a material adverse effect on the provision of services to our members and our operations.

In any particular market or geography, physicians and other health care providers could refuse to contract, demand higher payments, demand favorable contract terms, or take other actions that could result in higher medical costs or difficulty in meeting regulatory or accreditation requirements, among other things. In some markets and geographies, certain health care providers, particularly hospitals, physician/hospital organizations, or multi-specialty physician groups, may have significant positions or near monopolies that could result in diminished bargaining power on our part. In addition, accountable care organizations, clinically integrated networks, independent practice associations, practice management companies (which aggregate physician practices for administrative efficiency and marketing leverage), and other organizational structures that physicians, hospitals and other health care providers choose may change the way in which these providers interact with us, and may change the competitive landscape. Such organizations or groups of health care providers may compete directly with us, which could adversely affect our operations, and our results of operations, financial position, and cash flows by impacting our relationships with these providers or affecting the way that we price our products and estimate our costs, which might require us to incur costs to change our operations. Health care providers in our provider networks may consolidate or merge into hospital systems, resulting in a reduction of providers in our network and in the competitive environment. In addition, if these providers refuse to contract with us, use their market position to negotiate contracts unfavorable to us or place us at a competitive disadvantage, our ability to market products or to be profitable in those areas could be materially and adversely affected.

From time to time, health care providers assert, or threaten to assert, claims seeking to terminate provider agreements. If a provider agreement were terminated, such termination could adversely impact the adequacy of our network to service our members, and may put us at risk of non-compliance with applicable federal and state laws. If we are unable to retain our current provider contract terms or enter into new provider contracts timely or on favorable terms, our profitability may be harmed. In addition, from time to time, we may in the future be subject to class action or other lawsuits by health care providers with respect to claims payment procedures, reimbursement policies, network participation, or similar matters. In addition, regardless of whether any such lawsuits brought against us are successful or have merit, they will be time-consuming and costly, and could have an adverse impact on our reputation. As a result, under such circumstances, we may be unable to operate our business effectively.

Some providers that render services to our members are not contracted with our health insurance subsidiaries. While our health insurance subsidiaries are required to meet various federal and state requirements regarding the size and composition of our participating provider networks, our business model is based, in the Individual and Medicare Advantage markets, and for certain of our Small Group plans, on contracting with selected health care systems and other providers, not all systems and providers in a given area. This allows us to work more closely with high quality health care systems that engage with us using our technology. That approach, however, makes it possible that our members will receive emergency services, or other services which we are required to cover by law or by the terms of our health plans, from providers who are not contracted with our health insurance subsidiaries. This situation is more likely for our members than for members who choose a plan from a competitor of ours with a broader network. In those cases, there is no pre-established understanding between the provider and our health insurance subsidiary about the amount of compensation that is due to the provider. In some states, and under federal law for our Medicare Advantage business, the amount of compensation is defined by law or regulation, but in most instances, it is either not defined or it is established by a standard that is not unambiguously translatable into dollars. In such instances, providers may claim they are underpaid for their services, and may either litigate or arbitrate their dispute with our health insurance subsidiary. Additionally, many states require us to hold our members harmless for these out-of-network costs, which can be significant. It is difficult to predict the amount we may have to pay to out-of-network providers. The uncertainty of the amount to pay to such providers and the possibility of subsequent adjustment of the payment could materially and adversely affect our business, financial condition, cash flows, or results of operations.

Moreover, the insolvency of one of our partners or providers could expose us to material liabilities. For example, a portion of our specialists and hospitals are paid on a capitated basis. We expect to maintain such arrangements or enter into similar arrangements as we expand. Under certain capitation arrangements, we pay a fixed amount PMPM to the provider without regard to the frequency, extent, or nature of the medical services actually furnished, and such provider is responsible for paying other providers in our network out of the capitation amount. Due to insolvency or other circumstances, such delegated providers with a capitation arrangement may be unable or unwilling to pay claims they have incurred with third party providers in connection with referral services provided to our members. The inability or unwillingness of delegated providers to pay referral claims presents us with both immediate financial risk and potential disruption to member care, as well as potential loss of members. Depending on states’ laws, we may be held liable for such unpaid referral claims even though the delegated provider has contractually assumed such risk. Additionally, competitive pressures or practical regulatory considerations may force us to pay such claims even when we have no legal obligation to do so, or we may have already paid claims to a delegated provider and such payments cannot be recouped when the delegated provider becomes insolvent. Such liabilities incurred or losses suffered as a result of provider insolvency or other circumstances could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

The result of risk adjustment programs may impact our revenue, add operational complexity, and introduce additional uncertainties that have a material adverse effect on our results of operations, financial condition, and cash flows.

The Individual, Small Group, and Medicare Advantage markets we serve employ risk adjustment programs that impact the revenue we recognize for our enrolled membership. As a result of the variability of certain factors that go into the development of the risk adjustment we recognize, such as risk scores, and other market-level factors where applicable, the actual amount of revenue could be materially more or less than our estimates. Consequently, our estimate of our health plans’ risk scores for any period, and any resulting change in our accrual of revenues related thereto, could have a material adverse effect on our results of operations, financial condition, and cash flows. The data provided to CMS to determine the risk score are subject to audit by CMS even several years after the annual settlements occur. If the risk adjustment data we submit are found to incorrectly overstate the health risk of our members, we may be required to refund funds previously received by us and/or be subject to penalties or sanctions, including potential liability under the FCA, which could be significant and would reduce our revenue in the year that repayment or settlement is required. Further, if the data we provide to CMS incorrectly understates the health risk of our members, we might be underpaid for the care that we must provide to our members, which could have a negative impact on our results of operations and financial condition.

Significant delays in our receipt of direct policy premiums, including as a result of regulatory restrictions on policy cancellations and non-renewals, could have a material adverse effect on our business operations, cash flows, or earnings.

We currently derive substantially all of our revenue from direct policy premiums and recognize premium revenue over the period that coverage is effective. For the year ended December 31, 2020 and the three months ended March 31, 2021, approximately 40% and 32% of our direct policy premiums, respectively, were collected directly from our members, and approximately 60% and 68% of our direct policy premiums, respectively, were collected from CMS as part of the APTC program. There can be no assurance that we will receive premiums in advance of or by the end of a given coverage period. Moreover, actions taken by state and federal governments could increase the likelihood of delay in our receipt of premiums. For example, in response to the COVID-19 pandemic, state insurance departments, including in states in which we operate, issued guidelines, recommendations, and moratoria around policy cancellations and non-renewals due to non-payment. In certain states, departments urged insurers to consider actions that included relaxing due dates for premium payments, extending grace periods, waiving late fees and penalties, and allowing premium payment plans to avoid a lapse in coverage. Certain states also prohibited insurers from terminating plans due to non-payment until a specified date. If such guidelines, recommendations, and moratoria were to remain in place for an extended period of time or if similar measures were introduced due to a resurgence of COVID-19 or for other reasons, including unanticipated public health or economic crises, our receipt of premiums, if any, could be significantly delayed, which could have a material adverse effect on our business, operations, cash flows, or earnings.

We make virtual health care services available to our members through Oscar Medical Group, in which we do not own any equity or voting interest, and our virtual care availability may be disrupted if our arrangements with providers like the Oscar Medical Group become subject to legal challenges.

Pursuant to state corporate practice of medicine laws, many states in which we operate through our subsidiaries limit the practice of medicine to licensed individuals or professional organizations owned by licensed individuals, and business corporations generally may not exercise control over the medical decisions of physicians. Statutes and regulations relating to the corporate practice of medicine, fee-splitting between physicians and referral sources, and similar issues, vary widely from state to state. Oscar Management Corporation, one of our subsidiaries, has management services agreements with three physician-owned professional corporations, known collectively as the Oscar Medical Group. Each of the professional corporations comprising the Oscar Medical Group is wholly owned by one physician licensed in California, Florida, and New York who oversees the operation of the Oscar Medical Group in his capacity as President and sole director of each Oscar Medical Group professional corporation. He also serves as a consultant to Oscar Management Corporation. Ownership of the professional corporations comprising the Oscar Medical Group is in the process of being transferred to another physician. Under the terms of the management services agreements between Oscar Management Corporation and the Oscar Medical Group, the Oscar Medical Group retains sole responsibility for all medical decisions, as well as for hiring and managing physicians and other licensed health care providers, developing operating policies and procedures, and implementing professional standards and controls. We believe that our services operations comply with applicable state statutes and regulations regarding corporate practice of medicine, fee-splitting, and similar issues. However, regulatory authorities and other parties may assert that, despite the management services agreements and other arrangements through which we operate, we are engaged in the prohibited corporate practice of medicine, that our arrangements constitute unlawful fee-splitting, or that other similar issues exist. To that end, many of the laws, rules, and regulations with respect to corporate practice of medicine are ambiguous and have not been well-interpreted by applicable regulatory agencies or the courts. Moreover, we cannot predict whether changes will be made to existing laws, regulations, or interpretations, or whether new ones will be enacted or adopted, which could cause us to be out of compliance with these requirements. If that were to occur, we could be subject to civil and/or criminal penalties, our agreements could be found legally invalid and unenforceable (in whole or in part), or we could be required to restructure our contractual arrangements, any of which could have a material adverse effect on our results of operations, financial position, or cash flows.

Our health insurance subsidiaries have entered into provider participation agreements with the Oscar Medical Group that enable the Oscar Medical Group to participate in Oscar’s provider network. While we expect that our relationship with the Oscar Medical Group will continue, a material change in our relationship with the Oscar Medical Group, whether resulting from a dispute among the entities or the loss of these relationships or contracts with the Oscar Medical Group, may temporarily disrupt our ability to provide virtual health care services to our members and could harm our business.

Our limited operating history makes it difficult to evaluate our current business performance, implementation of our business model, and our future prospects.

We launched our business in 2012 and have a limited operating history. Today, our insurance subsidiaries operate in 18 states, 15 of which we expanded to since 2017. Due to our limited operating history and the rapid growth we have experienced since we began operations, there is greater uncertainty in estimating our operating results, and our historical results may not be indicative of, or comparable to, our future results. In addition, we have limited data to validate key aspects of our business model, including our growth strategy. For example, we recently entered into an exclusive strategic partnership with Cigna to offer differentiated health solutions to small businesses. As a relatively new entrant in this market, we have limited experience and are unable to predict whether we will be able to effectively and consistently provide solutions that are tailored to the budgets of small businesses and to the health needs of their employees. We cannot provide any assurance that the data we collect will provide useful measures for evaluating our business model. Moreover, we cannot provide any assurance that partnerships or joint ventures we enter into in the future will perform as well as historical partnerships or expectations. Our inability to adequately assess our performance and growth could have a material adverse effect on our brand, reputation, business, financial condition, and results of operations.

Our revenue depends on the direct policy premiums we collect from members who obtain health care services from a limited number of in-network providers, and the loss of any of these providers could result in a material reduction of our membership, which would adversely impact our revenue and operating results.

Almost all of our revenue depends on the direct policy premiums we collect from members or from the federal government on behalf of our members who obtain health care services from a limited number of providers with whom we contract. We generally manage our provider contracts on a state-by-state basis, entering into separate contracts in each state with local affiliates of a particular provider, such that no one local provider contract receives a majority of our allowed medical costs for services rendered to our members. When aggregating the payments we make to each provider through its local affiliates, AdventHealth, Tenet Healthcare Corporation, and HCA Healthcare accounted for a total of approximately 11%, 9%, and 7%, respectively, of total allowable medical costs for the year ended December 31, 2020 and AdventHealth, HCA Healthcare, and Tenet Healthcare Corporation accounted for a total of approximately 19%, 8% and 7%, respectively, of total allowable medical costs for the three months ended March 31, 2021. We believe that a majority of our revenue will continue to be derived from direct policy premiums obtained from members who receive services from a concentrated number of providers. These providers may terminate or seek to terminate their contracts with us in the future. The sudden loss of any of our providers or the renegotiation of any of our provider contracts could adversely impact our reputation or the quality of our provider networks, which could result in a loss of a membership that adversely affects our revenue and operating results. In the ordinary course of business, we engage in active discussions and renegotiations with providers in respect of the terms of our provider contracts. Certain of our providers may seek to renegotiate or terminate their agreements with us for a variety of reasons, including in response to higher-than-expected health care costs and other market dynamics or financial pressures. These discussions could result in reductions to the fees and changes to the scope of services contemplated by our original provider agreements and, consequently, could negatively impact our revenues, business, and prospects.

The ongoing COVID-19 pandemic could significantly increase our costs of operation due to unanticipated changes in law or regulation, population morbidity, or utilization behaviors, adversely impact our operational effectiveness, and heighten the risks we face in our business, including those discussed in this Quarterly Report on Form 10-Q.

In December 2019, a novel strain of coronavirus, SARS-CoV-2, was identified in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease, COVID-19, has spread rapidly to almost every country in the world and all 50 states within the United States. The COVID-19 pandemic continues to evolve and the impact of COVID-19, and the actions taken to contain its spread or address its impact, could have a material adverse effect on our operations and financial results.

We seek to ensure our direct policy premiums appropriately account for anticipated changes in utilization. However, our ability to do so accurately is limited by the changing nature of COVID-19 infection rates, the mutation of the COVID-19-causing virus into more infectious strains, the uncertain time frame to widespread administration of COVID-19 vaccines, the effectiveness of those vaccines against novel virus strains, and the evolving clinical understanding of COVID-19’s post-acute, long-term impacts on health. Governmental authorities have recommended, and in certain cases, required, that elective or other medical appointments be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection. In addition, some individuals have delayed or are not seeking routine medical care to avoid such exposure. We have experienced depressed non-COVID-19 related medical costs as a result and, as the pandemic continues to affect the United States and as our members continue to change the way they utilize care, this trend may continue. Some of these costs will likely be incurred at a later date, resulting in increased medical claims expenses in the future. Additionally, as a result of these measures and trends, we may be unable to fully implement clinical initiatives to manage health care costs and chronic conditions of our members and appropriately document their health risks and diagnoses to substantiate payments we may be entitled to under federal and state risk adjustment programs. The reduced demand for certain routine and non-critical medical services has also created financial stress for certain of our providers and could result in providers leaving our network, the insolvency of such providers, increased provider payment disputes, and less favorable payment terms from providers.

There are also significant uncertainties associated with the costs of COVID-19 vaccines and their administration, as well as the overall availability and the adoption rate for our covered population. The costs associated with our members who receive COVID-19 vaccines may be greater than we expect if, for example, subsidies for COVID-19 vaccinations are reduced.

Additionally, the long-term health impacts of SARS-CoV-2 infection causing COVID-19 are not yet well known or understood. If a large-scale COVID-19 outbreak resulted in a significant number of our members needing unanticipated ongoing post-acute care, such as regular physical, occupational, or respiratory therapy, additional pharmaceutical intervention, or care for increased frequency of other illness resulting from a COVID-19-weakened immune system, our business could be materially adversely impacted due to an unanticipated increase in covered medical expenses.

State and federal governments have promulgated regulatory changes requiring us to relax premium collection practices, and cover health care costs for members for which we would not typically be responsible. For example, the Families First Coronavirus Response Act (the FFCRA), as amended by the CARES Act, requires member health care expenses incurred during a visit to evaluate the need for or obtain COVID-19 diagnostic testing to be borne entirely by us. Certain states, such as New York and New Jersey, require us to cover all costs of members’ receipt of medical care via telemedicine from any in-network provider. New large-scale COVID-19 outbreaks may result in additional regulation in our states of operation, which could limit our ability to collect unpaid premiums. In addition, we have expanded benefit coverage in areas such as COVID-19 care and testing, telemedicine, and pharmacy benefits; offered additional enrollment opportunities to those who previously declined employer-sponsored offerings; extended certain premium payment terms for customers experiencing financial hardship; simplified administrative practices; and accelerated payments to care providers, all with the aim of assisting our customers, providers and members in addressing the impacts of the COVID-19 pandemic. Such measures and any further steps taken by us, could adversely impact our financial results.

The spread and impact of COVID-19, or actions taken to mitigate this spread, could also have a material and adverse effect on our ability to operate effectively, including as a result of the complete or partial closure of facilities or labor shortages. Disruptions in public and private infrastructure, including communications, availability of in-person sales and marketing channels, financial services and supply chains, could materially and adversely disrupt our normal business operations. We have transitioned most of our employee population to a remote work environment in an effort to mitigate the spread of COVID-19, as have a number of our third-party service providers, which may exacerbate certain risks to our business, including increased risk of phishing and other cybersecurity attacks, and increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our members or other third-parties.

The outbreak of COVID-19 has also severely impacted global economic activity, which may adversely impact our members, partners and service providers, and caused significant volatility in the financial markets. These developments may adversely affect the timing of member premium or commercial service fee collections and corresponding payments, the ability of third parties to provide services to us, the value of our investment portfolio, and our access to capital.

We are continuing to monitor the spread of COVID-19, changes to our covered services, the ongoing costs and business impacts of dealing with COVID-19, including the potential costs and impacts associated with lifting, or reimposing restrictions on movement and economic activity and related risks. The extent of this impact will depend on future developments, which are highly uncertain and cannot be predicted at this time, including, but not limited to, the transmission rate, introduction of new strains of COVID-19, duration and spread of the outbreak, its severity, the extent and effectiveness of the actions taken to contain the spread of the virus and address its impacts, including vaccine approval, effectiveness, availability, administration and adoption, and how quickly and to what extent normal economic and operating conditions can resume. The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial position, and cash flows is uncertain as the pandemic continues to evolve globally, but such impacts could be material to our business, results of operations, financial position and cash flows.

We utilize quota share reinsurance to reduce our capital and surplus requirements and protect against downside risk on medical claims. If regulators do not approve our reinsurance agreements for this purpose, or if we cannot negotiate renewals of our quota share arrangements on acceptable terms, or at all, enter into new agreements with reinsurers, or otherwise obtain capital through debt or equity financings, our capital position would be negatively impacted, and we could fall out of compliance with applicable regulatory requirements.

We enter into reinsurance arrangements to reduce our risk and capital and surplus requirements, which enables us to more efficiently deploy capital to finance our growth. For 2020, we utilized quota share reinsurance arrangements with Axa France Vie and Berkshire Hathaway Specialty Insurance Company, or Berkshire Hathaway, and for 2021, we entered into quota share reinsurance arrangements with Axa France Vie and Canada Life. We have terminated our reinsurance arrangements with Canada Life, effective as of April 1, 2021. Our reinsurers are entitled to a portion of our premiums, but also share financial responsibility for health care costs incurred by our members. Under our reinsurance arrangements for 2021 with Axa France Vie, which each have terms of three years, all premiums and claims ceded under our quota share arrangements are shared proportionally with Axa France Vie. Our decisions on claims payments are binding on the reinsurer with the exception of any payments by us that are not required to be made under the member’s policy.

The amount of business ceded under our reinsurance arrangements can vary significantly from year to year. Further, if our reinsurers consistently and successfully dispute our obligations to make a claim payment under a given policy, if we cannot renegotiate renewals of any of our quota share reinsurance arrangements on acceptable terms, if we are unable to enter into such arrangements with additional reinsurers, or if such arrangements are not approved by any of our regulators (or if our regulators take a different view, whether prospectively or retroactively, with respect to the capital treatment of our reinsurance agreements), we may not have sufficient capital and surplus to comply with applicable regulatory requirements, and we would have to enter into a corrective action plan or cease operations in jurisdictions where we could not comply with such requirements.

While our financial reporting is based on GAAP, our ability to receive capital reserve credit for a particular state subsidiary due to our reinsurance agreements is dependent upon state-specific laws and regulations, as interpreted and applied by state insurance regulators. In some states we are required to seek approval in advance of entering into reinsurance agreements; in others we are not, which means that we may learn of regulators’ concerns after the effective date of certain reinsurance agreements. From time to time, we include state-specific provisions in, or subsequently make state-specific amendments to, our reinsurance agreements to reflect capital reserve credit requirements imposed by particular state regulators. The net economic effect of such provisions or amendments may not be commercially favorable, and in some instances we have chosen, and may in the future choose, not to enter into certain types of reinsurance agreements, not to seek statutory reserve credit under certain agreements, or to terminate existing agreements rather than include provisions or make amendments required by a particular state in order to receive statutory reserve credit.

Because reinsurers are entitled to a portion of our premiums under our quota share reinsurance arrangements, changes in the amount of premiums ceded under these arrangements directly impacts our net premium and net income estimates. Furthermore, reductions in the amount of premiums ceded under quota share reinsurance arrangements, may result in an increase to our minimum capital and surplus requirements, and an increase in corresponding capital contributions made by Holdco to our health insurance subsidiaries.

Our reinsurance arrangements also subject us to various obligations, representations, and warranties with respect to the reinsurers. Reinsurance does not relieve us of liability as an insurer. We remain obligated to pay our members’ health care claims, even if a reinsurer defaults on obligations to us under the reinsurance arrangement. Although we regularly evaluate the financial condition of reinsurers to minimize exposure to significant losses from reinsurer insolvencies, reinsurers may become financially unsound. If a reinsurer fails to meet its obligations under the reinsurance contract or if the liabilities exceed any applicable loss limit, we remain responsible for covering the claims on the reinsured policies.

We also rely on debt and equity to help fund subsidiary surplus requirements, as well as pay our operating expenses and capital expenditures or fund acquisitions. In the event we need access for such purposes, our ability to obtain such capital may be limited and it may come at significant cost.

Unanticipated changes in population morbidity, including those affecting areas where we are geographically concentrated, could significantly increase utilization rates and medical costs.

Large-scale changes in health care utilization or increases in medical costs can take many forms and may be associated with widespread natural disasters, illness, or medical conditions. The states in which we operate that have the largest concentrations of revenues include Florida, California and Texas. Due to the geographic concentration of our business, we are exposed to heightened risks of potential losses resulting from regional factors. For example, natural disasters, such as a major earthquake, wildfire, or hurricane, affecting regions or states in which we operate, could have a significant impact on the health of a large number of our covered members. Other conditions that could impact our members include a virulent influenza season or epidemic or pandemic, newly emergent mosquito-borne illnesses, such as the Zika virus, the West Nile virus, or the Chikungunya virus, or new viruses such as COVID-19. In addition, federal and state law enforcement officials have issued warnings in the past, and may do so in the future, about potential terrorist activity involving biological or other weapons of mass destruction.

All of these conditions, and others, could have a significant impact on the health of the population of wide-spread areas. We seek to ensure our premiums appropriately account for anticipated changes in utilization, including seasonal items, such as the flu. However, if any of the regions or states in which we operate were to experience a large-scale natural disaster, a viral epidemic or pandemic, a significant terrorism attack, or some other large-scale event affecting the health of a large number of our members, utilization rates and our covered medical expenses in such regions or states would rise, which could have a material adverse effect on our business, financial condition, cash flows, or results of operations. Additionally, such natural disasters, epidemics, or pandemics could lead to regulatory changes which may force us to cover health care costs for members for which we would not typically be responsible. For example, states experiencing pandemics or natural disasters such as wildfires and hurricanes may promulgate emergency regulations requiring insurers to relax prior authorization requirements, remove prescription drug refill limitations, and cover out-of-network care.

We are subject to risks associated with outsourcing services and functions to third parties.

We contract with third-party vendors and service providers who provide services to us and our subsidiaries to help with our internal administrative functions, as well as third-party vendors and service providers who help us administer our products and plans. For example, CaremarkPCS Health provides certain prescription benefit management, disease management, and specialty pharmacy services with respect to our health plans. In New Jersey, we contract with QualCare, which provides us with access to its network, which represents a significant portion of our medical network in New Jersey, and various network management services. The partial or complete loss of a vendor or other third-party relationship could cause a material disruption to our business and make it difficult and costly to provide services and products that our regulators and members expect, which could have a material adverse effect on our financial condition, cash flows, and results of operations.

Some of these third-parties have direct access to our systems in order to provide their services to us and operate the majority of our communications, network, and computer hardware and software. For example, we currently offer our products through our website and online app using Amazon Web Services, Inc., or AWS, platforms for cloud computing, a provider of cloud infrastructure services, and the Google Cloud Platform, or GCP. Our operations depend on protecting the virtual cloud infrastructure hosted in AWS and GCP by maintaining its configuration, architecture, and interconnection specifications, as well as the information stored in these cloud platforms and which third-party internet service providers transmit. In the event that either our AWS or GCP service agreement is terminated, or there is a lapse of service, interruption of internet service provider connectivity, or damage to such facilities, we could experience interruptions in meeting key service obligations to our members and business partners, as well as delays and additional expense in arranging new facilities and services, which could harm our business, results of operations, and financial condition.

Other third-parties that have access to our systems and member information, or provide services that help with our administrative functions include Atlassian Corporation Plc, or Atlassian, which provides a reporting and project management tool called Jira for certain of our health insurance subsidiaries to launch and track investigations, make changes to member information, and communicate efficiently with departments within Oscar, and inContact, Inc., or inContact, which provides cloud-based contact center software solutions that we use to engage with members. The Oscar platform also integrates various third-party applications, including Google LLC, or Google, Workplace applications, such as Gmail, Hangouts, Calendar, and Drive.

Our arrangements with third-party vendors and service providers may make our operations vulnerable if those third parties fail to satisfy their obligations to us, including their obligations to maintain and protect the security and confidentiality of our information and data, or the information and data relating to our members or customers. We are also at risk of a data security incident involving a vendor or third party, which could result in a breakdown of such third party’s data protection processes or cyber-attackers gaining access to our infrastructure through the third party. To the extent that a vendor or third party suffers a data security incident that compromises its operations, we could incur significant costs and possible service interruption. In addition, we may have disagreements with our third-party vendors or service providers regarding relative responsibilities for any such failures or incidents under applicable business associate agreements or other applicable outsourcing agreements. Any contractual remedies and/or indemnification obligations we may have for vendor or service provider failures or incidents may not be adequate to fully compensate us for any losses suffered as a result of any vendor’s failure to satisfy its obligations to us or under applicable law. Our vendor and service provider arrangements could be adversely impacted by changes in vendors’ or service providers’ operations or financial condition, or other matters outside of our control. Violations of, or noncompliance with, laws and/or regulations governing our business or noncompliance with contract terms by third-party vendors and service providers could increase our exposure to liability to our members, providers, or other third parties, or could result in sanctions and/or fines from the regulators that oversee our business. In turn, this could increase the costs associated with the operation of our business or have an adverse impact on our business and reputation. Moreover, if these vendor and service provider relationships were terminated for any reason, we may not be able to find alternative partners in a timely manner or on acceptable financial terms, and may incur significant costs and/or experience significant disruption to our operations in connection with any such vendor or service provider transition. As a result, we may not be able to meet the full demands of our members or customers and, in turn, our business, financial condition, and results of operations may be harmed. In addition, we may not fully realize the anticipated economic and other benefits from our outsourcing projects or other relationships we enter into with third-party vendors and service providers, as a result of unanticipated delays in transitioning our operations to the third-party vendor or service provider, such third-party vendor or service provider’s noncompliance with contract terms, unanticipated costs or expenses, or violations of laws and/or regulations, or otherwise. This could result in substantial costs or other operational or financial problems that could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

Adverse market conditions may result in our investment portfolio suffering losses or reduce our ability to meet our financing needs, which could materially and adversely affect our results of operations or liquidity.

We maintain a significant investment portfolio of cash equivalents and primarily short-term investments in a variety of securities, which are subject to general credit, liquidity, market, and interest rate risks and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. As a result, we may experience a reduction in value or loss of our investments, which could have a materially adverse effect on our results of operations, liquidity, and financial condition.

In addition, during periods of increased volatility, adverse securities and credit markets may exert downward pressure on the availability of liquidity and credit capacity for certain issuers. We need liquidity to pay our operating expenses, make payments on our indebtedness and pay capital expenditures. The principal sources of our cash receipts are premiums, administrative fees, investment income, proceeds from borrowings and proceeds from the issuance of capital stock. Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If one or a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

If state regulators do not approve payments of dividends and distributions by our subsidiaries to us, we may not have sufficient funds to implement our business strategy.

As we operate as one or more holding companies and we principally generate revenue through our health insurance subsidiaries, we are regulated under state insurance holding company laws. Although most of our subsidiaries are not currently profitable, in the future, if they become profitable or if our current levels of reserves and capital become excessive, we may make requests for dividends and distributions from our subsidiaries to fund our operations. In addition to state corporate law limitations, these subsidiaries are subject to more stringent laws and regulations that may restrict the ability to pay or limit the amount of dividends and distributions that can be paid to us without prior approval of, or notification to, state regulators, including mandatory statutory capital and surplus requirements. As we become profitable, we may increasingly rely on distributions from our subsidiaries, and if regulators were to deny our subsidiaries’ requests to pay dividends, the funds available to us would be limited, which could harm our ability to implement our business strategy.

From time to time, we may become involved in costly and time-consuming litigation and regulatory actions, which require significant attention from our management.

From time to time, we are a defendant in lawsuits and the subject of regulatory actions, and are subject to audits and investigations relating to our business, including, without limitation, claims by members alleging failure to pay for or authorize payment for health care, claims related to non-payment or insufficient payments for out-of-network services by providers, claims of trademark and other intellectual property infringement, claims alleging bad faith, inquiries regarding our submission of risk adjustment data, enforcement actions by state regulatory bodies alleging non-compliance with state law, and claims related to the imposition of new taxes, including, but not limited to, claims that may have retroactive application. We also may receive subpoenas and other requests for information from various federal and state agencies, regulatory authorities, state Attorneys General, committees, subcommittees, and members of the U.S. Congress and other state, federal, and international governmental authorities. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business and financial position, results of operations, and/or cash flows, and may affect our reputation and brand. In addition, regardless of the outcome of any litigation or regulatory proceedings, investigations, audits, or reviews, responding to such matters is costly and time consuming, and requires significant attention from our management, and could, therefore, harm our business and financial position, results of operations or cash flows. Insurance may not cover such claims, may not provide sufficient payments to cover all of the costs to resolve one or more such claims, and may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely affect our results of operations and cash flows, thereby harming our business.

The regulations and contractual requirements applicable to us and other market participants are complex and subject to change, making it necessary for us to invest significant resources in complying with our regulatory and contractual requirements. Ongoing vigorous legal enforcement and the highly technical regulatory scheme mean that our compliance efforts in this area will continue to require significant resources, and we may not always be successful in ensuring appropriate compliance by our Company, employees, consultants, or vendors, for whose compliance or lack thereof we may be held responsible and liable. Regulatory audits, investigations, and reviews could result in changes to our business practices, and also could result in significant or material premium refunds, fines, penalties, civil liabilities, criminal liabilities, or other sanctions, including marketing and enrollment sanctions, suspension or exclusion from participation in government programs, imposition of heightened monitoring by our federal or state regulators, and suspension or loss of licensure if we are determined to be in violation of applicable laws or regulations. Any of these audits, reviews, or investigations could have a material adverse effect on our financial position, results of operations, or business, or could result in significant liabilities and negative publicity for our Company.

We rely on the experience and expertise of our Co-Founders, senior management team, highly-specialized technology and insurance experts, key technical employees, and other highly skilled personnel.

Our success depends upon the continued service of Mario Schlosser, our Co-Founder, Chief Executive Officer and a member of our board of directors, and Joshua Kushner, our Co-Founder, Vice Chairman and a member of our board of directors, the members of our senior management team, highly-specialized insurance experts, and key technical employees, as well as our ability to continue to attract and retain additional highly qualified personnel. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain, and integrate highly skilled personnel for all areas of our business. If we are unable to attract the requisite personnel, our business, and prospects may be adversely affected. Each of our Co-Founders, members of our senior management team, specialized technology and insurance experts, key technical personnel, and other employees could terminate their relationship with us at any time. The loss of our Co-Founders or any other member of our senior management team, specialized technology and insurance experts, or key personnel might significantly delay or prevent the achievement of our strategic business objectives and could harm our business. In addition, much of our essential technology and infrastructure are custom-made for our business by our personnel. The loss of key technology personnel, including members of management, as well as our engineering and product development personnel, could disrupt our operations and harm our business. We also rely on a small number of highly-specialized insurance experts, the loss of any one of whom could have a disproportionate impact on our business. Competition in our industry for qualified employees is intense. Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees, and retaining and motivating our existing employees. Moreover, if and when the stock options or other equity awards are substantially vested, employees under such equity arrangements may be more likely to leave, particularly when the underlying shares have seen a value appreciation.

We face significant competition for personnel, particularly in New York, where our headquarters is located. To attract top talent, we have to offer, and believe we will need to continue to offer, competitive compensation and benefits packages. We may also need to increase our employee compensation levels in response to competitor actions. If we are unable to hire new employees quickly enough to meet our needs, or otherwise fail to effectively manage our hiring needs or successfully integrate new hires, including our recently hired management team members, our efficiency, ability to meet forecasts and our employee morale, productivity, and retention could suffer, which in turn could have an adverse effect on our business, results of operations, and financial condition.

If we or our partners or other third parties with whom we collaborate sustain a cyber-attack or suffer privacy or data security breaches that disrupt our information systems or operations, or result in the dissemination of sensitive personal or confidential information, we could suffer increased costs, exposure to significant liability, adverse regulatory consequences, reputational harm, loss of business, and other serious negative consequences.

As part of our normal operations, we and our partners and other third parties with whom we collaborate routinely collect, process, store, and transmit large amounts of data, including PHI subject to HIPAA, as well as proprietary or confidential information relating to our business or third parties, including our members, providers, and vendors. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks, as well as a result of an increase in work-from-home arrangements due to the COVID-19 pandemic. Hackers and data thieves are increasingly sophisticated and operating large-scale and complex automated attacks. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures, develop additional protocols and/or investigate and remediate any information security vulnerabilities.

Our information technology systems and safety control systems are subject to a growing number of threats from computer programmers, hackers, and other adversaries that may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions, or cause damage, security issues, or shutdowns. They also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our systems or otherwise exploit security vulnerabilities. Because the techniques used to circumvent, gain access to, or sabotage security systems, can be highly sophisticated and change frequently, they often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world. We may be unable to anticipate these techniques or implement adequate preventive measures, resulting in potential data loss and damage to our systems. Our systems are also subject to compromise from internal threats such as improper action by employees, including malicious insiders, or by vendors, counterparties, and other third parties with otherwise legitimate access to our systems. Our policies, employee training (including security awareness training), procedures, and technical safeguards may not prevent all improper access to our network or proprietary or confidential information by employees, vendors, counterparties, or other third parties. Our facilities may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, misplaced or lost data, human errors, or other similar events that could negatively affect our systems, and our and our members’, data. Additionally, our third-party service providers who process information on our behalf may cause security breaches for which we are responsible.

Moreover, we face the ongoing challenge of managing access controls in a complex environment. The process of enhancing our protective measures can itself create a risk of systems disruptions and security issues. Given the breadth of our operations and the increasing sophistication of cyber-attacks, a particular incident could occur and persist for an extended period of time before being detected. The extent of a particular cyber-attack and the steps that we may need to take to investigate the attack may take a significant amount of time before such an investigation could be completed and full and reliable information about the incident is known. During such time, the extent of any harm or how best to remediate it might not be known, which could further increase the risks, costs, and consequences of a data security incident. In addition, our systems must be routinely updated, patched, and upgraded to protect against known vulnerabilities. The volume of new software vulnerabilities has increased substantially, as has the importance of patches and other remedial measures. In addition to remediating newly identified vulnerabilities, previously identified vulnerabilities must also be updated. We are at risk that cyber-attackers exploit these known vulnerabilities before they have been addressed. The complexity of our systems and platforms, the increased frequency at which vendors are issuing security patches to their products, our need to test patches, and, in some instances, coordinate with third-parties before they can be deployed, all could further increase our risks.

Any compromise or perceived compromise of the security of our systems or the systems of one or more of our vendors or service providers could damage our reputation and brand, cause the termination of relationships with our members, result in disruption or interruption to our business operations, marketing partners and carriers, reduce demand for our services, and subject us to significant liability and expense, as well as regulatory action and lawsuits, which would harm our business, operating results, and financial condition. The CCPA, in particular, includes a private right of action for California consumers whose CCPA-covered personal information is impacted by a data security incident resulting from a company’s failure to maintain reasonable security procedures and, hence, may result in civil litigation in the event of a data breach impacting such information. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and, in any event, insurance coverage would not address the reputational damage that could result from a security incident or any regulatory actions or litigation that may result. In addition, in the event that additional data security laws are implemented, we may not be able to timely comply with such requirements, or such requirements may not be compatible with our current processes.

If we are unable to integrate and manage our information systems effectively, our operations could be disrupted.

Our operations depend significantly on effective information systems. The information gathered and processed by our information systems, assists us in, among other things, monitoring utilization and other cost factors, processing provider claims, and providing data to our regulators. Our health care providers also depend upon our information systems for membership verifications, claims status, and other information. We partner with third parties, including Amazon, Atlassian, inContact, and Google, to support our information technology systems. Our information systems and applications require continual maintenance, upgrading, and enhancement to meet our current and expected operational needs and regulatory requirements. If we underestimate the need to expand or experience difficulties with the transition to or from information systems or do not appropriately plan, integrate, maintain, enhance, or expand our information systems, we could suffer, among other things, operational disruptions, loss of existing members and difficulty in attracting new members, regulatory enforcement, and increases in administrative expenses. In addition, our ability to integrate and manage our information systems may be impaired as the result of events outside our control, including acts of nature, such as earthquakes or fires, or acts of terrorists. Also, we may from time to time obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable if such third parties discontinue such services or fail to perform adequately.

Real or perceived errors, failures or bugs in our systems, website, or app could impair our operations, damage our reputation and brand, and harm our business and operating results.

Our continued success is dependent on our systems, applications, and software continuing to operate and to meet the changing needs of our members and users. We rely on our technology and engineering staff and vendors to successfully implement changes to, and maintain, our systems and services in an efficient and secure manner. Like all information systems and technology, our website and online app may contain material errors, failures, vulnerabilities, or bugs, particularly when new features or capabilities are released, any of which could lead to interruptions, delays, or website or online app shutdowns, or could cause loss of critical data, or the unauthorized disclosure, access, acquisition, alteration or use of personal or other confidential information.

A significant impact on the performance, reliability, security, and availability of our systems, software, or services may harm our reputation and brand, impair our ability to operate, retain existing members, or attract new members, and expose us to legal claims and government action, each of which could have a material adverse impact on our financial condition, results of operations, and growth prospects.

We may not be able to utilize our net operating loss carryforwards, or NOLs, to offset future taxable income for U.S. federal income tax purposes, which could adversely affect our cash flows.

As of December 31, 2020, we had federal income tax NOLs of $1.05 billion available to offset our future taxable income, if any, prior to consideration of annual limitations that may be imposed under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, or otherwise. Of our NOLs, approximately $792.1 million of losses will expire between 2032 and 2039, and $253.9 million of losses can be carried forward indefinitely.

We may be unable to use our NOLs, as we do not have a history of positive earnings. In addition, under Section 382 of the Code, if a corporation undergoes an “ownership change” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain shareholders or groups of shareholders over a rolling three-year period), the corporation’s ability to use its pre-ownership change NOLs to offset its post-ownership change income may be limited. We completed an analysis under Section 382, and determined that our NOLs are subject to limitations based on changes in ownership that occurred in 2016, and we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we undergo another ownership change, we may incur additional limitations on our ability to utilize our NOLs existing at the time of the ownership change prior to their expiration. Future regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our cash flows may be adversely affected.

Failure to secure, protect, or enforce our intellectual property rights could harm our business, results of operations, and financial condition.

Our commercial success is dependent in part on protecting our core technologies, intellectual property assets, and proprietary rights (such as source code, information, data, processes, and other forms of information, know-how, and technology). We rely on a combination of copyrights, trademarks, service marks, trade secret laws, and contractual restrictions to establish and protect our intellectual property. However, there are steps that we have not yet taken to protect our intellectual property on a global basis. For example, we do not have any patents, which limits our ability to deter patent infringement claims by competitors and other third parties who may hold or obtain patents. Additionally, the steps that we have already taken to protect our intellectual property may not be sufficient or effective, and our confidentiality, non-disclosure, or invention assignment agreements with employees, consultants, partners, or other parties may be breached and may otherwise not be effective in establishing our rights in intellectual property and in controlling access to our proprietary information. Even if we do detect violations, we may need to engage in litigation to enforce our rights.

We currently hold various domain names relating to our brand, including HiOscar.com. We also engage a third-party vendor to monitor fictitious sites that may purport to be us. Failure to protect our domain names could adversely affect our reputation and brand, and make it more difficult for users to find our website and our online app. We may be unable, without significant cost or at all, to prevent third parties from diverting traffic from or acquiring domain names that are similar to, infringe upon, or otherwise decrease the value of our trademarks and other proprietary rights.

While we take precautions designed to protect our intellectual property, it may still be possible for competitors and other unauthorized third parties to copy our technology and use our proprietary brand, content, and information to create or enhance competing solutions and products, which could adversely affect our competitive position in our rapidly evolving and highly competitive industry. Some license provisions that protect against unauthorized use, copying, decompiling, transfer, and disclosure of our technology may be unenforceable under the laws of certain jurisdictions and foreign countries, and the remedies for such events may not be sufficient to compensate for such breaches. We enter into confidentiality and invention assignment agreements with our employees and consultants, and enter into confidentiality agreements with our third-party providers and strategic partners. We cannot assure you that these agreements will be effective in controlling access to, and use and distribution of, our platform and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings. Such arrangements may limit our ability to protect, maintain, enforce, or commercialize such intellectual property rights. If we are unable to prevent the unauthorized use or exploitation of our intellectual property, the value of our brand, content, and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to members, and potential members, may become confused, and our ability to attract customers may be adversely affected. Any inability or failure to protect our intellectual property could adversely impact our business, results of operations, and financial condition.

We have filed, and may continue in the future to file, applications to protect certain of our innovations and intellectual property. We do not know whether any of our applications will result in the issuance of a patent, trademark, or copyright, as applicable, or whether the examination process will require us to narrow our claims. In addition, we may not receive competitive advantages from the rights granted under our intellectual property. Our existing intellectual property, and any intellectual property granted to us, or that we otherwise acquire in the future, may be contested, circumvented, or invalidated, and we may not be able to detect or prevent third parties from infringing our rights to our intellectual property. Therefore, the exact effect of the protection of this intellectual property cannot be predicted with certainty. In addition, given the costs, effort, and risks of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may choose not to seek patent protection for certain innovations. Any failure to adequately obtain such patent protection, or other intellectual property protection, could later prove to adversely impact our business.

We may be required to spend significant resources in order to monitor, protect, and defend our intellectual property rights, and some violations may be difficult or impossible to detect. Litigation to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could impair the functionality of our platform, delay introductions of enhancements to our platform, result in our substituting inferior or more costly technologies into our platform, or harm our reputation or brand. In addition, we may be required to license additional technology from third parties to develop and market new offerings or platform features, which may not be on commercially reasonable terms, or at all, and could adversely affect our ability to compete or require us to rebrand or otherwise modify our offerings, which could further exhaust our resources. Furthermore, we may also be obligated to indemnify our members or business partners in connection with any such litigation and to obtain licenses.

Risks Related to our Indebtedness

Restrictions imposed by our Revolving Credit Facility may materially limit our ability to operate our business and finance our future operations or capital needs.

The terms of our Revolving Credit Facility may restrict us and our subsidiaries from engaging in specified types of transactions. These covenants, subject to certain limitations and exceptions, restrict our ability, and that of our subsidiaries, to, among other things:
•incur indebtedness;
•incur certain liens;
•enter into sale and lease-back transactions;
•make investments, loans, advances, guarantees and acquisitions;
•consolidate, merge or sell or otherwise dispose of assets;
•pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests;
•enter into transactions with affiliates;
•alter the business conducted by us and our subsidiaries; and
•change our or their fiscal year.

A breach of any of these covenants, or any other covenant in the documents governing our Revolving Credit Facility, could result in a default or event of default under our Revolving Credit Facility. In the event of any event of default under our Revolving Credit Facility, the applicable lenders or agents could elect to terminate borrowing commitments and declare all borrowings and loans outstanding thereunder, if any, together with accrued and unpaid interest and any fees and other obligations, to be immediately due and payable. In addition, or in the alternative, the applicable lenders or agents could exercise their rights under the security documents to be entered into in connection with our Revolving Credit Facility. We will pledge substantially all of our assets as collateral securing our Revolving Credit Facility and any such exercise of remedies on any material portion of such collateral would likely materially adversely affect our business, financial condition or results of operations.

If we were unable to repay or otherwise refinance these borrowings and loans when due, and the applicable lenders proceeded against the collateral granted to them to secure that indebtedness, we may be forced into bankruptcy or liquidation. In the event the applicable lenders accelerate the repayment of any future borrowings, we may not have sufficient assets to repay that indebtedness. Any acceleration of future borrowings under our Revolving Credit Facility or other outstanding indebtedness would also likely have a material adverse effect on us.

Pursuant to our Revolving Credit Facility, we are required to comply with certain financial covenants to maintain a minimum dollar threshold of direct policy premiums (as defined in the Revolving Credit Facility), a maximum combined ratio (as defined in the Revolving Credit Facility) and minimum liquidity (as defined in the Revolving Credit Facility). Our ability to borrow under our Revolving Credit Facility depends on our compliance with these financial covenants. Events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy the financial covenants. We cannot assure you that we will satisfy the financial covenants in the future, or that our lenders will waive any failure to satisfy the financial covenants.

Changes in the method pursuant to which the London Interbank Offered Rate, or LIBOR, is determined and the transition to other benchmarks may adversely affect our results of operations.

LIBOR and certain other “benchmarks” have been the subject of continuing national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee or ARRC, a U.S. based group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, was formed. The ARRC is comprised of a diverse set of private sector entities and a wide array of official-sector entities, banking regulators, and other financial sector regulators. The ARRC has identified the Secured Overnight Financing Rate, or SOFR, as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Financial regulators in the United Kingdom, the European Union, Japan, and Switzerland also have formed working groups with the aim of recommending alternatives to LIBOR denominated in their local currencies. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the United States.

The Revolving Loan Facility has interest rate payments determined directly or indirectly based on LIBOR. Uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the performance of LIBOR relative to its historic values. The Revolving Loan Facility contains “hardwired” benchmark replacement provisions with “early opt-in” triggers that permit the replacement of LIBOR prior to the phasing out of published LIBOR rates. The benchmark replacement language contemplates the use of an alternative benchmark rate to be selected by the Administrative Agent. Even if financial instruments are transitioned to alternative benchmarks, such as SOFR, successfully, the new benchmarks are likely to differ from LIBOR, and our interest expense associated with our outstanding indebtedness or any future indebtedness we incur may increase. Further, transitioning to an alternative benchmark rate, such as SOFR, may result in us incurring significant expense and legal risks, as renegotiation and changes to documentation may be required in effecting the transition. Any alternative benchmark rate may be calculated differently than LIBOR and may increase the interest expense associated with our existing or future indebtedness.

Any of these occurrences could materially and adversely affect our borrowing costs, financial condition, and results of operations.

Our debt obligations contain restrictions that impact our business and expose us to risks that could materially adversely affect our liquidity and financial condition.

As of March 31, 2021, we had no outstanding indebtedness. We may incur additional indebtedness in the future, including borrowings under the Revolving Credit Facility. Our future indebtedness, including borrowings, if any, under the Revolving Credit Facility, could have significant effects on our business, such as:

•limiting our ability to borrow additional amounts to fund capital expenditures, acquisitions, debt service requirements, execution of our growth strategy and other purposes;
•limiting our ability to make investments, including acquisitions, loans and advances, and to sell, transfer or otherwise dispose of assets;
•requiring us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our borrowings, which would reduce availability of our cash flow to fund working capital, capital expenditures, acquisitions, execution of our growth strategy and other general corporate purposes;
•making us more vulnerable to adverse changes in general economic, industry and competitive conditions, in government regulation and in our business by limiting our ability to plan for and react to changing conditions;
•placing us at a competitive disadvantage compared with our competitors that have less debt; and
•exposing us to risks inherent in interest rate fluctuations because our borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

In addition, we may not be able to generate sufficient cash flow from our operations to repay our future indebtedness when it becomes due and to meet our other cash needs. If we are not able to pay our borrowings under future indebtedness as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our future debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell our assets, it may negatively affect our business, financial condition and results of operations. In addition, we may be subject to prepayment penalties depending on when we repay our future indebtedness, which amounts could be material.

Risks Related to Ownership of Our Class A Common Stock

The dual class structure of our common stock will have the effect of concentrating voting control with Thrive Capital and our Co-Founders for the foreseeable future, which will limit the ability of our other investors to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of March 31, 2021, the holders of our outstanding Class B common stock, which consist of Thrive Capital and our Co-Founders, beneficially own 18.8% of our outstanding capital stock and hold 82.2% of the voting power of our outstanding capital stock. Thrive Capital and Joshua Kushner (as the sole managing member of the Thrive General Partners), in particular, beneficially own 15.8% of our outstanding capital stock and hold 75.1% of the voting power of our outstanding capital stock as of March 31, 2021. Because of the 20-to-one voting ratio between our Class B common stock and Class A common stock, the holders of Class B common stock, in particular Thrive Capital and Joshua Kushner (as the sole managing member of the Thrive General Partners), collectively control over a majority of the combined voting power of all of our Class A common stock and Class B common stock and therefore will continue to be able to control all matters submitted to our stockholders for approval until a significant portion of such shares of outstanding Class B common stock have been converted to shares of Class A common stock. This concentrated control limits or precludes the ability of our other investors to influence corporate matters for the foreseeable future. For example, Thrive Capital and our Co-Founders have sufficient voting power to determine the outcome with respect to elections of directors, amendments to our certificate of incorporation, amendments to our bylaws that are subject to a stockholder vote, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval for the foreseeable future. In addition, this concentrated control may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. This control may also adversely affect the market price of our Class A common stock.

Because Thrive Capital’s and our Co-Founders’ interests may differ from those of our other stockholders, actions that Thrive Capital and our Co-Founders take with respect to us, as significant stockholders, may not be favorable to our other stockholders, including holders of our Class A common stock.

Thrive Capital and its affiliates engage in a broad spectrum of activities. In the ordinary course of its business activities, Thrive Capital and its affiliates may engage in activities where their interests conflict with our interests or those of our other stockholders. Thrive Capital or one of its affiliates may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, Thrive Capital may have an interest in us pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions. As among the individual holders of Class B common stock, the conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term (and decreasing the relative voting power of those holders of Class B common stock who transfer their shares).

We cannot predict the effect our dual class structure may have on the market of our Class A common stock.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity, or in other adverse consequences. For example, certain index providers, such as S&P Dow Jones, have announced restrictions on including companies with multiple-class share structures in certain of their indices, including the S&P 500. Accordingly, our dual class share structure would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices may not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Because of the dual class structure of our common stock, we will likely be excluded from certain indices and we cannot assure that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

We anticipate incurring substantial stock-based compensation expense related to the Founders Awards, which may have an adverse effect on our financial condition and results of operations and may result in substantial dilution.

In light of the 6,344,779 long-term performance-based RSUs, or PSUs, that were granted in connection with our IPO, which we refer to as the Founders Awards, we anticipate that we will incur substantial stock-based compensation expenses and may expend substantial funds to satisfy tax withholding and remittance obligations related to the Founders Awards.

The Founders Awards became effective upon the completion of the IPO. Mr. Schlosser’s Founders Award consists of PSUs that cover 4,229,853 shares of Class A common stock, and Mr. Kushner’s Founders Award consists of PSUs that cover 2,114,926 shares of Class A common stock. Each Founders Award will be eligible to vest based on the achievement of five pre-determined stock price goals ranging from $90.00 to $270.00 per share over a seven-year period following the closing of our IPO. Half of each Founders Award will become earned based on the achievement of such stock price goals (measured as a volume-weighted average stock price over 180 days) at any time between the second and seventh anniversaries of the closing of our IPO. The remaining half of each Founders Award also will become earned based on achieving the same stock price goals, but the period for measuring the achievement of those goals will be scaled between the second and seventh anniversaries of the closing of our IPO. Any PSUs that become earned PSUs will vest on an applicable vesting date between the third and seventh anniversaries of the closing of our IPO. Any PSUs that do not vest prior to or on the seven-year anniversary of the grant date automatically will be terminated without consideration. The PSUs are subject to certain vesting acceleration terms. We will record substantial stock-compensation expense for the Founders Awards. As of March 31, 2021, the amount of unrecognized compensation expense for the PSUs is $88.7 million, which is expected to be recognized over a weighted-average period of 4.5 years.

In addition, any PSUs subject to the Founders Awards that are earned and vest will be settled in shares of Class A common stock as soon as practicable after becoming vested. As a result, a potentially large number of shares of Class A common stock will be issuable if the applicable vesting conditions are satisfied, which would dilute your ownership of us.

We are a “controlled company” within the meaning of the rules of NYSE and, as a result we rely on exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

As of March 31, 2021, Thrive Capital and Joshua Kushner (as the sole managing member of the Thrive General Partners) control approximately 75.1% of the combined voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•the requirement that a majority of the board of directors consist of independent directors;
•the requirement that our nominating and corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•the requirement that our compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the requirement for an annual performance evaluation of our nominating and corporate governance and compensation committees.

We are not relying on these exemptions, except for the exemption from the requirement that each of our nominating and corporate governance committee and compensation committee be composed entirely of independent directors. However, as long as we remain a “controlled company,” we may elect in the future to take advantage of any of these other exemptions. As a result of any such election, our board of directors may not have a majority of independent directors, our compensation committee may not consist entirely of independent directors, and our directors may not be nominated or selected by independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

We do not intend to pay dividends on our Class A common stock for the foreseeable future.
We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, we do not anticipate declaring or paying any cash dividends on our Class A common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors, subject to applicable laws, and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, industry trends, and other factors that our board of directors may deem relevant. Any such decision also will be subject to compliance with contractual restrictions and covenants in the agreements governing our current indebtedness. In addition, our ability to pay dividends in the future depends on the earnings and distributions of funds from our health insurance subsidiaries. Applicable state insurance laws restrict the ability of such health insurance subsidiaries to declare stockholder dividends and require our health insurance subsidiaries to maintain specified levels of statutory capital and surplus. The Revolving Credit Facility contains restrictions on our ability to pay dividends. Moreover, we may incur additional indebtedness, the terms of which may further restrict or prevent us from paying dividends on our Class A common stock. As a result, you may have to sell some or all of your Class A common stock after price appreciation in order to generate cash flow from your investment, which you may not be able to do. Our inability or decision not to pay dividends could also adversely affect the market price of our Class A common stock.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our Class A common stock, which could depress the price of our Class A common stock.

Our Amended Charter authorizes us to issue one or more series of preferred stock. Our board of directors will have the authority to determine the powers, designations, preferences, and relative, participating, optional or other special rights, and the qualifications, limitations, or restrictions thereof, of the shares of preferred stock and to fix the number of shares constituting any series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend, and other rights superior to the rights of our Class A common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our Class A common stock at a premium to the market price, and may materially and adversely affect the market price and the voting and other rights of the holders of our Class A common stock.

Future sales and issuances of our Class A common stock or rights to purchase our Class A common stock, including pursuant to our equity incentive plans, or other equity securities or securities convertible into our Class A common stock, could result in additional dilution of the percentage ownership of our stockholders and could cause the stock price of our Class A common stock to decline.

We have filed a registration statement with the SEC on Form S-8 to register shares of our Class A common stock issued or reserved for issuance under the 2012 Plan, 2021 Plan, and ESPP. Subject to the satisfaction of vesting conditions and the expiration of lock-up agreements, shares issued pursuant to or registered under the registration statement on Form S-8 will be available for resale immediately in the public market without restriction. From time to time in the future, we may also issue additional shares of our Class A common stock, Class B common stock or securities convertible into Class A common stock pursuant to a variety of transactions, including acquisitions. The issuance by us of additional shares of our Class A common stock or securities convertible into our Class A common stock would dilute your ownership of us, and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our Class A common stock.

Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our Class A common stock to decline.

The sale of substantial amounts of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of March 31, 2021, a total of 172,060,630 shares of our Class A common stock and 35,115,807 shares of Class B common stock are issued and outstanding.

All of the shares of Class A common stock sold in our IPO are freely tradable without restriction or further registration under the Securities Act, except that any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act, or Rule 144, may be sold only in compliance with certain limitations. The remaining outstanding shares of Class A common stock held by our existing owners are subject to certain restrictions on resale.

We, our executive officers, directors, and the holders of substantially all of our outstanding stock have entered into lock-up agreements with the underwriters of our IPO that, subject to certain exceptions, restrict the sale of the shares of our Class A common stock and certain other securities held by them until the earlier of 180 days following the date of our IPO and the opening of trading on the second trading day immediately following our public release of earnings for the second quarter following the most recent period for which financial statements were included in the Prospectus. Notwithstanding the foregoing, up to 2,856,893 shares of our Class A common stock and securities directly or indirectly convertible into or exchangeable or exercisable for our Class A common stock held by Employee Stockholders (as defined in the Prospectus) were eligible to be sold for a 7-trading day period that began at the commencement of trading on March 3, 2021, the first trading day on which our Class A common stock was traded on the NYSE.

Upon the expiration of the lock-up agreements described above, substantially all such shares will be eligible for resale in the public market subject, in the case of shares held by our affiliates, to volume, manner of sale, and other limitations. Goldman Sachs & Co. LLC may, in its sole discretion and at any time without notice, release all or any portion of the shares or securities subject to any such lock-up agreements.

As restrictions on resale end, the market price of our shares of Class A common stock could drop significantly if the holders of such restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities.

The JOBS Act will allow us to postpone the date by which we must comply with certain laws and regulations intended to protect investors, and to reduce the amount of information we provide in our reports filed with the SEC. We cannot be certain if this reduced disclosure will make our Class A common stock less attractive to investors.

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurs after December 8, 2011, and whose annual net revenues are less than $1.07 billion will, in general, qualify as an “emerging growth company” until the earliest of:

•the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;
•the last day of its fiscal year in which it has annual gross revenue of $1.07 billion or more;
•the date on which it has, during the previous three-year period, issued more than $1.07 billion in nonconvertible debt; and
• the date on which it is deemed to be a “large accelerated filer,” which will occur at such time as the company (1) has an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (2) has been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months, and (3) has filed at least one annual report pursuant to the Exchange Act.

Under this definition, we are an “emerging growth company” and could remain an “emerging growth company” until as late as the fifth anniversary of the completion of our initial public offering. For so long as we are an “emerging growth company,” we will, among other things:

•not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, or Section 404(b);

•not be required to hold a nonbinding advisory stockholder vote on executive compensation pursuant to Section 14A(a) of the Exchange Act;
•not be required to seek stockholder approval of any golden parachute payments not previously approved pursuant to Section 14A(b) of the Exchange Act;
•be exempt from the requirement of the PCAOB regarding the communication of critical audit matters in the auditor’s report on the financial statements; and
•be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period and, as a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. We cannot predict if investors will find our Class A common stock less attractive as a result of our decision to take advantage of some or all of the reduced disclosure requirements above. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, and depress the market price of our Class A common stock.

Our Amended Charter, Amended Bylaws, and Delaware law contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Among others, our Amended Charter and Amended Bylaws include the following provisions:

•a dual class structure that provides our holders of Class B common stock with the ability to control the outcome of matters requiring stockholder approval;
•limitations on convening special stockholder meetings, which could make it difficult for our stockholders to adopt desired governance changes;
•advance notice procedures, which apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;
•a prohibition on stockholder action by written consent, which means that our stockholders will only be able to take action at a meeting of stockholders;
•a forum selection clause, which means certain litigation can only be brought in Delaware;
•no authorization of cumulative voting, which limits the ability of minority stockholders to elect director candidates;
•certain amendments to our certificate of incorporation will require the approval of two-thirds of the then outstanding voting power of our capital stock, voting as a single class;
•amendments to our bylaws by our stockholders will require the approval of two-thirds of the then outstanding voting power of our capital stock, voting as a single class;
• the authorization of undesignated or “blank check” preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders and which may be used to create a “poison pill”;
• newly created directorships are filled by a majority of directors then in office; and
•the approval of two-thirds of the then outstanding voting power of our capital stock, voting as a single class, is required to remove a director.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, or the DGCL, which prevents interested stockholders, such as certain stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations for a period of 3 years following the time that such stockholder became an interested stockholder, unless (i) prior to the time such stockholder became an interested stockholder, the board approved the transaction that resulted in such stockholder becoming an interested stockholder, (ii) upon consummation of the transaction that resulted in such stockholder becoming an interested stockholder, the interested stockholder owned 85% of the voting stock of the Company outstanding at the time the transaction commenced (excluding certain shares) or (iii) following board approval, the business combination receives the approval of the holders of at least two-thirds of our outstanding common stock not owned by such interested stockholder.

The insurance laws in most states require regulatory review and approval of a change in control of our domestic insurers. “Control” generally means the possession, direct or indirect, of the power to direct, or cause the direction of, the management and policies of an insurer, whether through the ownership of voting securities, by contract, or otherwise. The state statutes usually presume that control exists if a person or company, directly or indirectly, owns, controls, or holds the power to vote ten percent (10%) or more of the voting securities of an insurer or a parent company, but some states may presume control at a lower percentage. This presumption can then be rebutted by a showing that control does not exist. Accordingly, a change in control could trigger regulatory review and approval in one or more states in which we operate.

Any provision of our Amended Charter, Amended Bylaws, Delaware law, or applicable state insurance law that has the effect of delaying, preventing, or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.

Our Amended Charter provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for substantially all disputes between us and our stockholders, and federal district courts are the sole and exclusive forum for Securities Act claims, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our Amended Charter provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for: (a) any derivative action, suit, or proceeding brought on our behalf; (b) any action, suit, or proceeding asserting a claim of breach of fiduciary duty owed by any of our current or former directors, officers or other employees or stockholders to us or to our stockholders, creditors, or other constituents; (c) any action, suit, or proceeding asserting a claim arising pursuant to the DGCL, our Amended Charter or Amended Bylaws, or as to which the DGCL confers exclusive jurisdiction on the Court of Chancery of the State of Delaware; or (d) any action, suit, or proceeding asserting a claim governed by the internal affairs doctrine; provided that the exclusive forum provisions will not apply to suits brought to enforce any liability or duty created by the Exchange Act, or to any claim for which the federal courts have exclusive jurisdiction.

Our Amended Charter further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts are the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our current or former directors, officers, or other employees or stockholders, which may discourage such lawsuits against us and our current or former directors, officers, and other employees or stockholders. Alternatively, if a court were to find the choice of forum provisions contained in our Amended Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and results of operations.

General Risk Factors

The obligations associated with being a public company require significant resources and management attention, and we have and will continue to incur increased costs as a result of being a public company.

As a public company, we face increased legal, accounting, administrative, and other costs and expenses that we did not incur as a private company, and which have not been reflected in our historical consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We have already started to incur, and expect to continue to incur, significant costs related to operating as a public company. We are subject to the Exchange Act, the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, the Dodd-Frank Act, the PCAOB, and the rules and standards of the NYSE, each of which imposes additional reporting and other obligations on public companies. As a public company, we are required to, among others:

•prepare, file, and distribute annual, quarterly, and current reports with respect to our business and financial condition;
•prepare, file, and distribute proxy statements and other stockholder communications;
•expand the roles and duties of our Board and committees thereof, and management;
•hire additional financial and accounting personnel and other experienced accounting and finance staff with the expertise to address complex accounting matters applicable to public companies;
•institute more comprehensive financial reporting and disclosure compliance procedures;
•involve and retain to a greater degree outside counsel and accountants to assist us with the activities listed above;
•enhance our investor relations function;
•establish new internal policies, including those relating to trading in our securities and disclosure controls and procedures;
•comply with our exchange’s listing standards; and
•comply with the Sarbanes-Oxley Act.

These rules and regulations and changes in laws, regulations, and standards relating to corporate governance and public disclosure, which have created uncertainty for public companies, have and will continue to increase our legal and financial compliance costs and make some activities more time consuming and costly. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our investment in compliance with existing and evolving regulatory requirements has and will continue to result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have a material adverse effect on our business, financial condition, and results of operations.

In addition, the need to establish the corporate infrastructure demanded of a public company may also divert management’s attention from implementing our business strategy, which could prevent us from improving our business, financial condition, and results of operations. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition, and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses.

We also expect that being a public company and complying with applicable rules and regulations will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage, or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees, or as executive officers.

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.

We are a public reporting company subject to the rules and regulations established from time to time by the SEC and the NYSE. These rules and regulations will require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes, and controls, as well as on our personnel.
In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Section 404(a) of the Sarbanes-Oxley Act, or Section 404(a), requires that, beginning with our second annual report following our IPO, management assess and report annually on the effectiveness of our internal control over financial reporting, and identify any material weaknesses in our internal control over financial reporting. Although Section 404(b) requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting, we have opted to rely on the exemptions provided in the JOBS Act and, consequently, will not be required to comply with SEC rules that implement Section 404(b) until such time as we are no longer treated as an “emerging growth company.” We could potentially qualify as an “emerging growth company” until as late as the fifth anniversary of the completion of our IPO.

If our senior management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, and our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting at such time as it is required to do so, and material weaknesses in our internal control over financial reporting are identified, we could be subject to regulatory scrutiny, a loss of public and investor confidence, and to litigation from investors and stockholders, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes, and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our Class A common stock price and adversely affect our business, financial condition, and results of operations. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the exchange upon which our securities are listed or other regulatory authorities, which would require additional financial and management resources.

If securities analysts do not continue to publish research or reports about our company, or if they issue unfavorable commentary about us or our industry or downgrade our Class A common stock, the price of our Class A common stock could decline.

The trading market for our Class A common stock depends in part on the research and reports that third-party securities analysts publish about our company and our industry. If we are unable to continue to attract research coverage, or if one or more analysts cease coverage of our company, we could lose visibility in the market. In addition, one or more of these analysts could downgrade our Class A common stock or issue other negative commentary about our company or our industry. As a result of one or more of these factors, the trading price of our Class A common stock could decline.

If our operating and financial performance in any given period does not meet the guidance that we provide to the public, the market price of our Class A common stock may decline.

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this Quarterly Report, and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our Class A common stock may decline. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

Plan-Related Issuances
On March 3, 2021, we filed a registration statement on Form S-8 covering shares of Class A Common Stock and Class B Common Stock issuable upon the exercise of outstanding options under the Amended and Restated 2012 Stock Incentive Plan (the “2012 Plan”) and shares reserved for issuance under the 2021 Incentive Award Plan.

From January 1, 2021 through March 2, 2021 (the date of the filing of our registration statement on Form S-8), we granted to our directors, officers, employees, consultants, and other service providers options to purchase an aggregate of 699,475 shares of our Class A Common Stock under our 2012 Plan, at an exercise price of $20.04.

From January 1, 2021 through March 2, 2021 (the date of the filing of our registration statement on Form S-8), we granted to our directors, officers, employees, consultants, and other service providers restricted stock units for an aggregate of 108,666 shares of our Class A Common Stock under our 2012 Plan.

From January 1, 2021 through March 2, 2021 (the date of the filing of our registration statement on Form S-8), we issued and sold to our officers, employees, consultants, and other services providers an aggregate of 1,741,589 shares of Class A common stock upon the exercise of options issued under our 2012 Plan at exercise prices ranging from $0.426 to $12.72 per share, for an aggregate exercise price of $12.2 million.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under Rule 701 promulgated under the Securities Act as transactions under compensatory benefit plans and contracts relating to compensation, or under Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipients of such securities were our directors, employees, or bona fide consultants and received the securities under our equity incentive plans. Appropriate legends were affixed to the securities issued in these transactions.

Warrants and Call Options
On March 3, 2021, we issued and sold to certain investors an aggregate of 1,225,216 shares of Class A Common Stock upon the exercise of warrants and call options previously issued at exercise prices ranging from $1.67 to $21.41 per share, for an aggregate exercise price of $13,575,865.

The offers, sales, and issuances of securities were deemed to be exempt from registration under Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D under the Securities Act as a transaction by an issuer not involving a public offering. The recipients of securities acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act.

Non-Plan, Non-Qualified Stock Options
On March 12, 2021, we issued and sold to a provider of strategic consulting services an aggregate of 50,000 shares of Class A Common Stock upon the exercise of a non-plan, non-qualified stock option previously issued outside of our 2012 Plan at an exercise price of $0.426 per share, for an aggregate exercise price of $21,300.

The offer, sale, and issuance of securities were deemed to be exempt from registration under Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D under the Securities Act as a transaction by an issuer not involving a public offering. The recipient of securities acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in this transaction. The recipient of securities was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act.

Use of Proceeds
On March 5, 2021, we completed our IPO, in which we issued and sold 36,391,946 shares of our Class A Common Stock, at a price to the public of $39.00 per share. We raised net proceeds to us of $1.3 billion, after deducting the underwriting discount of $71.0 million. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-252809), as amended (the “Registration Statement”), declared effective by the SEC on March 2, 2021. Goldman Sachs & Co. LLC and Morgan Stanley & Co, LLC acted as representatives of the underwriters for the offering. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

The net proceeds from our IPO have been used in part to repay in full outstanding borrowings, including fees and expenses, under our Term Loan Facility, with the remainder maintained in cash, cash equivalents and investment grade, interest-bearing instruments. There has been no material change in the expected use of the net proceeds from our IPO as described in our Prospectus.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 11, 2021, the Company’s board of directors designated Scott Blackley, the Company’s Chief Financial Officer, as the principal accounting officer. Ari Fischel, our Vice President of Finance & Accounting, previously served as the principal accounting officer.

Mr. Blackley, 53, joined us as Chief Financial Officer on March 16, 2021. He previously served as Chief Financial Officer of Capital One Financial Corporation, or Capital One, a Fortune 100 tech-enabled financial services firm, since May 2016. Prior to that, he served as Capital One’s Controller and Principal Accounting Officer for five years. Before joining Capital One, Mr. Blackley held various executive positions at Fannie Mae, the U.S. Securities and Exchange Commission, and KPMG, LLP.

Item 6. Exhibits

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Oscar Health, Inc.	8-K	001-40154	3.1	3/8/2021
3.2	Amended and Restated Bylaws of Oscar Health Inc.	8-K	001-40154	3.2	3/8/2021
4.1	Specimen Common Stock Certificate of Oscar Health, Inc.	S-1/A	333-252809	4.1	2/22/2021
10.1	Oscar Health, Inc. Amended and Restated 2012 Stock Plan					*
10.2	Oscar Health, Inc. 2021 Incentive Award Plan					*
10.3	Form of Stock Option Award Agreement under 2021 Incentive Award Plan.					*
10.4	Form of Restricted Stock Unit Award Agreement under 2021 Incentive Award Plan.	S-1/A	333-252809	10.13	2/22/2021
10.5	Form of Founders’ Performance Restricted Stock Unit Award Agreement Under 2021 Incentive Award Plan.	S-1/A	333-252809	10.14	2/22/2021
10.6	Oscar Health, Inc. 2021 Employee Stock Purchase Plan.					*
10.7	Non-Employee Director Compensation Program.	S-1/A	333-252809	10.28	2/22/2021
10.8	Employment Agreement, by and between Oscar Health, Inc., Oscar Management Corporation (formerly Mulberry Management Corporation) and Meghan Joyce, in effect as of March 5, 2021.					*
10.9	Employment Agreement, by and between Oscar Health, Inc., Oscar Management Corporation (formerly Mulberry Management Corporation) and Joel Klein, in effect as of March 5, 2021.					*
10.10	Employment Agreement, by and between Oscar Health, Inc., Oscar Management Corporation (formerly Mulberry Management Corporation) and Alessandrea Quane, in effect as of March 1, 2021					*
10.11	Director Appointment Letter, by and between Oscar Health, Inc. and Jeffrey Boyd, dated January 4, 2021.	S-1	333-252809	10.21	2/5/2021
10.12	Director Appointment Letter, by and between Oscar Health, Inc. and Teri List-Stoll, dated January 15, 2021.	S-1	333-252809	10.22	2/5/2021

10.13	Director Appointment Letter, by and between Oscar Health, Inc. and Charles Phillips, dated January 19, 2021.	S-1	333-252809	10.23	2/5/2021
10.14	Director Appointment Letter, by and between Oscar Health, Inc. and David Plouffe, dated January 14, 2021.	S-1	333-252809	10.24	2/5/2021
10.15	Director Appointment Letter, by and between Oscar Health, Inc. and Elbert O’Neal Robinson Jr., dated January 20, 2021.	S-1	333-252809	10.25	2/5/2021
10.16	Director Appointment Letter, by and between Oscar Health, Inc. and Vanessa Wittman, dated January 7, 2021.	S-1	333-252809	10.26	2/5/2021
10.17	Form of Indemnification Agreement.	S-1	333-252809	10.28	2/5/2021
10.18#	Term Loan Credit Agreement, dated October 30, 2020, by and among Oscar Health, Inc. (formerly Mulberry Health Inc.), as borrower, the several lenders from time to time parties thereto, and HPS Investment Partners, LLC, as administrative agent, as amended.	S-1/A	333-252809	10.30	2/22/2021
10.19#	Revolving Loan Credit Agreement, dated February 21, 2021, by and among Oscar Health, Inc., as borrower, the several lenders from time to time parties thereto, and Wells Fargo Bank, National Association, as administrative agent, among others.	S-1/A	333-252809	10.39	2/22/2021
10.20X+	Quota Share Reinsurance Agreement, by and between Oscar Insurance Company of Florida and Axa France Vie	S-1	333-252809	10.37	2/5/2021
10.21X	Amendment No. 1 to Quota Share Reinsurance Agreement, by and between Oscar Insurance Company of Florida and Axa France Vie					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*    Filed herewith.
**    Furnished herewith.
#    Certain of the schedules and attachments to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(5). The registrant hereby undertakes to provide further information regarding such omitted materials to the Commission upon request.
+    Certain portions of this exhibit (indicated by “####”) have been redacted pursuant to Regulation S-K, Item 601(a)(6).

X    Certain portions of this exhibit (indicated by “[***]”) have been redacted pursuant to Regulation S-K, Item 601(b)(10)(iv).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSCAR HEALTH, INC.

Date: May 14, 2021	By:	/s/ Mario Schlosser
Mario Schlosser
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2021	By:	/s/ R. Scott Blackley
R. Scott Blackley
Chief Financial Officer
(Principal Financial Officer)