Form 10-Q
period 2021-06-30
Oscar Health, Inc.
filed 2021-08-13
CIK 1568651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒

Smaller reporting company	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2021, 172,555,951 shares of the registrant's Class A common stock, par value $0.00001 per share, and 35,115,807 shares of the registrant's Class B Common Stock, par value $0.00001 per share, were outstanding.

Oscar Health, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our future results of operations and financial position, risk adjustment payments, industry and business trends, stock compensation, business strategy, plans and plan mix, membership and market growth and our objectives for future operations.

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
•“health insurance subsidiary” refers to any subsidiary of Oscar Health, Inc. that has applied for or received a license, certification or authorization to sell health plans by any state Department of Insurance, Department of Financial Services, Department of Health, or comparable regulatory authority. As of June 30, 2021, Oscar Health, Inc. had 14 health insurance subsidiaries.
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
•“Open Enrollment Period” refers to the yearly period when individuals and families can enroll in a health plan or make changes to an existing health plan. In most states, the Open Enrollment Period in the Individual market typically starts on November 1 and lasts through December 15; in certain states in which Oscar does business it can extend through January 31. In most states, the 2021 Open Enrollment Period for the Individual market started on November 1, 2020 and ended on December 15, 2020. It was extended in certain states in which Oscar does business due to the ongoing COVID-19 pandemic emergency; see “2021 Special Enrollment Periods” below for additional information. The Medicare Advantage Open Enrollment Period, which permits switching between Medicare Advantage plans, started on January 1, 2021 and ended on March 31, 2021.

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
•“2021 Special Enrollment Periods” refers to a period outside the 2021 Open Enrollment Period when an eligible person can enroll in an Individual market health plan or make changes to an existing Individual market health plan, due to the ongoing COVID-19 pandemic or the passage of the American Rescue Plan Act of 2021 (the “American Rescue Plan”). This includes the extended period from February 15, 2021 through August 15, 2021, for the health insurance marketplace operated by the federal government for most states and similar periods for the state-based marketplaces run by Colorado (starting February 8, 2021 through August 15, 2021), and Pennsylvania (starting February 15, 2021, through August 15, 2021). This also includes the extended Open Enrollment Periods in California, New Jersey and New York, running through November 30, 2021 in New Jersey and December 31, 2021 in California and New York.
•“Thrive Capital” refers to Thrive Capital Management, LLC, a Delaware limited liability company, and the investment funds affiliated with or advised by Thrive Capital Management, LLC.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Oscar Health, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2021	December 31, 2020
Assets:
Current Assets:
Cash and cash equivalents	$1,671,540	$826,326
Short-term investments	614,979	366,387
Premium and other receivables	85,629	65,322
Risk adjustment transfer receivable	39,917	31,157
Accrued investment income	3,794	1,862
Balances due from reinsurance programs	400,174	579,393
Total current assets	2,816,033	1,870,447
Property, equipment, and capitalized software, net	40,874	35,812
Long-term investments	803,289	325,740
Restricted deposits	26,455	26,478
Other assets	19,368	13,136
Net deferred tax asset	467	493
Total Assets	$3,706,486	$2,272,106

Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current Liabilities:
Benefits payable	$407,322	$311,914
Risk adjustment transfer payable	1,043,863	716,370
Premium deficiency reserve	74,107	84,571
Unearned premiums	63,882	71,904
Accounts payable and accrued liabilities	135,339	137,524
Reinsurance payable	248,142	343,313
Total current liabilities	1,972,655	1,665,596
Long-term debt	—	142,487
Warrant liabilities	—	15,005
Total liabilities	$1,972,655	$1,823,088
Commitments and contingencies (Note 15)
Convertible Preferred Stock, $0.00001 par value; 407,156,831 shares authorized; 400,904,302 shares issued and outstanding as of December 31, 2020	—	1,744,911
Stockholders' Equity (Deficit)
Preferred stock, $0.00001 par value; 82,500,000 shares authorized, none issued or outstanding as of June 30, 2021	—	—
Class A common stock, $0.00001 par value; 825,000,000 shares authorized, 172,454,211 shares issued and outstanding as of June 30, 2021	2	—
Class B common stock, $0.00001 par value; 82,500,000 shares authorized, 35,115,807 shares issued and outstanding as of June 30, 2021	—	—
Series A common stock, $0.00001 par value, 680,000,000 shares authorized; 8,291,917 issued and outstanding as of December 31, 2020; Series B common stock, $0.00001 par value, 69,487,963 shares authorized; 23,162,654 shares issued and outstanding as of December 31, 2020; Series C common stock, $0.00001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2020	—	2
Treasury stock (314,600 shares as of June 30, 2021 and December 31, 2020)	(2,923)	(2,923)
Additional paid-in capital	3,324,337	133,255
Accumulated deficit	(1,587,545)	(1,427,106)
Accumulated other comprehensive income (loss)	(40)	879
Total Stockholders’ Equity (Deficit)	1,733,831	(1,295,893)
Total Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)	$3,706,486	$2,272,106
See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Premiums before ceded reinsurance	$723,927	$393,540	$1,334,026	$817,988
Reinsurance premiums ceded	(195,768)	(279,784)	(437,330)	(619,013)
Premiums earned	528,159	113,756	896,696	198,975
Investment income and other revenue	1,122	1,569	1,973	4,453
Total revenue	529,281	115,325	898,669	203,428

Operating Expenses
Claims incurred, net	419,879	55,512	687,927	139,728
Other insurance costs	94,790	39,644	174,627	80,548
General and administrative expenses	50,911	35,994	113,973	67,833
Federal and state assessments	36,873	18,958	67,388	41,255
Health insurance industry fee	—	4,812	—	9,625
Premium deficiency reserve release	(921)	(244)	(10,464)	(262)
Total operating expenses	601,532	154,676	1,033,451	338,727
Loss from operations	(72,251)	(39,351)	(134,782)	(135,299)
Interest expense	228	—	3,925	—
Loss on extinguishment of debt	—	—	20,178	—
Loss before income taxes	(72,479)	(39,351)	(158,885)	(135,299)
Income tax provision	589	1,593	1,554	2,524
Net loss	$(73,068)	$(40,944)	$(160,439)	$(137,823)

Earnings (Loss) per Share
Net loss per share, basic and diluted	$(0.35)	$(1.42)	$(1.08)	$(4.77)
Weighted average common shares outstanding, basic and diluted	207,478,268	28,905,083	148,505,273	28,889,801

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(73,068)	$(40,944)	$(160,439)	$(137,823)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(644)	692	(919)	2,221
Comprehensive loss	$(73,712)	$(40,252)	$(161,358)	$(135,602)

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock (Series A/Series B)		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
December 31, 2020	400,904,302	1,744,911	31,409,202	2	—	—	—	—	(2,923)	133,255	(1,427,106)	879	(1,295,893)
Conversion of pre-IPO shares to Class A and Class B common stock	(400,904,302)	(1,744,911)	(31,409,202)	(2)	130,280,651	1	35,115,807	—	—	1,744,911	—	—	1,744,910
Issuance of common stock upon IPO, net of underwriting discount	—	—	—	—	36,391,946	1	—	—	—	1,338,874	—	—	1,338,875
Issuance of common stock upon exercise of warrants and call options	—	—	—	—	1,115,973	—	—	—	—	37,071	—	—	37,071
Issuance of common stock upon exercise of options	—	—	—	—	4,272,060	—	—	—	—	29,805	—	—	29,805
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	19,115	—	—	19,115
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	—	—	—	—	—	(275)	(275)
Net loss	—	—	—	—	—	—	—	—	—	—	(87,371)	—	(87,371)
March 31, 2021	—	—	—	—	172,060,630	2	35,115,807	—	(2,923)	3,303,031	(1,514,477)	604	1,786,237
Issuance of common stock upon exercise of options	—	—	—	—	393,581	—	—	—	—	3,033	—	—	3,033
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	18,273	—	—	18,273
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	—	—	—	—	—	(644)	(644)
Net loss	—	—	—	—	—	—	—	—	—	—	(73,068)	—	(73,068)
June 30, 2021	—	—	—	—	172,454,211	2	35,115,807	—	(2,923)	3,324,337	(1,587,545)	(40)	1,733,831

See the accompanying Notes to Consolidated Financial Statements

	Convertible Preferred Stock		Common Stock (Series A/Series B)
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
December 31, 2019	335,625,349	1,295,744	28,840,849	2	(2,923)	70,673	(1,012,863)	(27)	(945,138)
Issuance of common stock upon exercise of options	—	—	55,226	—	—	443	—	—	443
Stock-based compensation expense	—	—	—	—	—	8,096	—	—	8,096
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	—	1,529	1,529
Net loss	—	—	—	—	—	—	(96,879)	—	(96,879)
March 31, 2020	335,625,349	1,295,744	28,896,075	2	(2,923)	79,212	(1,109,742)	1,502	(1,031,949)
Issuance of common stock upon exercise of options	—	—	41,972	—	—	322	—	—	322
Stock-based compensation expense	—	—	—	—	—	6,601	—	—	6,601
Stock Issued	37,287,281	210,943	—	—	—	—	—	—	—
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	—	692	692
Net loss	—	—	—	—	—	—	(40,944)	—	(40,944)
June 30, 2020	372,912,630	1,506,687	28,938,047	2	(2,923)	86,135	(1,150,686)	2,194	(1,065,278)

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(160,439)	$(137,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred taxes	26	125
Net realized gain on sale of financial instruments	(248)	(456)
Loss on fair value of warrant liabilities	12,856	548
Depreciation and amortization expense	6,990	5,065
Amortization of debt issuance costs	329	—
Stock-based compensation expense	37,388	14,697
Investment amortization, net of accretion	3,029	480
Debt extinguishment loss	20,178	—
Changes in assets and liabilities:
(Increase) / decrease in:
Premium and other receivables	(20,307)	(25,353)
Risk adjustment transfer receivable	(8,759)	(20,344)
Accrued investment income	(1,932)	(31)
Balances due from reinsurance programs	179,219	82,895
Other assets	(5,748)	(4,286)
Increase / (decrease) in:
Benefits payable	95,408	85,055
Unearned premiums	(8,022)	(8,865)
Premium deficiency reserve	(10,464)	(262)
Accounts payable and accrued liabilities	1,202	26,943
Reinsurance payable	(95,171)	(20,583)
Risk adjustment transfer payable	327,493	354,867
Net cash provided by operating activities	373,028	352,672
Cash flows from investing activities:
Purchase of investments	(1,198,325)	(167,738)
Sale of investments	287,440	196,130
Maturity of investments	181,102	54,271
Purchase of property, equipment and capitalized software	(12,531)	(7,866)
Change in restricted deposits	—	(1,010)
Net cash (used in) provided by investing activities	(742,314)	73,787
Cash flows from financing activities:
Debt prepayment	(153,173)	—
Debt extinguishment costs	(12,994)	—
Proceeds from IPO, net of underwriting discounts	1,348,321	—
Offering costs from IPO	(9,447)	—
Convertible preferred stock and call option issuances	—	224,431
Proceeds from exercise of warrants and call options	9,191	—
Proceeds from exercise of stock options	32,640	765
Net cash provided by financing activities	1,214,538	225,196
Increase in cash, cash equivalents and restricted cash equivalents	845,252	651,655
Cash, cash equivalents, restricted cash and cash equivalents—Beginning of period	843,105	353,380
Cash, cash equivalents, restricted cash and cash equivalents—end of period	1,688,357	1,005,035

Cash and cash equivalents	1,671,540	988,530
Restricted cash and cash equivalents included in restricted deposits	16,817	16,505
Total cash, cash equivalents and restricted cash and cash equivalents	$1,688,357	$1,005,035

Oscar Health, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited) (Continued)

Supplemental Disclosures:
Interest payments	$3,742	$—
Income tax payments	$814	$351

Non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$1,744,914	$—
Net exercise of preferred stock warrants to preferred stock upon initial public offering	$28,248	$—
Adjustment to fair value of preferred stock warrant liability upon initial public offering	$13,243	$—

See accompanying the Notes to Consolidated Financial Statements

Oscar Health, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except share and per share amounts, or as otherwise stated herein)

1.ORGANIZATION

Oscar Health, Inc. ("Oscar" or the "Company") is the first health insurance company built around a full stack technology platform and a relentless focus on serving its members. Headquartered in New York City, Oscar offers Individual & Family, Small Group and Medicare Advantage plans. The Company operates as one segment to sell insurance to its members directly, as well as through the state-run health care exchanges formed in conjunction with the Patient Protection and Affordable Care Act ("ACA") via its health insurance subsidiaries. The Company provides plans in the Medicare Advantage program to adults who are age 65 and older and eligible for traditional Medicare but who instead select coverage through a private market plan. The Company has also partnered with Cigna through the Cigna + Oscar partnership, which unites Oscar’s highly-differentiated member experience with Cigna’s broad provider networks, to exclusively serve the Small Group employer market. In April 2021, the Company announced the launch of + Oscar, its tech-driven platform offering designed to help healthcare clients drive improved efficiency, growth and superior engagement with their members and patients.

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

Reclassification and Reverse Stock Split
In connection with its IPO, on March 3, 2021, the Company filed an amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”) with the Secretary of State of the State of Delaware, which effected a reclassification of the Company’s issued and outstanding share capital and a one-for-three reverse stock split. Upon conversion of all outstanding shares of convertible preferred stock, and upon filing of the Company’s Amended and Restated Certificate of Incorporation, all outstanding shares of each series of the Company’s convertible preferred stock and common stock issued and outstanding prior to the IPO converted and/or were reclassified into an aggregate of 132,760,639 shares of Class A common stock and 35,335,579 shares of Class B common stock, par value $0.00001 per share (the “Class B common stock”), and 943,800 shares of common stock held in treasury were reclassified into an aggregate of 314,600 shares of Class A common stock. In accordance with accounting principles generally accepted in the United States (“ U.S. GAAP”), all shares of common stock and per share data that are presented in this Quarterly Report on Form 10-Q have been adjusted to reflect the reclassification and reverse stock split on a retroactive basis for all periods presented. Shares of convertible preferred stock presented in this Quarterly Report on Form 10-Q have not been adjusted for the reclassification or reverse stock split, as these shares were converted to common stock prior to the reclassification and reverse stock split. For additional information, see Note 11 - Stockholders’ Equity.

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
In February 2016, the (FASB) issued (ASU) 2016- 02, “Leases (Topic 842)” (ASU 2016-02). Under ASU 2016-02, an entity will be required to recognize assets and liabilities for the rights and obligations created by leases on the entity’s balance sheet for both finance and operating leases. For leases with a term of 12 months or less, an entity can elect to not recognize lease assets and lease liabilities and expense the lease over a straight-line basis for the term of the lease. ASU 2016-02 will require new disclosures that depict the amount, timing, and uncertainty of cash flows pertaining to an entity’s leases. Companies are required to adopt the new standard using a modified retrospective approach for annual and interim periods beginning after December 15, 2018. In June 2020, the FASB issued guidance extending the effective date for all entities for which these standards were either currently or imminently effective. This guidance is effective for the Company for annual periods beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the effect that the adoption of ASU 2016-02 will have on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)" (“ASU 2016-13”), which requires entities to use a current expected credit loss model, which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The entity's estimate would consider relevant information about past events, current conditions, and reasonable and supportable forecasts, which will result in recognition of lifetime expected credit losses upon loan origination. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses,” which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, “Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief” (‘‘ASU 2019-05’’). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2019-11”) guidance extending the effective date for all non-public business entities. In May 2019, the FASB issued ASU 2019-05, “Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief.” In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” These updates provide an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost and provide additional clarification and implementation guidance on certain aspects of the previously issued ASU 2016-13 and have the same effective date and transition requirements as ASU 2016-13. The effect of a prospective transition approach is to maintain the same amortized cost basis before and after the date of adoption. ASU 2016-13 is effective for the Company for annual periods beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the effect that the adoption of ASU 2016-13 will have on its consolidated financial statements.
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

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Direct policy premiums	$838,075	$580,445	$1,658,889	$1,152,456
Assumed premiums	3,185	—	5,596	—
Direct and assumed premiums	841,260	580,445	1,664,485	1,152,456
Risk adjustment	(117,333)	(186,905)	(330,459)	(334,468)
Premiums before ceded reinsurance	723,927	393,540	1,334,026	817,988
Reinsurance premiums ceded	(195,768)	(279,784)	(437,330)	(619,013)
Total premiums earned	$528,159	$113,756	$896,696	$198,975

The following table summarizes the amounts of direct policy premiums received directly from CMS as part of APTC and Medicare Advantage for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
APTC	$591,345	$344,996	$1,143,688	$676,792
Medicare Advantage	10,379	4,319	19,503	8,145
Total paid by CMS	$601,724	$349,315	$1,163,191	$684,937

4.REINSURANCE

The Company has entered into quota share reinsurance agreements with reinsurers under which the reinsurer assumes an agreed percentage of the underlying policies being reinsured and shares all premiums and incurred claims accordingly.
As of April 1, 2021, the Company is party to reinsurance agreements with one reinsurer.

Under the 2021 agreements, all premiums and claims ceded under the Company's quota share arrangements are shared proportionally with the reinsurers. Under the 2020 agreements, premiums and claims ceded are shared proportionally with the reinsurers, up to a limit specified in each agreement. The limit was removed from the 2021 agreements effective as of January 1, 2021. As part of the 2020 and 2021 agreements, the Company receives ceding commissions, which are calculated based on a percentage of ceded premiums, and experience refunds (resulting from actual claims experience being lower than a specified threshold).

The composition of total reinsurance premiums ceded and reinsurance premiums assumed, which are included as components of total premiums earned in the consolidated statement of operations, is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Reinsurance premiums ceded, gross	$(239,253)	$(306,427)	$(504,040)	$(664,137)
Experience refunds	43,485	26,643	66,710	45,124
Reinsurance premiums ceded	(195,768)	(279,784)	(437,330)	(619,013)
Reinsurance premiums assumed	3,185	—	5,596	—
Total reinsurance premiums ceded and assumed	$(192,583)	$(279,784)	$(431,734)	$(619,013)

The Company records claims expense net of reinsurance recoveries. The following table reconciles the total claims expense to the net claims expense as presented in the consolidated statement of operations:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Direct claims incurred	$598,904	$246,109	$1,056,123	$591,617
Ceded reinsurance claims	(181,333)	(190,597)	(372,281)	(451,887)
Assumed reinsurance claims	2,308	—	4,085	(2)
Total claims incurred, net	$419,879	$55,512	$687,927	$139,728

The Company records selling, general and administrative expenses net of ceding commissions. The following table reconciles total other insurance costs to the amount presented in the consolidated statement of operations:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Other insurance costs, gross	$115,256	$69,893	$214,399	$145,823
Ceding commissions	(20,466)	(30,249)	(39,772)	(65,275)
Other insurance costs, net	$94,790	$39,644	$174,627	$80,548

The Company records reinsurance recoverables as “balances due from reinsurance programs” within current assets on its consolidated balance sheets. The composition of the reinsurance recoverables balance is as follows:

	June 30, 2021	December 31, 2020
	(in thousands)
Ceded reinsurance claim recoverables	$326,587	$435,331
Reinsurance ceding commissions	32,051	41,586
Experience refunds on reinsurance agreements	41,536	102,476
Balances due from reinsurance programs	$400,174	$579,393

The Company regularly evaluates the financial condition of its reinsurers to minimize exposure to significant losses. A key credit quality indicator for reinsurance is the financial strength ratings issued by the credit rating agencies, which provide an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. As of June 30, 2021, the Company's reinsurer has financial strength ratings of AA- (S&P and Fitch) and Aa3 (Moody's).

5.RESTRICTED CASH AND RESTRICTED DEPOSITS

The Company maintains cash, cash equivalents and investments on deposit or pledged primarily to various state agencies in connection with its insurance licensure. Deposited and pledged cash equivalents and investments are recorded at fair value. States require that deposited investments remain on deposit indefinitely and, therefore, the Company classifies these restricted deposits as long-term regardless of the contractual maturity date of the securities held.

The restricted cash and cash equivalents and restricted investments presented below are included in “restricted deposits” in the accompanying consolidated balance sheets.

	June 30, 2021	December 31, 2020
	(in thousands)
Restricted cash and cash equivalents	$16,817	$16,779
Restricted investments	9,638	9,699
Restricted Deposits	$26,455	$26,478

6.    INVESTMENTS

The following tables provide summaries of the Company's investments by major security type at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. treasury and agency securities	$890,540	$318	$(219)	$890,639
Corporate notes	428,778	84	(276)	428,586
Certificate of deposit	43,031	—	—	43,031
Commercial paper	42,559	—	—	42,559
Municipalities	13,459	2	(8)	13,453
Total	$1,418,367	$404	$(503)	$1,418,268

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. treasury and agency securities	$523,809	$562	$(2)	$524,369
Corporate notes	159,461	262	(58)	159,665
Certificate of deposit	7,043	—	—	7,043
Commercial paper	1,050	—	—	1,050
Total	$691,363	$824	$(60)	$692,127

At June 30, 2021 and December 31, 2020, the securities classified as current available-for-sale mature within one year or less. There are no available-for-sale securities that have been in a continuous unrealized loss position for longer than twelve months.

At June 30, 2021 and December 31, 2020, the current securities that mature within one year or less in a gross unrealized loss position are as follows:

	June 30, 2021
	Number of Securities	Fair Value	Gross Unrealized Losses
	(in thousands)
Investments twelve months or less:
U.S. treasury and agency securities	51	$361,432	$(7)
Corporate notes	94	161,519	(39)
Municipalities	23	$8,307	(2)
Total	168	$531,258	$(48)

	December 31, 2020
	Number of Securities	Fair Value	Gross Unrealized Losses
	(in thousands)
Investments twelve months or less:
U.S. treasury and agency securities	51	$339,014	$(2)
Corporate notes	40	19,280	(3)
Total	91	$358,294	$(5)

At June 30, 2021 and December 31, 2020, long-term securities that mature over twelve months or more in a gross unrealized loss position are as follows:

	June 30, 2021
	Number of Securities	Fair Value	Gross Unrealized Losses
	(in thousands)
Investments over twelve months:
U.S. treasury and agency securities	55	$529,206	$(212)
Corporate notes	247	267,067	(237)
Municipalities	37	$5,146	$(6)
Total	339	$801,419	$(455)

	December 31, 2020
	Number of Securities	Fair Value	Gross Unrealized Losses
	(in thousands)
Investments over twelve months:
Corporate notes	189	140,384	(55)
Total	189	$140,384	$(55)

Net investment income was attributable to the following:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Interest income	$2,584	$2,097	$3,929	$4,482
Investment discount amortization net of premium accretion	(1,987)	(321)	(3,062)	(476)
Net realized gain (loss)	137	(207)	250	447
Total	$734	$1,569	$1,117	$4,453

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

Assets and liabilities measured at fair value on recurring basis are as follows:

	June 30, 2021
	(Level 1)	(Level 2)	(Level 3)	Total Fair Value Measurement
	(in thousands)
Investments
U.S. treasury and agency securities	$—	$890,638	$—	$890,638
Corporate notes	—	428,586	—	428,586
Commercial paper	—	42,559	—	42,559
Certificate of deposit	—	43,031	—	43,031
Municipalities	—	13,453	—	13,453
Total	$—	$1,418,267	$—	$1,418,267

	December 31, 2020
	(Level 1)	(Level 2)	(Level 3)	Total Fair Value Measurement
	(in thousands)
Investments
U.S. treasury and agency securities	$—	$524,369	$—	$524,369
Corporate notes	—	159,665	—	159,665
Commercial paper	—	7,043	—	7,043
Certificate of deposit	—	1,050	—	1,050
Total	$—	$692,127	$—	$692,127
Warrant liabilities	$—	$—	$15,005	$15,005

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

The Company classified warrant liabilities within Level 3 value hierarchy because the liability was based on present value calculations and external valuation models whose inputs include market interest rates, estimated operational capitalization rates, and volatilities. Fair value is determined using an option pricing model.

The table below presents changes in the fair value of the Company’s Level 3 warrant liabilities as June 30, 2021 and December 31, 2020 as follows:

	June 30, 2021	December 31, 2020
	(in thousands)
Beginning balance	$15,005	$8,819
Vesting of warrants	—	392
Change in fair value	13,243	4,709
Preferred Stock Series A11 call options issued	—	13,488
Preferred Stock Series A11 call options exercised	(70)	(12,403)
Preferred Stock Series AA, A8, and A9 exercised	(28,178)	—
Ending balance	$—	$15,005

As of December 31, 2020, the Company classified long-term debt within Level 3 value hierarchy because the fair value of the liability was based upon a market approach with various unobservable inputs such as market price quotations, discount margins, market spreads applied, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, default rates, as well as other measurements. As of December 31, 2020, the fair value approximated the carrying value as the debt was issued near year end and there was little volatility in interest rates. The long-term debt was paid in full in March 2021 (see Note 9 - Debt and Warrants).

8.    BENEFITS PAYABLE
Reserves for medical claims expenses are estimated using actuarial assumptions and recorded as a benefits payable liability on the consolidated balance sheet. The assumptions for the estimates and for establishing the resulting liability are reviewed, and any adjustments to reserves are reflected in the consolidated statement of operations in the period in which the estimates are updated.
The following table provides a rollforward of the Company’s beginning and ending benefits payable and claims adjustment expenses ("CAE") payable balances for the six months ended June 30, 2021 and 2020:

	As of June 30, 2021
	Benefits Payable	Unallocated Claims Adjustment Expense	Total
	(in thousands)
Benefits payable, beginning of the period	$311,914	$5,509	$317,424
Less: Reinsurance recoverable	132,658	—	132,658
Benefits payable, beginning of the period, net	$179,256	$5,509	$184,766

Claims incurred and CAE
Current year	$692,151	$32,138	$724,289
Prior years	(4,224)	—	(4,224)
Total claims incurred and CAE, net	$687,927	$32,138	$720,065

Claims paid and CAE
Current year	$492,042	$24,918	$516,960
Prior years	79,797	5,509	85,306
Total claims and CAE paid, net	$571,839	$30,427	$602,266

Benefits and CAE payable, end of period, net	$295,344	$7,221	$302,565
Add: Reinsurance recoverable	111,978	—	111,978
Benefits and CAE payable, end of period	$407,322	$7,221	$414,543

	As of June 30, 2020
	Benefits Payable	Unallocated Claims Adjustment Expense	Total
	(in thousands)
Benefits payable, beginning of the period	$156,557	$3,009	$159,567
Less: Reinsurance recoverable	76,184	—	76,184
Benefits payable, beginning of the period, net	$80,373	$3,009	$83,383

Claims incurred and CAE
Current year	$154,187	$21,609	$175,796
Prior years	(14,459)	—	(14,459)
Total claims incurred and CAE, net	$139,728	$21,609	$161,337

Claims paid and CAE
Current year	$122,717	$17,283	$140,001
Prior years	30,673	3,009	33,682
Total claims and CAE paid, net	$153,390	$20,292	$173,683

Benefits and CAE payable, end of period, net	$66,712	$4,325	$71,038
Add: Reinsurance recoverable	174,816	—	174,816
Benefits and CAE payable, end of period	$241,528	$4,325	$245,854

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

Under the terms of the Revolving Credit Facility, borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, either (a) a rate per annum equal to an Adjusted LIBO Rate, plus an applicable margin of 4.50% (Adjusted London Interbank Offered Rate, or LIBO rate, is calculated based on one-, three- or six-month LIBO rates, or such other period as agreed by all relevant Lenders, which is determined by reference to ICE Benchmark Administration Limited, but not less than 1.00%), or (b) a rate per annum equal to the Alternate Base Rate, as defined in the Revolving Credit Facility, plus the applicable margin of 3.50% (the Alternate Base Rate is equal to the highest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, and (iii) the Adjusted LIBO Rate based on a one-month interest period, plus 1.00%). The Revolving Credit Facility also includes a commitment fee of 0.50% for available but undrawn amounts and other administrative fees that are payable quarterly. It also includes LIBO rate replacement provisions in the event LIBO rate becomes unavailable during the term of this facility. The Revolving Credit Facility is available until February 2024, provided the Company is in compliance with all covenants. Financial covenant requirements include maintaining minimum thresholds related to direct policy premiums and liquidity and a maximum combined ratio.

As of June 30, 2021, there were no outstanding borrowings under the Revolving Credit Facility.

Warrants and Call Options
In prior years, the Company issued several rounds of warrants to purchase preferred stock. Since the Company’s convertible preferred stock was classified outside of permanent equity, the warrants were accounted for as liabilities using the fair market value on the issuance date, with remeasurement required at each reporting period. During the six months ended June 30, 2021 and 2020, a gain (loss) on the fair value of warrant liabilities of $(12.9) million and $(0.5) million, respectively, was recognized in general and administrative expenses in the consolidated statement of operations as a result of the changes in fair value of the warrant liabilities.

The following table presents relevant information regarding outstanding warrants and call options:

Warrant Type	Issue Date	Warrants Issued	Issue Price	Maximum No. of Preferred Stock Issuable	Warrants Outstanding as of 12/31/20	Warrants Outstanding as of 6/30/21
Series AA Warrant	2013	629,152	$0.56	629,152	629,152	—
Series A8 Warrant	2017	166,666	$6.75	166,666	166,666	—
Series A9 Warrant	2018	416,666	$7.13	416,666	416,666	—
Series A11 Call Options	2020	4,143,028	$6.02	4,143,028	12,732	—
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

The table below presents relevant information relating to convertible preferred stock for the periods presented:

	December 31, 2020		June 30, 2021
Preferred Stock Series	Preferred Stock Outstanding (pre-split)	Preferred Stock Converted to Common Stock (Series A/B) (pre-split)	Preferred Stock Outstanding

A	41,913,800	(41,913,800)	—
A1	1,371,010	(1,371,010)	—
AA	22,379,980	(22,379,980)	—
AAA	36,109,790	(36,109,790)	—
A4	23,142,080	(23,142,080)	—
A5	29,189,760	(29,189,760)	—
A6	29,942,474	(29,942,474)	—
A7	6,265,845	(6,265,845)	—
A8	56,434,363	(56,434,363)	—
A9	23,177,793	(23,177,793)	—
AA-9	11,820,502	(11,820,502)	—
A10	53,877,952	(53,877,952)	—
A11	49,678,169	(49,678,169)	—
A12	15,600,784	(15,600,784)	—
Total	400,904,302	(400,904,302)	—

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

12.STOCK-BASED COMPENSATION

2012 Incentive Award Plan
Prior to the IPO, the Company maintained the 2012 Stock Plan (the “2012 Plan”), which provided for the grant of incentive stock options ("ISOs"), non-qualified stock options ("NSOs"), common stock of the Company, stock payments and restricted stock units ("RSUs"). The 2012 Plan was initially adopted on December 6, 2012 and most recently amended and restated in October 2020. The 2012 Plan was terminated upon the effectiveness of the 2021 Incentive Award Plan in March 2021, and no further awards will be made under the 2012 Plan.

2021 Incentive Award Plan
In March 2021, the Company’s board of directors adopted the 2021 Incentive Award Plan (the “2021 Plan”), which provides for the grant of NSOs, ISOs, stock appreciation rights (“SARs”), restricted stock, RSUs, performance awards, dividend equivalents and other stock or cash awards to employees, consultants and non-employee directors.

Stock-Based Compensation Expense
The following table summarizes the stock-based compensation expense for the three and six months ended June 30, 2021 and 2020, which is included within the line items specified below in the consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Other insurance costs	$9,171	$3,273	$18,866	$7,359
General and administrative expenses	$9,102	$3,328	$18,522	$7,338
Total Stock-Based Compensation Expense	$18,273	$6,601	$37,388	$14,697

Stock Options
Stock options granted under the 2012 Plan and 2021 Plan include ISOs and NSOs, generally have a maximum contractual term of 10 years and typically vest over a four-year period.

The following table summarizes the stock option award activity under the 2012 Plan and 2021 Plan for the six months ended June 30, 2021:

	June 30, 2021
	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance - December 31, 2020	41,115,486	$9.19	7.59	$279,477
Options granted	1,478,926	$26.80
Options exercised	(4,650,389)	$7.05		$97,009
Options canceled	(1,187,528)	$12.78
Balance - June 30, 2021	36,756,495	$10.03	7.31	$429,996
Options Exercisable at June 30, 2021	23,625,151	$8.35	6.39	$310,649

Determination of Fair Value of Stock Options
The fair value of stock option awards granted is estimated on the grant date using the Black-Scholes option pricing model. The weighted average grant date fair value of options granted during the six months ended June 30, 2021 was $10.52.

The table below summarizes the assumptions used:

June 30, 2021
Term in years	6.00
Dividend rate	—%
Risk free rate of return	0.81%
Volatility	40.13%

Compensation Expense – Stock Options
During the three months ended June 30, 2021 and 2020, the Company recorded compensation expense of $9.5 million and $6.6 million, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded compensation expense of $22.7 million and $14.7 million, respectively. As of June 30, 2021, the amount of unrecognized compensation expense for stock options is $69.6 million, which is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Stock Units
RSUs represent the right to receive shares of the Company’s Class A common stock at a specified date in the future and typically have a vesting period of one to four years. In connection with the IPO, the Company granted 17 RSUs to each of its employees, including its named executive officers.

The following table summarizes RSU award activity for the six months ended June 30, 2021:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value

Unvested RSUs at December 31, 2020	1,555,666	$15.82
RSUs granted	1,361,485	$26.80
RSUs canceled	(25,571)	$28.73
Unvested RSUs at June 30, 2021	2,891,580	$20.87

Determination of Fair Value of RSUs
The fair value of RSUs granted is determined on the grant date based on the fair value of the Company's common stock.

Compensation Expense – RSUs
During the three and six months ended June 30, 2021, the Company recorded compensation expense of $3.5 million and $7.9 million, respectively. As of June 30, 2021, the amount of unrecognized compensation expense for RSUs is $52.0 million, which is expected to be recognized over a weighted-average period of 3.4 years.

Performance-based Restricted Stock Units
In February 2021, a special committee comprised of independent members of the Company’s board of directors approved the grant of performance-based restricted stock units (“PSUs") to the Company’s co-founders (the "Co-Founders"), which are referred to as the “Founders Awards.” The Founders Awards cover 6,344,779 shares of Class A Common Stock (cumulative) and will be eligible to vest based on the achievement of pre-determined stock price goals over a seven-year period. The Founders Awards are intended to retain and incentivize the Co-Founders to lead the Company to sustained, long-term financial and operational performance.

The following table summarizes PSU award activity for the six months ended June 30, 2021:

	PSU
	Number of Shares	Weighted Average Grant Date Fair Value

Unvested PSUs at December 31, 2020	—	$—
PSUs granted	6,344,779	$14.22
PSUs canceled	—	$—
Unvested PSUs at June 30, 2021	6,344,779	$14.22

Determination of Fair Value of PSUs
The weighted average grant date fair value of the PSUs is $14.22, which was estimated on the grant date using a Monte Carlo simulation. The table below summarizes the assumptions used:

Grant date stock price	$39.00
Term in years	7.0
Expected volatility	45%
Risk-free rate	1.14%
Dividend yield	—%

Compensation Expense – PSUs
During the three and six months ended June 30, 2021, the Company recorded compensation expense of $5.3 million and $6.8 million, respectively. As of June 30, 2021, the amount of unrecognized compensation expense for PSUs is $83.4 million, which is expected to be recognized over a weighted-average period of 4.3 years.

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

The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders	$(73,068)	$(40,944)	$(160,439)	$(137,823)

Denominator:
Weighted average shares of common stock outstanding, basic and diluted	207,478,268	28,905,083	148,505,273	28,889,801

Net loss per share, basic and diluted	$(0.35)	$(1.42)	$(1.08)	$(4.77)

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

For the three and six months ended June 30, 2021, the Company incurred $2.0 million and $2.9 million, respectively of expenses through shared savings arrangements. The Company did not incur any expenses through shared services arrangements for the three and six months ended June 30, 2020.

Professional Corporations
The Company has a series of contractual relationships with several medical professional corporations and has determined it has a controlling financial interest in them because, as part of its arrangement, it has guaranteed their debt, and the equity at risk is insufficient to finance their activities without additional subordinated financial support from the Company.

The following table presents the collective assets and liabilities of the professional corporations:

	June 30, 2021	December 31, 2020
	(in thousands)
Assets	$2,357	$1,862
Liabilities	$11,090	$7,589

The following table presents the collective revenues and operating expenses of the professional corporations:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Revenues	$3,775	$2,127	$5,787	$3,298
Operating expenses	$4,439	$3,112	$8,650	$5,875

15.COMMITMENTS AND CONTINGENCIES
The Company’s current and past business practices are subject to review or other investigations by various state insurance and health care regulatory authorities and other state and federal regulatory authorities. These authorities regularly scrutinize the business practices of health insurance companies. These reviews focus on numerous facets of the Company’s business, including claims payment practices, statutory capital requirements, provider contracting, risk adjustment, competitive practices, commission payments, privacy issues, utilization management practices, pharmacy benefits, access to care, and sales practices, among others. Some of these reviews have historically resulted in fines imposed on the Company and some have required changes to certain of the Company’s practices. The Company continues to be subject to these reviews, which could result in additional fines or other sanctions being imposed on the Company or additional changes to certain of its practices.

The Company is also currently involved in, and may in the future from time to time become involved in, legal proceedings and other claims in the ordinary course of its business, including class actions and suits brought by the Company’s members, providers, commercial counterparties, employees, and other parties relating to the Company’s business, including management and administration of health benefit plans and other services. Such matters can include various employment claims, disputes regarding reinsurance arrangements and class action lawsuits, or other claims relating to the performance of contractual and non-contractual obligations to providers, members, employer groups, and others, including, but not limited to, the alleged failure to properly pay in-network and out-of-network claims and challenges to the manner in which the Company processes claims, and claims alleging that the Company has engaged in unfair business practices.

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

Although it is not possible to accurately predict or determine the eventual outcomes of these items, the Company believes that there are no pending legal proceedings that, individually or in the aggregate, would have a material effect on its business, financial condition or operating results.

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

Recognition of our innovative model has already enabled partnerships with other payors and providers in which health plans and products are powered by our platform. In April 2021, we launched +Oscar, our tech-driven platform designed to help provider and payor clients drive improved efficiency, growth and superior engagement with their members and patients. Through +Oscar, we provide services and access to our efficient, full-stack platform and health plan infrastructure to our customers, including our health insurance company subsidiaries, Cigna + Oscar, and Health First Health Plans. The attractive economics of these deals often include both risk-sharing and/or fee-based compensation for use of our innovative technology.

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

Individual and Small Group premium rates, along with specific rate changes, are required to be approved by applicable state and federal regulatory agencies in accordance with the ACA. Additionally, various federal and state laws have minimum Medical Loss Ratio ("MLR") requirements. We elect to participate in a given Individual or Small Group market on an annual basis. In substantially all cases, our base premiums are subject to a risk adjustment based on the health status of our members relative to the overall health status of all individuals in a given state or market.

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

Partnerships
As we have built our full stack technology platform, we have started to monetize the platform we have built through co-branded partnerships with leading providers, payors and other innovators. Our co-branded partnerships are proof points of our ability to deploy our technology to support innovative healthcare use cases and create value by enabling other payors and providers to leverage the strength of our full stack technology platform to power health plans. We currently have co-branded partnerships with (1) the Cleveland Clinic in the Individual market, which launched in 2018, (2) Montefiore in the Medicare Advantage market, which launched in 2020, and (3) Cigna in the Small Group market, which launched in 2020. We also announced a co-branded plan with Holy Cross and Memorial in the Medicare Advantage market, which began selling in 2020 for enrollment in 2021. Our platform helps power the plans of each of these co-branded partnerships. In addition, in January 2021, we entered into a new partnership with Health First, where we will provide certain administrative services and provide their individual commercial and Medicare Advantage members with access to our full stack technology platform largely beginning on January 1, 2022. While the economics of a partnership may vary, we often monetize through a risk-sharing or fee-based arrangement, depending on the services we are performing.

Reinsurance
We believe our reinsurance agreements help us achieve important goals for our business, including risk management, capital efficiency, and greater predictability in our earnings in the event of unexpected significant fluctuations in MLR. Specifically, reinsurance is a financial arrangement under which the reinsurer agrees to cover a portion of our medical claims (ceded claims) in return for a portion of the premium (premiums ceded). Each quota share reinsurance agreement includes a ceding commission payment from the reinsurer to Oscar to cover administrative costs. We currently use quota share agreements to limit our risk and capital and surplus requirements, which has enabled us to grow while optimizing our use of capital. Premiums for quota share insurance are based on a percentage of premiums earned before ceded reinsurance. For the years ended December 31, 2019 and 2020, all premiums and claims ceded under our quota share arrangements were shared proportionally with our reinsurers, up to a limit specified in each agreement, which varied from 100% to 105% of ceded premiums. In 2021, our reinsurance agreements with Axa France Vie do not include any MLR-based limitations on claims ceded.

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

For the three months ended June 30, 2021 and 2020, approximately 33% and 76% of our premiums before ceded reinsurance, respectively, were ceded under quota share reinsurance arrangements. For the six months ended June 30, 2021 and 2020, approximately 37% and 80% of our premiums before ceded reinsurance, respectively, were ceded under quota share reinsurance arrangements. The table below presents a summary of the percentage of premiums before ceded reinsurance ceded to each reinsurer:

	% of Premiums before Reinsurance Ceded		% of Premiums before Reinsurance Ceded
	Three Months Ended		Six Months Ended
Reinsurance	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Axa France Vie	31%	31%	33%	31%
Berkshire Hathaway Specialty Insurance Company	2%	45%	—%	49%
Canada Life Assurance Company(1)	*NM	—%	4%	—%
Total Premiums Ceded	33%	76%	37%	80%
•*NM - not material
(1)In May 2021, we terminated our 2021 quota share arrangements with Canada Life Assurance Company, effective as of April 1, 2021.

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

Members
For Individual and Medicare Advantage products, the majority of our member growth occurs in connection with the annual Open Enrollment Period and Annual Election Period. In the Small Group market, approximately 40% of membership is acquired between December 1 and January 1; with the remaining members acquired throughout the balance of the year. Membership is historically at its highest at the beginning of the year. During the three months ended June 30, 2021, membership declines were offset by membership growth as a result of the creation of the 2021 Special Enrollment Periods.

Our membership by offering as of June 30, 2021 and 2020 is presented in the table below:

Membership by Offering
	As of June 30,
	2021	2020
Individual and Small Group	554,748	415,753
Medicare Advantage	3,749	1,727
Cigna + Oscar (1)	4,617	—
Total	563,114	417,480
(1)Represents total membership for our co-branded partnership with Cigna.

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

Impact of COVID-19
The COVID-19 pandemic, including its effect on the macroeconomic environment, and the response of our local, state, and federal governments to contain and manage the virus, continues to have an impact on our business. Governmental authorities have begun to lift or have already lifted restrictions on elective medical services, but the emergence of COVID-19 variants in the United States and abroad continues to prolong the risk of additional surges of COVID-19. As a result, our MLR may be subject to additional uncertainty as certain segments of the economy and workforce come back on line, members resume care that may have been foregone, and the broader population continues to become vaccinated. In addition, continued COVID-19 care, testing and vaccine administration, and the risk of new COVID-19 variants (which may be more contagious or severe, or less responsive to treatment or vaccines) may also result in increased future medical costs and drive changes in the way members utilize healthcare.

To date, we have experienced or expect to experience the following impacts on our business model due to COVID-19:

•Medical Costs. We have experienced and may continue to experience changes in the utilization patterns of our members, as the pandemic continues to affect the United States, and our members continue to change the way they utilize care. We experienced depressed non-COVID-19 related medical costs as a result of the pandemic and as vaccination rates have increased nationally, members began to resume their utilization of healthcare including care that was deferred, resulting in increased medical claims expenses. However, this trend may reverse if vaccination rates stall, COVID-19 variants continue to proliferate, or COVID-19 vaccines are not effective against new strains or become less effective over time. During the quarter, we also experienced, and may continue to experience, increased COVID-19 testing and treatment costs. We will be monitoring external trends closely as these dynamics result in increased uncertainties around our expectations of both COVID-19 and non-COVID-19 related medical costs. We cannot accurately estimate the future net potential impact, positive or negative, to our medical claims expenses at this time.
•Member Solutions. We continue to remain compliant with federal and state mandates, including providing benefit coverage in areas such as COVID-19 care and testing, telemedicine, and pharmacy benefits, and offering additional enrollment opportunities to those who previously declined employer-sponsored offerings.

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
Overall measures to contain the COVID-19 outbreak may remain in place for a significant period of time, as certain geographic regions have experienced a resurgence of COVID-19 infections and new variants of COVID-19 that appear to be more transmissible have emerged. Although the number of people who have been vaccinated has been increasing, the duration and severity of this pandemic is unknown and the extent of the business disruption and financial impact depends on factors beyond our knowledge and control.

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

On March 23, 2021, President Biden announced that CMS is extending access to a Special Enrollment Period until August 15 to enable consumers to take advantage of the new subsidies available through the American Rescue Plan. This special enrollment period includes the extended period from February 15, 2021, through August 15, 2021, for the health insurance marketplace operated by the federal government for most states, and similar periods for the state-based marketplaces run by Colorado (starting February 8, 2021, through August 15, 2021), and Pennsylvania (starting February 15, 2021, through August 15, 2021). This also includes the extended Open Enrollment Periods in California and New York, running through December 31, 2021, and in New Jersey, running through November 30, 2021.

In July 2021 the Biden Administration released a proposed rule that would extend federal Health Insurance Marketplace Open Enrollment through January 15 rather than December 15, allow for a monthly Special Enrollment Period for certain low-income consumers, establish standardized plans for the 2023 policy year, and increase user fees. These changes, if finalized, may impact our future financial performance.
Key Factors Affecting Performance
Our financial condition and results of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges. For discussion of these factors, see “Key Factors Affecting Performance” in the Management’s Discussion and Analysis section of our Prospectus, and in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
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

Federal and State Assessments
Federal and state assessments represent non-income tax charges from federal and state governments, including but not limited to healthcare exchange user fees, premium taxes, franchise taxes, and other state and local non-premium related taxes.

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

Results of Operations

Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands)
Revenue
Premiums before ceded reinsurance	$723,927	$393,540	$330,387	84%
Reinsurance premiums ceded	(195,768)	(279,784)	84,016	(30)%
Premiums earned	528,159	113,756	414,403	364%
Investment income and other revenue	1,122	1,569	(447)	(28)%
Total revenue	529,281	115,325	413,956	359%
Operating Expenses:
Claims incurred, net	419,879	55,512	364,367	656%
Other insurance costs	94,790	39,644	55,146	139%
General and administrative expenses	50,911	35,994	14,917	41%
Federal and state assessments	36,873	18,958	17,915	94%
Health insurance industry fee	—	4,812	(4,812)	(100)%
Premium deficiency reserve release	(921)	(244)	(677)	277%
Total operating expenses	601,532	154,676	446,856	289%
Loss from operations	(72,251)	(39,351)	(32,900)	84%
Interest expense	228	—	228	*NM
Loss before income taxes	(72,479)	(39,351)	(33,128)	84%
Income tax provision	589	1,593	(1,004)	(63)%
Net loss	$(73,068)	$(40,944)	$(32,124)	78%
•*NM - not meaningful

Premiums Before Ceded Reinsurance
Premiums before ceded reinsurance increased $330.4 million, or 84%, to $723.9 million for the three months ended June 30, 2021, from $393.5 million for the three months ended June 30, 2020, which was primarily driven by an increase in direct and assumed premiums due to higher membership in existing markets driven by growth in the Open Enrollment Period and as a result of the creation of the 2021 Special Enrollment Periods, expansion into new markets, and a mix shift towards higher premium plans. In addition, the risk adjustment payable required under the ACA program declined as a percentage of premium, reflecting members with higher acuity within respective geographies. Furthermore, we experienced favorable development in the final risk transfer payable for policy year 2020.

Reinsurance Premiums Ceded
Reinsurance premiums ceded decreased $84.0 million, or 30%, to $195.8 million for the three months ended June 30, 2021, from $279.8 million for the three months ended June 30, 2020. This was primarily driven by a decrease in average quota share cession rates from 76% for the three months ended June 30, 2020 to 33% for the three months ended June 30, 2021.

Investment Income and Other Revenue
Investment income and other revenue decreased to $1.1 million for the three months ended June 30, 2021, from $1.6 million for the three months ended June 30, 2020 primarily due to lower interest rates and credit spread environment.

Claims Incurred, Net
Claims incurred, net, increased $364.4 million, or 656%, to $419.9 million for the three months ended June 30, 2021, from $55.5 million for the three months ended June 30, 2020. The increase was attributable to lower average quota share cession rates, higher claims volume from increases in membership, lower utilization in the second quarter of 2020 due to the COVID-19 pandemic, and higher levels of utilization in 2021 as well as higher COVID-19 testing and treatment costs.

Other Insurance Costs
Other insurance costs increased $55.1 million, or 139%, to $94.8 million for the three months ended June 30, 2021, from $39.6 million for the three months June 30, 2020. The increase was attributable to member-driven administrative costs including broker commissions, variable compensation and benefits, premium taxes and network and vendor costs and a full quarter of Cigna + Oscar plans. The increase was also driven by a decrease in reinsurance commissions due to lower average quota share cession rates. Additionally, stock-based compensation expense increased to $9.2 million for the three months ended June 30, 2021 as compared to $3.3 million for the three months ended June 30, 2020, primarily due to the issuance of equity incentive awards with higher valuations.

General and Administrative Expenses
General and administrative expenses increased $14.9 million, or 41%, to $50.9 million for the three months ended June 30, 2021, from $36.0 million for the three months ended June 30, 2020. Stock-based compensation expense increased to $9.1 million for the three months ended June 30, 2021, as compared to $3.3 million for the three months ended June 30, 2020, primarily due to the issuance of equity incentive awards with higher valuations. The increase was also due to headcount related growth to support strategic partnerships, platform technologies and costs to support requirements to operate as a public company.

Federal and State Assessments
Federal and state assessments increased $17.9 million, or 94%, to $36.9 million for the three months ended June 30, 2021, from $19.0 million for the three months ended June 30, 2020, which was primarily due to higher healthcare exchange fees and premium taxes driven by membership and premium increases.

Health Insurance Industry Fee
The health insurance industry fee has been repealed in 2021. The fee incurred for the three months ended June 30, 2020 was $4.8 million.

Premium Deficiency Reserve Release
Premium deficiency reserve release increased $0.7 million, or 277%, to $0.9 million for the three months ended June 30, 2021, from $0.2 million for the three months ended June 30, 2020, which was primarily driven by a higher premium deficiency reserve balance at December 31, 2020.

Income Tax Provision
Our effective income tax rate for the three months ended June 30, 2021 and June 30, 2020 was approximately (0.81)% and (4.05)%, respectively.

Six Months Ended June 30, 2021 compared to June 30, 2020

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands)
Revenue
Premiums before ceded reinsurance	$1,334,026	$817,988	$516,038	63%
Reinsurance premiums ceded	(437,330)	(619,013)	181,683	(29)%
Premiums earned	896,696	198,975	697,721	351%
Investment income and other revenue	1,973	4,453	(2,480)	(56)%
Total revenue	898,669	203,428	695,241	342%
Operating Expenses:
Claims incurred, net	687,927	139,728	548,199	392%
Other insurance costs	174,627	80,548	94,079	117%
General and administrative expenses	113,973	67,833	46,140	68%
Federal and state assessments	67,388	41,255	26,133	63%
Health insurance industry fee	—	9,625	(9,625)	(100)%
Premium deficiency reserve release	(10,464)	(262)	(10,202)	*NM
Total operating expenses	1,033,451	338,727	694,724	205%
Loss from operations	(134,782)	(135,299)	517	—%
Interest expense	3,925	—	3,925	*NM
Loss on extinguishment of debt	20,178	—	20,178	*NM
Loss before income taxes	(158,885)	(135,299)	(23,586)	17%
Income tax provision	1,554	2,524	(970)	(38)%
Net loss	$(160,439)	$(137,823)	$(22,616)	16%

Premiums Before Ceded Reinsurance
Premiums before ceded reinsurance increased $516.0 million, or 63%, to $1,334.0 million for the six months ended June 30, 2021, from $818.0 million for the six months ended June 30, 2020, which was primarily driven by an increase in direct and assumed premiums due to higher membership in existing markets driven by growth in the Open Enrollment Period and as a result of the creation of the 2021 Special Enrollment Periods, expansion into new markets, and a mix shift towards higher premium plans. In addition, the risk adjustment payable required under the ACA program declined as a percentage of premium, reflecting members with higher acuity within respective geographies as well as favorable development in the final risk transfer payable for policy year 2020.

Reinsurance Premiums Ceded
Reinsurance premiums ceded decreased $181.7 million, or 29%, to $437.3 million for the six months ended June 30, 2021, from $619.0 million for the six months June 30, 2020. This was primarily driven by a decrease in average quota share cession rates from 80% for the six months ended June 30, 2021, to 37% for the six months ended June 30, 2020.

Investment Income and Other Revenue
Investment income and other revenue decreased to $2.0 million for the six months ended June 30, 2021, from $4.5 million for the six months ended June 30, 2020 primarily due to lower interest rates and credit spread environment.

Claims Incurred, Net
Claims incurred, net, increased $548.2 million, or 392%, to $687.9 million for the six months ended June 30, 2021, from $139.7 million for the six months ended June 30, 2020 which was primarily due to increases in costs resulting from membership growth, increased COVID-19 costs and non-COVID-19 healthcare costs from depressed levels in 2020 and a decrease in quota share reinsurance. Quota share claims ceded decreased $80 million, or 18%, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, due to a decrease in average quota share cession rates.

Other Insurance Costs
Other insurance costs increased $94.1 million, or 117%, to $174.6 million for the six months ended June 30, 2021, from $80.5 million for the six months June 30, 2020. The increase was primarily driven by member-driven administrative costs, including broker commissions, variable compensation and benefits, premium taxes and network and vendor costs and six months of Cigna + Oscar plans, as well as a decrease in reinsurance commissions due to lower average quota share cession rates. Stock-based compensation expense increased to $18.9 million for the six months ended June 30, 2021 as compared to $7.4 million for the six months ended June 30, 2020, primarily due to the issuance of equity incentive awards with higher valuations.

General and Administrative Expenses
General and administrative expenses increased $46.1 million, or 68%, to $114.0 million for the six months ended June 30, 2021, from $67.8 million for the six months ended June 30, 2020. Stock-based compensation expense increased to $18.5 million for the six months ended June 30, 2021, as compared to $7.3 million for the six months ended June 30, 2020, primarily due to the issuance of equity incentive awards with higher valuations. The increase was also due to warrant expense of $12.9 million relating to the change in the fair value of warrant liabilities and headcount related growth to support strategic partnerships, platform technologies and costs to support requirements to operate as a public company.

Federal and State Assessments
Federal and state assessments increased $26.1 million, or 63%, to $67.4 million for the six months ended June 30, 2021 from $41.3 million for the six months ended June 30, 2020, which was primarily due to higher healthcare exchange fees and premium taxes driven by membership and premium increases.

Health Insurance Industry Fee
The health insurance industry fee has been repealed in 2021. The fee incurred for the six months ended June 30, 2020 was $9.6 million.

Premium Deficiency Reserve Release
Premium deficiency reserve release increased $10.2 million for the six months ended June 30, 2021, from $0.3 million for the six months ended June 30, 2020, which was primarily driven by a higher premium deficiency reserve balance at December 31, 2020.

Income Tax Provision
Our effective income tax rate for the six months ended June 30, 2021 and June 30, 2020 was approximately (0.98)% and (1.87)%, respectively.

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

	As of June 30,
	2021	2020
Members	563,114	417,480

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Direct Policy Premiums (in thousands)	$838,075	$580,445	$1,658,889	$1,152,456
Medical Loss Ratio	82.4%	60.7%	78.7%	71.3%
InsuranceCo Administrative Expense Ratio	19.8%	23.1%	19.8%	23.3%
InsuranceCo Combined Ratio	102.2%	83.8%	98.5%	94.6%
Adjusted EBITDA(1) (in thousands)	$(50,391)	$(28,821)	$(76,650)	$(114,989)
(1)Adjusted EBITDA is a non-GAAP measure. See “Adjusted EBITDA” below for a reconciliation to net loss, the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.
Members
Members are defined as any individual covered by one of our health plans. We view the number of members enrolled in our health plans as an important metric to help evaluate and estimate revenue and market share. Additionally, the more members we enroll, the more data we have, which allows us to improve the functionality of our platform.

Membership increased 35% to 563,114 as of June 30, 2021, from 417,480 as of June 30, 2020. The increase is attributable to growth in Florida, Arizona and California as well as new markets and state expansion, new plan offerings, and a full six months of the Cigna + Oscar plan. Additional increases of membership were driven by the American Rescue Plan, which allowed for the creation of the 2021 Special Enrollment Periods, expanded APTC eligibility and increased APTC subsidies.
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

Direct policy premiums increased for both the quarter and six months ended June 30, 2021. The increases for both the quarter and six months ended June 30, 2021 were primarily attributable to the growth in our membership in existing and new states. Additional membership increases were due to the creation of the 2021 Special Enrollment Periods, and by a shift towards higher premium plans.
Medical Loss Ratio

Medical loss ratio is calculated as set forth in the table below. Medical claims are total medical expenses incurred by members in order to utilize health care services less any member cost sharing. These services include inpatient, outpatient, pharmacy, and physician costs. Medical claims also include risk sharing arrangements with certain of our providers. The impact of the federal risk adjustment program is included in the denominator of our MLR. We believe MLR is an important metric to demonstrate the ratio of our costs to pay for health care of our members to the premiums before ceded reinsurance. MLRs in our existing products are subject to various federal and state minimum requirements. Below is a calculation of our MLR for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Direct claims incurred before ceded reinsurance (1)	$598,904	$246,109	$1,056,123	$591,617
Assumed reinsurance claims	2,308	—	4,085	(2)
Excess of loss ceded claims (2)	(4,837)	(5,560)	(9,573)	(10,495)
State reinsurance (3)	(2,826)	(3,425)	(5,169)	(4,329)
Net claims before ceded quota share reinsurance (A)	$593,549	$237,124	$1,045,466	$576,791

Premiums before ceded reinsurance (4)	$723,927	$393,540	$1,334,026	$817,988
Excess of loss reinsurance premiums (5)	(3,277)	(3,052)	(6,212)	(8,599)
Net premiums before ceded quota share reinsurance (B)	$720,650	$390,488	$1,327,814	$809,389
Medical Loss Ratio (A divided by B)	82.4%	60.7%	78.7%	71.3%
(1)See Note 4 - Reinsurance to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a reconciliation of direct claims incurred to claims incurred, net appearing on the face of our statement of operations.
(2)Represents claims ceded to reinsurers pursuant to an excess of loss treaty, for which such reinsurers are financially liable. We use excess of loss reinsurance to limit the losses on individual claims of our members.
(3)Represents payments made by certain state-run reinsurance programs established subject to CMS approval under Section 1332 of the ACA.
(4)See Note 3 - Premiums Earned to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for an explanation of premiums before ceded reinsurance.
(5)Represents excess of loss insurance premiums paid.
MLR increased for both the quarter and six months ended June 30, 2021. The increases in both periods were largely driven by lower utilization in the second quarter of 2020 due to the COVID-19 pandemic, and higher levels of utilization in 2021, as well as higher COVID-19 testing and treatment costs.
InsuranceCo Administrative Expense Ratio
InsuranceCo Administrative Expense Ratio is calculated as set forth in the table below. The ratio reflects the costs associated with running our combined insurance companies. We believe InsuranceCo Administrative Expense Ratio is useful to evaluate our ability to manage our expenses as a percentage of premiums before ceded quota share reinsurance. Expenses necessary to run the insurance company are included in other insurance costs and federal and state assessments. These expenses include variable expenses paid to vendors and distribution partners, premium taxes and healthcare exchange fees, employee-related compensation, benefits, marketing costs, and other administrative expenses. Below is a calculation of our InsuranceCo Administrative Expense Ratio for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Other insurance costs	$94,790	$39,644	$174,627	$80,548
Ceding commissions	20,466	30,249	39,772	65,275
Stock-based compensation expense	(9,171)	(3,273)	(18,866)	(7,359)
Health insurance industry fee	—	4,812	—	9,625
Federal and state assessment of health insurance subsidiaries	36,616	18,690	67,214	40,714
Health insurance subsidiary adjusted administrative expenses (A)	$142,701	$90,122	$262,747	$188,803

Premiums before ceded reinsurance (1)	$723,927	$393,540	$1,334,026	$817,988
Excess of loss reinsurance premiums	(3,277)	(3,052)	(6,212)	(8,599)
Net premiums before ceded quota share reinsurance (B)	$720,650	$390,488	$1,327,814	$809,389
Insurance Co Administrative Expense Ratio (A divided by B)	19.8%	23.1%	19.8%	23.3%
(1)See Note 3 - Premiums Earned to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for an explanation of premiums before ceded reinsurance.

The Administrative Expense Ratio decreased for both the quarter and six months ended June 30, 2021. The decreases in both periods were attributable to operating leverage and scale efficiencies from our tech stack and the repeal of the health insurance industry fee partially offset by investments for our Medicare Advantage and our Cigna + Oscar offering.
InsuranceCo Combined Ratio
InsuranceCo Combined Ratio is defined as the sum of MLR and InsuranceCo Administrative Expense Ratio. We believe this ratio best represents the current overall performance of our insurance business for activities that can be compared to peers.
InsuranceCo Combined Ratio increased for both the quarter and six months ended June 30, 2021. The increases in both periods were driven by the same factors that drove our MLR and InsuranceCo Administrative Expense Ratio, including lower utilization in the second quarter of 2020 due to the COVID-19 pandemic and higher levels of utilization in 2021, as well as higher COVID-19 testing and treatment costs, offset by scale, operational improvements and the elimination of the health insurance industry fee.
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

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Net loss	$(73,068)	$(40,944)	$(160,439)	$(137,823)
Interest expense	228	—	3,925	—
Income tax expense	589	1,593	1,554	2,524
Depreciation and amortization	3,587	2,521	6,990	5,065
Stock-based compensation/warrant expense(1)	18,273	8,009	50,244	15,245
Other non-recurring items(2)	—	—	21,076	—
Adjusted EBITDA	$(50,391)	$(28,821)	$(76,650)	$(114,989)
(1)Represents (i) non-cash expenses related to equity-based compensation programs, which vary from period to period depending on various factors including the timing, number, and the valuation of awards, (ii) warrant contract expense, and (iii) changes in the fair value of warrant liabilities.
(2)Represents debt extinguishment costs of $20.2 million incurred on the prepayment of the Company's Term Loan (refer to Note 9 - Debt and Warrants) and approximately $0.9 million of non-recurring expenses incurred in connection with the IPO.

Adjusted EBITDA losses increased for the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020. The increase was driven by the significantly depressed non-COVID-19 utilization in the quarter ended June 30, 2020 and higher administrative costs related to public company infrastructure. In addition, other insurance costs also increased due to member-driven costs and an increase in healthcare exchange fees and premium taxes driven by higher premiums. Partially offsetting the above was lower quota share impact and the elimination of the health insurance industry fee.

Adjusted EBITDA losses decreased for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Adjusted EBITDA benefited from improvements in our net underwriting margin, the elimination of the health insurance industry fee, lower quota share impact and an increased benefit from premium deficiency reserve expense.

Partially offsetting the above, general and administrative expenses increased as we made investments to enhance our technology platform, expand our Medicare Advantage and our Cigna + Oscar offerings, and incurred costs to support requirements to operate as a public company. Other insurance costs also increased due to member-driven costs and an increase in healthcare exchange fees and premium taxes driven by higher premiums.

Liquidity and Capital Resources
Overview

We maintain liquidity at two levels of our corporate structure, through our health insurance subsidiaries and through Holdco, our holding company.

The majority of the assets held by our health insurance subsidiaries is in the form of cash and cash equivalents and investments. As of June 30, 2021 and December 31, 2020, total cash and cash equivalents and investments held by our health insurance subsidiaries was $2.0 billion and $1.3 billion, respectively, of which $16.7 million and $16.8 million, respectively, was on deposit with regulators as required for statutory licensing purposes and are classified as restricted deposits on the balance sheet.

Our health insurance subsidiaries’ states of domicile have statutory minimum capital and surplus requirements that are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The combined statutory capital and surplus of our health insurance subsidiaries was $501.6 million and $199.1 million at

June 30, 2021 and December 31, 2020, respectively, which was in compliance with and in excess of the minimum capital and surplus requirements for each period. The health insurance subsidiaries historically have required capital contributions from Holdco to maintain minimum levels. Our health insurance subsidiaries also utilize quota share reinsurance arrangements to reduce our minimum capital and surplus requirements, which enables us to efficiently deploy capital to fund our growth. During the six months ended June 30, 2021 and the year ended December 31, 2020, Holdco made $261.4 million and $366.2 million of capital contributions, respectively, to the health insurance subsidiaries. We estimate that had we not had any quota share reinsurance arrangements in place, the insurance subsidiaries would have been required to hold an additional approximately $120 million of capital as of June 30, 2021, which Holdco would have been required to fund. The actual amount of any required capital contributions to our insurance subsidiaries may differ at any given time depending on each insurance subsidiary’s capital adequacy. For additional information on our capital contributions, see “Risk Factors—Risks Related to Our Business—If state regulators do not approve payments of dividends and distributions by our subsidiaries to us, we may not have sufficient funds to implement our business strategy.”

The majority of the assets held by Holdco are in the form of cash and cash equivalents and investments. As of June 30, 2021 and December 31, 2020, total cash and cash equivalents and investments held by Holdco was $1.1 billion and $264.4 million, respectively, of which $6.5 million was restricted for each year. We believe the cash, and cash equivalents and investments held by Holdco, not including restricted cash, will be sufficient to fund our operating requirements for at least the next twelve months.

Our cash flows used in operations may differ substantially from our net loss due to non-cash charges or due to changes in balance sheet accounts. The timing of our cash flows from operating activities can also vary among periods due to the timing of payments made or received. Some of our payments and receipts, including risk adjustment and subsequent reinsurance receipts, can be significant. For example, during the third quarter of 2021, we expect to make an approximately $665 million payment into the risk adjustment program for the 2020 policy year. Therefore, their timing can influence cash flows from operating activities in any given period which would have a negative impact on our operating cash flows.

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

As of June 30, 2021, there were no outstanding borrowings under the Revolving Credit Facility.

Interest Rate, Commitment Fees

The interest rate applicable to borrowings under our Revolving Credit Facility is determined as follows, at our option: (a) a rate per annum equal to the Adjusted LIBO Rate plus an applicable margin of 4.50% (Adjusted London Interbank Offered Rate, or LIBO rate, is calculated based on one-, three- or six-month LIBO rates, or such other period as agreed by all relevant Lenders, which is determined by reference to ICE Benchmark Administration Limited, but not less than 1.00%), or (b) a rate per annum equal to the Alternate Base Rate plus the applicable margin of 3.50% (the Alternate Base Rate is equal to the highest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, and (iii) the Adjusted LIBO Rate based on a one-month interest period, plus 1.00%). A commitment fee of 0.50% per annum is payable under our Revolving Credit Facility on the actual daily unused portions of the Revolving Credit Facility. The Revolving Credit Facility also contains LIBO rate replacement provisions in the event LIBO rate becomes unavailable during the term of this facility.

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

The following table shows summary cash flows information for the periods indicated:

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Net cash provided by operating activities	$373,028	$352,672	$20,356
Net cash (used in) provided by investing activities	(742,314)	73,787	(816,101)
Net cash provided by financing activities	1,214,538	225,196	989,342
Net increase in cash and cash equivalents and restricted cash equivalents	$845,252	$651,655	$193,597

Operating Activities
Net cash provided by operating activities increased $20.4 million to $373.0 million for the six months ended June 30, 2021, compared to $352.7 million for the six months ended June 30, 2020, primarily due to membership growth driving the change in risk adjustment transfer payable and benefits payable. Our risk adjustment transfer payable increased as a result of membership growth and the health status of our members, who continue to have lower than average risk scores compared to the health status of other participants in ACA plans. Additionally, the change in receivables due from reinsurance programs resulting from decreases in our quota share reinsurance program contributed to the increase in operating cash flows.

Investing Activities
Net cash used in investing activities decreased to $742.3 million for the six months ended June 30, 2021, compared to $73.8 million provided by investing activities for the six months ended June 30, 2020, a decrease of $816.1 million. The decrease was primarily attributable to the use of a portion of our IPO proceeds to fund the growth of the investment portfolio, as increased purchases more than offset sales and maturity of investments.

Financing Activities
Net cash provided by financing activities increased $1.0 billion to $1.2 billion for the six months ended June 30, 2021, compared to $225.2 million for the six months ended June 30, 2020. The increase was primarily attributable to net proceeds of $1.3 billion from the sale of common stock during our IPO, a portion of which was used to repay in full the outstanding balance of the Term Loan.

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

The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements include those described in the Prospectus under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and in Note 2 to our consolidated financial statements included in the Prospectus.

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
Interest rate risk
We are subject to interest rate risk in connection with the fair value of our investment portfolio, which consists of U.S. Treasury and agency securities, corporate notes, certificates of deposit, commercial paper and municipalities. Our primary market risk exposure is changes to prime rate-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. Assuming a hypothetical and immediate 1% increase in interest rates at June 30, 2021, the fair value of our investments would decrease by approximately $12.8 million. Any declines in interest rates over time would reduce our investment income.

Impact of inflation
Inflationary factors such as increases in health care costs may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our historical results of operations and financial condition have been immaterial. There can be no assurance, however, that our results of operations and financial condition will not be materially impacted by inflation in the future.

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

Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are also currently involved in, and may in the future from time to time become involved in, legal proceedings and other claims in the ordinary course of our business, including class actions and suits brought by our members, providers, commercial counterparties, employees, and other parties relating to our business, including management and administration of health benefit plans and other services. Such matters can include various employment claims, disputes regarding reinsurance arrangements and class action lawsuits, or other claims relating to the performance of contractual and non-contractual obligations to providers, members, employer groups, and others, including, but not limited to, the alleged failure to properly pay in-network and out-of-network claims and challenges to the manner in which we process claims, and claims alleging that we have engaged in unfair business practices.

We record liabilities for our estimates of probable costs resulting from these matters where appropriate. Estimates of costs resulting from legal and regulatory matters are inherently difficult to predict, particularly where the matters: involve indeterminate claims for monetary damages or may involve fines, penalties or punitive damages; present novel legal theories or represent a shift in regulatory policy; involve a large number of claimants or regulatory bodies; are in the early stages of the proceedings; or could result in a change in business practices. Accordingly, we are often unable to estimate the losses or ranges of losses for those matters where there is a reasonable possibility or it is probable that a loss may be incurred, the ultimate settlement of which could be material.

Although it is not possible to accurately predict or determine the eventual outcomes of these items, we believe that there are no pending legal proceedings that, individually or in the aggregate, would have a material effect on our business, financial condition or operating results.

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
•we are unable to maintain licenses and approvals to offer insurance in our current markets, obtain licenses and approvals to offer insurance in new markets, or to otherwise expand our plan offerings in an economically sustainable manner;
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

We are expanding rapidly by entering into new markets and introducing new health plans in the markets in which we currently operate. As of June 30, 2021, our health insurance subsidiaries operated in 18 states, 15 of which we expanded to since 2017. As our business grows, we may incur significant expenses prior to commencement of operations and the receipt of revenue in new markets or from new plans, including significant time and expense in obtaining the regulatory approvals and licenses necessary to grow our operations. For example, in order to obtain a certificate of authority to market and sell insurance in most jurisdictions, we must establish a provider network and demonstrate our ability to perform or delegate utilization management and other administrative functions, and we may be unable to complete these operational steps in a timely manner or at all.

We are also required to contribute capital to our insurance subsidiaries to fund capital and surplus requirements, escrows, or contingency guaranties, which may, at times, be significant. From time to time we may also enter into intercompany loan, guaranty, capital maintenance and other support agreements with our insurance subsidiaries to support their capital requirements. Even if we are successful in obtaining a certificate of authority, regulators may not approve our proposed benefit designs, provider networks, or premium levels, or may require us to change them in ways that harm our profitability. Even if we are successful in establishing a profitable new health plan or entering a new market, increasing membership, revenues and medical costs could trigger increased capital requirements, including risk-based capital (“RBC”), that could substantially exceed the net income generated by the health plan or in the new market. In such circumstances, we may not be able to fund on a timely basis, or at all, the increased RBC requirements with our available cash resources. Further, even if we successfully attract members in sufficient numbers to cover our costs, the new business could fail, which could not only result in financial harm, but also reputational harm to our brand. We may also experience delays in operational start dates. If competitors seek to retain market share by reducing prices, we may be forced to reduce our prices on similar plan offerings in order to remain competitive, which could impact our financial condition and may require a change in our operating strategies. It is difficult to predict the full effect of pricing changes. Even if we reduce the pricing of our plans, our resulting membership enrollment could be lower than anticipated and our growth could stall. As a result of these factors, entering new markets or introducing new health plans may decrease our profitability. In addition, we are continuously updating and developing new technology for our providers and members. If our providers and members do not utilize the technology we deploy to them, we may not be able to efficiently and cost-effectively operate our business.

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

We also pursue opportunities to monetize our platform, including through + Oscar arrangements, such as our recent arrangement with Health First. We may not be able to perform these platform arrangements as well as expected, and these arrangements may pose operational challenges, may not achieve timely profitability, may expose us to additional liability, or may limit our ability to offer products in certain insurance markets and geographic regions.

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

We have not been profitable since our inception in 2012 and had an accumulated deficit of $1.4 billion and $1.6 billion as of December 31, 2020 and June 30, 2021, respectively. We incurred net losses of $406.8 million, $73.1 million and $160.4 million in the year ended December 31, 2020 and the three and six months ended June 30, 2021, respectively. We expect to make significant investments to further market, develop, and expand our business, including by continuing to develop our full stack technology platform and member engagement engine, acquiring more members, maintaining existing members and investing in partnerships, collaborations and acquisitions. In addition, we expect to continue to increase our headcount in the coming years. As a public company, we also incur significant legal, accounting, compliance, and other expenses that we did not incur as a private company. The commissions we offer to brokers could also increase significantly as we compete to attract new members. We will continue to make such investments to grow our business. Despite these investments, we may not succeed in increasing our revenue on the timeline that we expect or in an amount sufficient to lower our net loss and ultimately become profitable. Moreover, if our revenue declines, we may not be able to reduce costs in a timely manner because many of our costs are fixed, at least in the short-term. If we are unable to manage our costs effectively, this may limit our ability to optimize our business model, acquire new members, and grow our revenues. Accordingly, despite our best efforts to do so, we may not achieve or maintain profitability, and we may continue to incur significant losses in the future.

Any potential repeal of, changes to, or judicial challenges to the ACA, could materially and adversely affect our business, results of operations, and financial condition.

The enactment of the ACA in March 2010 transformed the U.S. health care delivery system through a series of complex initiatives; however, the ACA continues to face judicial challenges, as well as efforts to repeal or change certain of its significant provisions. For the year ended December 31, 2020 and the three and six months ended June 30, 2021, approximately 95%, 97%, and 97%, respectively, of our revenue was derived from sales of health plans subject to regulation under the ACA, primarily comprised of policies directly purchased by individuals and families and secondarily comprised of policies purchased by small employers and provided to their employees as a benefit. Consequently, changes to, or repeal of, portions or the entirety of the ACA, as well as judicial interpretations in response to legal and other constitutional challenges, could materially and adversely affect our business and financial position, results of operations, or cash flows.
Even if the ACA is not amended or repealed, elected and appointed officials could continue to propose changes impacting the ACA, which could materially and adversely affect our business, results of operations, and financial condition.

The ACA’s provisions include the establishment of Health Insurance Marketplaces. The ACA also established significant subsidies to support the purchase of health insurance by individuals, in the form of advanced premium tax credits, or APTCs, available through Health Insurance Marketplaces. During the year ended December 31, 2020 and the three and six months ended June 30, 2021, the direct policy premiums of approximately 60%, 71% and 70%, respectively, of our members were subsidized by APTCs. Additionally, the ACA implemented certain requirements for insurers, including changes to Medicare Advantage payments and a minimum MLR provision that requires insurers to pay rebates to consumers when insurers do not meet or exceed specified annual MLR thresholds. The ACA also established anti-discrimination protections on the basis of race, color, national origin, sex, age, and disability, which may impact the manner in which health insurers receiving any form of federal financial assistance design and implement their benefit packages. Further, the ACA imposes significant fees, assessments, and taxes on us and other health insurers, plans and other industry participants. As of June 30, 2021, we offered Individual plans through the Health Insurance Marketplaces in 18 states, which represented approximately 85% of our total membership.

There have been significant efforts to repeal, or limit implementation of, certain provisions of the ACA. Such initiatives include repeal of the individual mandate effective in 2019, as well as easing of the regulatory restrictions placed on short-term limited duration insurance and association health plans, some or all of which may provide fewer benefits than the traditional ACA-mandated insurance benefits. The Supreme Court in June 2021 held in Texas v. United States of America that the states and individuals that brought the lawsuit challenging the ACA’s individual mandate did not have standing to challenge the law, effectively ending this most recent challenge to the constitutionality of the ACA. Nevertheless, the perceived uncertainty and possible changes in the Health Insurance Marketplaces could result in reduced participation from individuals seeking insurance coverage and possible non-renewal of existing policies. Because we rely on the Health Insurance Marketplaces to promote our Individual and some of our Small Group products and increase membership, reduced participation in such marketplaces could materially and adversely impact our business, financial condition, and results of operations. Also, although individuals would still be able to purchase coverage, possibly through marketplaces that continue to be maintained by certain states or by purchasing coverage directly from an insurer, the elimination of subsidies would make such coverage unaffordable to some individuals and could thereby reduce overall membership. Further, the federal government’s continued refusal to fund cost sharing subsidies could additionally impact Health Insurance Marketplace enrollment. These market and political dynamics may increase the risk that our Health Insurance Marketplace products will be selected by individuals who have a higher risk profile or utilization rate or lower subsidization rate than we anticipated when we established the pricing for products on Health Insurance Marketplaces, possibly leading to financial losses.

Future changes to the ACA and other potential changes involving the functioning of the Health Insurance Marketplaces as a result of new legislation, regulation, or executive action, could materially impact our business, results of operations, and financial condition.

Failure to accurately estimate our incurred medical expenses or effectively manage our medical costs or related administrative costs could negatively affect our financial position, results of operations, and cash flows.

Our profitability depends, to a significant degree, on our ability to accurately estimate and effectively manage our medical expenses. Because the premiums are set in advance of the policy year based on a projection of future expenses, our overall financial results are sensitive to changes in our medical expenses. For example, if our medical expenses for the policy year 2020 had been one percentage point higher, this would have resulted in an approximately $13.6 million increase in our net loss after taking into account risk adjustment determinations and reinsurance. Changes in health care regulations and practices, the level of utilization of health care services, hospital and pharmaceutical costs, and to the broader competitive landscape, disasters, the potential effects of climate change, major epidemics, pandemics, or newly emergent viruses (such as COVID-19 and its variants), continued inequity and racial discrimination in the U.S. health care system, and the resulting physical and mental health costs in broader society, new medical technologies, new pharmaceuticals, increases in provider fraud, and other external factors, including general economic conditions such as inflation and unemployment levels, are generally beyond our control and could reduce our ability to accurately estimate and effectively control the costs of providing health benefits.

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

The governmental health care programs in which we participate are subject to a myriad of rules, regulations, and subregulatory guidance, as well as third party and publicly administered performance standards. For example, a portion of each Medicare Advantage plan’s reimbursement is tied to the plan’s Star Rating, as published by CMS, with those plans receiving a rating of four (4.0) or more stars eligible for quality-based bonus payments. A plan’s Star Rating affects its image in the market, and plans that perform well are able to offer enhanced benefits and market more effectively. Medicare Advantage plans with Star Ratings of five (5.0) stars are eligible for year-round open enrollment; conversely, plans with lower Star Ratings have more restricted times for enrollment of beneficiaries. Medicare Advantage plans with Star Ratings of less than three (3.0) stars for three consecutive years are denoted as “low performing” plans on the CMS website and in the CMS “Medicare and You” handbook. In addition, in 2019, CMS had its authority reinstated to terminate Medicare Advantage contracts for plans rated below three (3.0) stars for three consecutive years. As a result, Medicare Advantage plans that achieve higher Star Ratings may have competitive advantage over plans with lower Star Ratings. As of June 30, 2021, only one of our Medicare Advantage plans is eligible to receive a Star Rating for 2022. The Star Rating system is subject to change annually by CMS, which may make it more difficult to achieve and maintain three (3.0) Star Ratings or greater in the future. Our health insurance subsidiaries’ operating results, premium revenue, and benefit offerings will likely depend significantly on their Star Ratings, and there can be no assurances that we will be successful in achieving favorable Star Ratings or maintaining or improving our Star Ratings once achieved. Similarly, health care accreditation agencies such as the National Committee for Quality Assurance, or NCQA, evaluate health plans based on various criteria, including effectiveness of care and member satisfaction. Health insurers seeking accreditation from NCQA must pass a rigorous, comprehensive review, and must annually report their performance. If we fail to achieve and maintain accreditation from agencies, such as NCQA, we could lose the ability to offer our health plans on Health Insurance Marketplaces, or in certain jurisdictions, which would materially and adversely affect our results of operations, financial position, and cash flows.

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

Our business is within the public and private sectors of the U.S. health insurance system, which are evolving quickly and subject to a changing regulatory environment, and our future financial performance will depend in part on growth in the market for private health insurance, as well as our ability to adapt to regulatory developments. Changes and developments in the health insurance system in the United States could reduce demand for our services and harm our business. For example, there has been an ongoing national debate relating to the health insurance system in the United States. Certain elected officials have introduced proposals to expand the Medicare program, ranging from proposals that would create a new single-payer national health insurance program for all United States residents, replacing virtually all other sources of public and private insurance, to more incremental approaches, such as lowering the age of eligibility for the Medicare program, expanding Medicare to a larger population, or creating a new public health insurance option that would compete with private insurers. Additionally, proposals to establish a single-payer or government-run health care system at the state level are regularly introduced in states in which we operate, such as New York and California. In June 2021, Colorado passed legislation creating a public option for individual and small group plans. At the federal level, President Biden and Congress may consider other legislation and/or executive orders to change elements of the ACA. In December 2019, a federal appeals court held that the individual mandate portion of the ACA was unconstitutional and left open the question whether the remaining provisions of the ACA would be valid without the individual mandate. The Supreme Court in June 2021 held in Texas v. United States of America that the states and individuals that brought the lawsuit challenging the ACA’s individual mandate did not have standing to challenge the law, effectively ending this most recent challenge to the constitutionality of the ACA. Nevertheless, the perceived uncertainty and possible changes in the Health Insurance Marketplaces could result in reduced participation from individuals seeking insurance coverage and possible non-renewal of existing policies.

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

We are subject to extensive fraud, waste, and abuse laws that may require us to take remedial measures or give rise to lawsuits and claims against us, the outcome of which may have a material adverse effect on our business, financial condition, cash flows, or results of operations.

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

Fraud, waste and abuse prohibitions encompass a wide range of activities, including, but not limited to, kickbacks or other inducements for referral of members or for the coverage of products (such as prescription drugs) by a plan, billing for unnecessary medical services by a health care provider, payments made to excluded providers, and improper marketing and beneficiary inducements. In addition, under applicable regulatory requirements and our policies, we must take appropriate measures to determine whether there is credible evidence that any of our members, particularly those who receive federal subsidies, were enrolled by brokers without their authorization. In such cases, we conduct certain outreach procedures under our policies and refer instances of potentially unauthorized enrollment to the appropriate authorities for potential rescission, which may also entail retroactive adjustment of membership numbers. Our failure to take appropriate measures to refer cases of fraud, waste and abuse to the relevant authorities when we are required to do so may subject us to corrective actions, including regulatory enforcement, fines and penalties, adverse publicity and other effects that could materially harm our business.

The DOJ and the OIG have continuously increased their scrutiny of health care payors and providers, and Medicare Advantage insurers, under the FCA, in particular, which has led to a number of investigations, prosecutions, convictions, and settlements in the health care industry. We expect this trend to continue, particularly in light of the HHS’s December 4, 2020 announcement regarding the creation of a new False Claims Act Working Group aimed at enhancing HHS’s partnership with the DOJ to combat fraud and abuse. CMS and the OIG also periodically perform risk adjustment data validation, or RADV, audits of selected Medicare Advantage health insurance plans to validate the coding practices of, and supporting documentation maintained by health care providers. Certain of our health plans may be selected for such audits, which could in the future result in retrospective adjustments to payments made to our health plans, fines, corrective action plans, or other adverse action by CMS. On November 24, 2020, CMS issued a final rule that amends the RADV program by: (i) revising the methodology for error rate calculations beginning with the 2019 benefit year; and (ii) changing the way CMS applies RADV results to risk adjustment transfers beginning with the 2020 benefit year. According to CMS, these changes are designed to give insurers more stability and predictability with respect to the RADV program and promote fairness in how health insurers receive adjustments. However, the future impact of these changes remains unclear, and such changes may ultimately increase financial recoveries from the government’s ability to retrospectively claw back or recover funds from health insurers.

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

From time to time, health care providers assert, or threaten to assert, claims seeking to terminate provider agreements. If a provider agreement were terminated, such termination could adversely impact the adequacy of our network to service our members, and may put us at risk of non-compliance with applicable federal and state laws. If we are unable to retain our current provider contract terms or enter into new provider contracts timely or on favorable terms, our profitability may be harmed. In addition, from time to time, we are subject to class action or other lawsuits by health care providers with respect to claims payment procedures, reimbursement policies, network participation, or similar matters. In addition, regardless of whether any such lawsuits brought against us are successful or have merit, they will be time-consuming and costly, and could have an adverse impact on our reputation. As a result, under such circumstances, we may be unable to operate our business effectively.

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

We currently derive substantially all of our revenue from direct policy premiums and recognize premium revenue over the period that coverage is effective. For the year ended December 31, 2020 and the three and six months ended June 30, 2021, approximately 40%, 29% and 30% of our direct policy premiums, respectively, were collected directly from our members, and approximately 60%, 71% and 70% of our direct policy premiums, respectively, were collected from CMS as part of the APTC program. There can be no assurance that we will receive premiums in advance of or by the end of a given coverage period. Moreover, actions taken by state and federal governments could increase the likelihood of delay in our receipt of premiums. For example, in response to the COVID-19 pandemic, state insurance departments, including in states in which we operate, issued guidelines, recommendations, and moratoria around policy cancellations and non-renewals due to non-payment. In certain states, departments urged insurers to consider actions that included relaxing due dates for premium payments, extending grace periods, waiving late fees and penalties, and allowing premium payment plans to avoid a lapse in coverage. Certain states also prohibited insurers from terminating plans due to non-payment until a specified date. If such guidelines, recommendations, and moratoria were to remain in place for an extended period of time or if similar measures were introduced due to a resurgence of COVID-19 or for other reasons, including unanticipated public health or economic crises, our receipt of premiums, if any, could be significantly delayed, which could have a material adverse effect on our business, operations, cash flows, or earnings.

We make virtual health care services available to our members through Oscar Medical Group, in which we do not own any equity or voting interest, and our virtual care availability may be disrupted if our arrangements with providers like the Oscar Medical Group become subject to legal challenges.

Pursuant to state corporate practice of medicine laws, many states in which we operate through our subsidiaries limit the practice of medicine to licensed individuals or professional organizations owned by licensed individuals, and business corporations generally may not exercise control over the medical decisions of physicians. Statutes and regulations relating to the corporate practice of medicine, fee-splitting between physicians and referral sources, and similar issues, vary widely from state to state. As of June 30, 2021, Oscar Management Corporation, one of our subsidiaries, has management services agreements with three physician-owned professional corporations, known collectively as the Oscar Medical Group. Each of the professional corporations comprising the Oscar Medical Group is wholly owned by one physician licensed in California, Florida, and New York who oversees the operation of the Oscar Medical Group in his capacity as President and sole director of each Oscar Medical Group professional corporation. He also serves as a consultant to Oscar Management Corporation. Ownership of the professional corporations comprising the Oscar Medical Group is in the process of being transferred to another physician. Under the terms of the management services agreements between Oscar Management Corporation and the Oscar Medical Group, the Oscar Medical Group retains sole responsibility for all medical decisions, as well as for hiring and managing physicians and other licensed health care providers, developing operating policies and procedures, and implementing professional standards and controls. We believe that our services operations comply with applicable state statutes and regulations regarding corporate practice of medicine, fee-splitting, and similar issues. However, regulatory authorities and other parties may assert that, despite the management services agreements and other arrangements through which we operate, we are engaged in the prohibited corporate practice of medicine, that our arrangements constitute unlawful fee-splitting, or that other similar issues exist. To that end, many of the laws, rules, and regulations with respect to corporate practice of medicine are ambiguous and have not been well-interpreted by applicable regulatory agencies or the courts. Moreover, we cannot predict whether changes will be made to existing laws, regulations, or interpretations, or whether new ones will be enacted or adopted, which could cause us to be out of compliance with these requirements. If that were to occur, we could be subject to civil and/or criminal penalties, our agreements could be found legally invalid and unenforceable (in whole or in part), or we could be required to restructure our contractual arrangements, any of which could have a material adverse effect on our results of operations, financial position, or cash flows.

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

We launched our business in 2012 and have a limited operating history. As of June 30, 2021, our insurance subsidiaries operate in 18 states, 15 of which we expanded to since 2017. Due to our limited operating history and the rapid growth we have experienced since we began operations, there is greater uncertainty in estimating our operating results, and our historical results may not be indicative of, or comparable to, our future results. In addition, we have limited data to validate key aspects of our business model, including our growth strategy. For example, in 2020 we entered into an exclusive strategic partnership with Cigna to offer differentiated health solutions to small businesses. As a relatively new entrant in this market, we have limited experience and are unable to predict whether we will be able to effectively and consistently provide solutions that are tailored to the budgets of small businesses and to the health needs of their employees. We cannot provide any assurance that the data we collect will provide useful measures for evaluating our business model. Moreover, we cannot provide any assurance that partnerships or joint ventures we enter into in the future will perform as well as historical partnerships or expectations. Our inability to adequately assess our performance and growth could have a material adverse effect on our brand, reputation, business, financial condition, and results of operations.

Our revenue depends on the direct policy premiums we collect from members who obtain health care services from a limited number of in-network providers, and the loss of any of these providers could result in a material reduction of our membership, which would adversely impact our revenue and operating results.

Almost all of our revenue depends on the direct policy premiums we collect from members or from the federal government on behalf of our members who obtain health care services from a limited number of providers with whom we contract. We generally manage our provider contracts on a state-by-state basis, entering into separate contracts in each state with local affiliates of a particular provider, such that no one local provider contract receives a majority of our allowed medical costs for services rendered to our members. When aggregating the payments we make to each provider through its local affiliates, AdventHealth, Tenet Healthcare Corporation, and HCA Healthcare accounted for a total of approximately 11%, 9%, and 7%, respectively, of total allowable medical costs for the year ended December 31, 2020, AdventHealth, HCA Healthcare, and Tenet Healthcare Corporation accounted for a total of approximately 21%, 9% and 5%, respectively, of total allowable medical costs for the three months ended June 30, 2021, and AdventHealth, HCA Healthcare, and Tenet Healthcare Corporation accounted for approximately 20%, 9% and 5%, respectively, of total allowable medical costs for the six months ended June 30, 2021. We believe that a majority of our revenue will continue to be derived from direct policy premiums obtained from members who receive services from a concentrated number of providers. These providers may terminate or seek to terminate their contracts with us in the future. The sudden loss of any of our providers or the renegotiation of any of our provider contracts could adversely impact our reputation or the quality of our provider networks, which could result in a loss of a membership that adversely affects our revenue and operating results. In the ordinary course of business, we engage in active discussions and renegotiations with providers in respect of the terms of our provider contracts. Certain of our providers may seek to renegotiate or terminate their agreements with us for a variety of reasons, including in response to higher-than-expected health care costs and other market dynamics or financial pressures. These discussions could result in reductions to the fees and changes to the scope of services contemplated by our original provider agreements and, consequently, could negatively impact our revenues, business, and prospects.

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

We seek to ensure our direct policy premiums appropriately account for anticipated changes in utilization. However, our ability to do so accurately is limited by the changing nature of COVID-19 infection rates, the mutation of the COVID-19-causing virus into more infectious strains, uncertainties relating to the widespread administration of COVID-19 vaccines, the effectiveness of those vaccines against novel virus strains, and the evolving clinical understanding of COVID-19’s post-acute, long-term impacts on health. We have experienced depressed non-COVID-19 related medical costs as a result of the pandemic and changes to the way our members utilize care. As vaccination rates have increased nationally, members have begun to resume their utilization of healthcare, resulting in increased medical claims expenses. However, this trend may reverse if vaccination rates stall, COVID-19 variants continue to proliferate, or COVID-19 vaccines are not effective against new strains or become less effective over time. Additionally, as a result of legislative mandates and trends, we may be unable to fully implement clinical initiatives to manage health care costs and chronic conditions of our members and appropriately document their health risks and diagnoses to substantiate payments we may be entitled to under federal and state risk adjustment programs.

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

State and federal governments have promulgated regulatory changes requiring us to relax premium collection practices, and cover health care costs for members for which we would not typically be responsible. For example, the Families First Coronavirus Response Act (the FFCRA), as amended by the CARES Act, requires member health care expenses incurred during a visit to evaluate the need for or obtain COVID-19 diagnostic testing to be borne entirely by us. Certain states, such as New York and New Jersey, require us to cover all costs of members’ receipt of medical care via telemedicine from any in-network provider. New large-scale outbreaks of COVID-19 and its variants may result in additional regulation in our states of operation, which could limit our ability to collect unpaid premiums. In addition, we have expanded benefit coverage in areas such as COVID-19 care and testing, telemedicine, and pharmacy benefits; offered additional enrollment opportunities to those who previously declined employer-sponsored offerings; extended certain premium payment terms for customers experiencing financial hardship; simplified administrative practices; and accelerated payments to care providers, all with the aim of assisting our customers, providers and members in addressing the impacts of the COVID-19 pandemic. Such measures and any further steps taken by us, could adversely impact our financial results.

The spread and impact of COVID-19 and its variants, or actions taken to mitigate this spread, could also have a material and adverse effect on our ability to operate effectively, including as a result of the complete or partial closure of facilities or labor shortages. Disruptions in public and private infrastructure, including communications, availability of in-person sales and marketing channels, financial services and supply chains, could materially and adversely disrupt our normal business operations. We have transitioned most of our employee population to a remote work environment in an effort to mitigate the spread of COVID-19, as have a number of our third-party service providers, which may exacerbate certain risks to our business, including increased risk of phishing and other cybersecurity attacks, and increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our members or other third-parties.

The outbreak of COVID-19 has also severely impacted global economic activity, and further outbreaks may adversely impact our members, partners and service providers, and cause significant volatility in the financial markets. These developments may adversely affect the timing of member premium or commercial service fee collections and corresponding payments, the ability of third parties to provide services to us, the value of our investment portfolio, and our access to capital.

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

We enter into reinsurance arrangements to reduce our risk and capital and surplus requirements, which enables us to more efficiently deploy capital to finance our growth. For 2020, we utilized quota share reinsurance arrangements with Axa France Vie and Berkshire Hathaway Specialty Insurance Company, and for 2021, we entered into quota share reinsurance arrangements with Axa France Vie and Canada Life. We have terminated our reinsurance arrangements with Canada Life, effective as of April 1, 2021. Our reinsurers are entitled to a portion of our premiums, but also share financial responsibility for health care costs incurred by our members. Under our reinsurance arrangements for 2021 with Axa France Vie, which each have terms of three years, all premiums and claims ceded under our quota share arrangements are shared proportionally with Axa France Vie. Our decisions on claims payments are binding on the reinsurer with the exception of any payments by us that are not required to be made under the member’s policy.

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

We are subject to risks associated with our geographic concentration, including unanticipated changes in population morbidity, which could significantly increase utilization rates and medical costs.

Large-scale changes in health care utilization or increases in medical costs can take many forms and may be associated with widespread natural disasters, illness, or medical conditions. The states in which we operate that have the largest concentrations of revenues include Florida, California and Texas. Due to the geographic concentration of our business, we are exposed to heightened risks of potential losses resulting from regional factors. For example, natural disasters, such as a major earthquake, wildfire, or hurricane, affecting regions or states in which we operate, could have a significant impact on the health of a large number of our covered members. Other conditions that could impact our members include a virulent influenza season or epidemic or pandemic, newly emergent mosquito-borne illnesses, such as the Zika virus, the West Nile virus, or the Chikungunya virus, or new viruses such as COVID-19 and its variants. In addition, federal and state law enforcement officials have issued warnings in the past, and may do so in the future, about potential terrorist activity involving biological or other weapons of mass destruction.

All of these conditions, and others, could have a significant impact on the health of the population of wide-spread areas. We seek to ensure our premiums appropriately account for anticipated changes in utilization, including seasonal items, such as the flu. However, if any of the regions or states in which we operate were to experience a large-scale natural disaster, a viral epidemic or pandemic, a significant terrorism attack, or some other large-scale event affecting the health of a large number of our members, utilization rates and our covered medical expenses in such regions or states would rise, which could have a material adverse effect on our business, financial condition, cash flows, or results of operations. Additionally, such natural disasters, epidemics, or pandemics could lead to regulatory changes which may force us to cover health care costs for members for which we would not typically be responsible. For example, states experiencing pandemics or natural disasters such as wildfires and hurricanes may promulgate emergency regulations requiring insurers to relax prior authorization requirements, remove prescription drug refill limitations, and cover out-of-network care. In addition, as a result of our geographic concentration, we face heightened exposure to the other risk factors described herein to the extent such risk factors disproportionately materialize in or impact the regions in which our operations are concentrated

We are subject to risks associated with outsourcing services and functions to third parties.

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

From time to time, we are a defendant in lawsuits and the subject of regulatory actions, and are subject to audits and investigations relating to our business, including, without limitation, claims by members alleging failure to provide coverage or pay for or authorize payment for health care, claims related to non-payment or insufficient payments for out-of-network services by providers, claims of trademark and other intellectual property infringement, claims alleging bad faith, claims relating to sales, marketing and other business practices, inquiries regarding our submission of risk adjustment data, enforcement actions by state regulatory bodies alleging non-compliance with state law, and claims related to the imposition of new taxes, including, but not limited to, claims that may have retroactive application. We also may receive subpoenas and other requests for information from various federal and state agencies, regulatory authorities, state Attorneys General, committees, subcommittees, and members of the U.S. Congress and other state, federal, and international governmental authorities. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business and financial position, results of operations, and/or cash flows, and may affect our reputation and brand. In addition, regardless of the outcome of any litigation or regulatory proceedings, investigations, audits, or reviews, responding to such matters is costly and time consuming, and requires significant attention from our management, and could, therefore, harm our business and financial position, results of operations or cash flows. Insurance may not cover such claims, may not provide sufficient payments to cover all of the costs to resolve one or more such claims, and may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely affect our results of operations and cash flows, thereby harming our business.

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

Our success depends upon the continued service of Mario Schlosser, our Co-Founder, Chief Executive Officer and a member of our board of directors, and Joshua Kushner, our Co-Founder, Vice Chairman and a member of our board of directors, the members of our senior management team, highly-specialized insurance experts, and key technical employees, as well as our ability to continue to attract and retain additional highly qualified personnel. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain, and integrate highly skilled personnel for all areas of our business. If we are unable to attract the requisite personnel, our business, and prospects may be adversely affected. Each of our Co-Founders, members of our senior management team, specialized technology and insurance experts, key technical personnel, and other employees could terminate their relationship with us at any time. The loss of our Co-Founders or any other member of our senior management team, specialized technology and insurance experts, or key personnel might significantly delay or prevent the achievement of our strategic business objectives and could harm our business. In addition, much of our essential technology and infrastructure are custom-made for our business by our personnel. The loss of key technology personnel, including members of management, as well as our engineering and product development personnel, could disrupt our operations and harm our business. We also rely on a small number of highly-specialized insurance experts, the loss of any one of whom could have a disproportionate impact on our business. Competition in our industry for qualified employees is intense. Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees, and retaining and motivating our existing employees. Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to hire new employees and to retain, motivate, and incentivize existing employees. For example, since the completion of our IPO through June 30, 2021, our closing stock price ranged from a high of $36.77 to a low of $20.51. Additionally, if and when the stock options or other equity awards are substantially vested, employees under such equity arrangements may be more likely to leave, particularly when the underlying shares have seen a value appreciation.

We face significant competition for personnel, including in New York, where our headquarters is located. To attract and retain top talent, we have to offer, and believe we will need to continue to offer, competitive compensation and benefits packages, including equity compensation. We may also need to increase our employee compensation levels in response to competitor actions. If we are unable to retain highly qualified personnel or hire new employees quickly enough to meet our needs, or otherwise fail to effectively manage our hiring needs or successfully integrate new hires, including our recently hired management team members, our efficiency, ability to meet forecasts and our employee morale, productivity, and retention could suffer, which in turn could have an adverse effect on our business, results of operations, and financial condition.

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

As part of our normal operations, we and our partners and other third parties with whom we collaborate routinely collect, process, store, and transmit large amounts of data, including PHI subject to HIPAA and other federal and state laws and regulations, as well as proprietary or confidential information relating to our business or third parties, including our members, providers, and vendors. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks, as well as a result of an increase in work-from-home arrangements due to the COVID-19 pandemic. Hackers and data thieves are increasingly sophisticated and operating large-scale and complex automated attacks. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures, develop additional protocols and/or investigate and remediate any information security vulnerabilities.

Our information technology systems and safety control systems are subject to a growing number of threats from computer programmers, hackers, and other adversaries that may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions, or cause damage, security issues, or shutdowns. They also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our systems or otherwise exploit security vulnerabilities. Because the techniques used to circumvent, gain access to, or sabotage security systems, can be highly sophisticated and change frequently, they often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world. We may be unable to anticipate these techniques or implement adequate preventive measures, resulting in potential data loss and damage to our systems. Our systems are also subject to compromise from internal threats such as improper action by employees, including malicious insiders, or by vendors, counterparties, and other third parties with otherwise legitimate access to our systems. Our policies, employee training (including security awareness training), procedures, and technical safeguards may not prevent all improper access to our network or proprietary or confidential information by employees, vendors, counterparties, or other third parties. Our facilities may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, misplaced or lost data, human errors, or other similar events that could negatively affect our systems, and our and our members’ data. Additionally, our third-party service providers who process information on our behalf may cause security breaches for which we are potentially liable.

Moreover, we face the ongoing challenge of managing access controls in a complex environment. The process of enhancing our protective measures can itself create a risk of systems disruptions and security issues. Given the breadth of our operations and the increasing sophistication of cyber-attacks, a particular incident could occur and persist for an extended period of time before being detected. The extent of a particular cyber-attack and the steps that we may need to take to investigate the attack may take a significant amount of time and resources before such an investigation could be completed and full and reliable information about the incident is known. During such time, the extent of any harm or how best to remediate it might not be known, which could further increase the risks, costs, and consequences of a data security incident. In addition, our systems must be routinely updated, patched, and upgraded to protect against known vulnerabilities. The volume of new software vulnerabilities has increased substantially, as has the importance of patches and other remedial measures. In addition to remediating newly identified vulnerabilities, previously identified vulnerabilities must also be updated. We are at risk that cyber-attackers exploit these known vulnerabilities before they have been addressed. The complexity of our systems and platforms, the increased frequency at which vendors are issuing security patches to their products, our need to test patches, and, in some instances, coordinate with third-parties before they can be deployed, all could further increase our risks.

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

Our operations depend significantly on effective information systems. The information gathered and processed by our information systems assists us in, among other things, monitoring utilization and other cost factors, processing provider claims, and providing data to our regulators. Our health care providers also depend upon our information systems for membership verifications, claims status, and other information. We partner with third parties, including Amazon, Atlassian, inContact, and Google, to support our information technology systems. Our information systems and applications require continual maintenance, upgrading, and enhancement to meet our current and expected operational needs and regulatory requirements. If we underestimate the need to expand or experience difficulties with the transition to or from information systems or do not appropriately plan, integrate, maintain, enhance, or expand our information systems, we could suffer, among other things, operational disruptions, loss of existing members and difficulty in attracting new members, regulatory enforcement, and increases in administrative expenses. In addition, our ability to integrate and manage our information systems may be impaired as the result of events outside our control, including acts of nature, such as earthquakes or fires, or acts of terrorism. Also, we may from time to time obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable if such third parties discontinue such services or fail to perform adequately.

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

As of June 30, 2021, we had no outstanding indebtedness. We may incur additional indebtedness in the future, including borrowings under the Revolving Credit Facility. Our future indebtedness, including borrowings, if any, under the Revolving Credit Facility, could have significant effects on our business, such as:

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

Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of June 30, 2021, the holders of our outstanding Class B common stock, which consist of Thrive Capital and our Co-Founders, beneficially own 18.9% of our outstanding capital stock and hold 82.3% of the voting power of our outstanding capital stock. Thrive Capital and Joshua Kushner (as the sole managing member of the Thrive General Partners), in particular, beneficially own 15.8%of our outstanding capital stock and hold 75.1% of the voting power of our outstanding capital stock as of June 30, 2021. Because of the 20-to-one voting ratio between our Class B common stock and Class A common stock, the holders of Class B common stock, in particular Thrive Capital and Joshua Kushner (as the sole managing member of the Thrive General Partners), collectively control over a majority of the combined voting power of all of our Class A common stock and Class B common stock and therefore will continue to be able to control all matters submitted to our stockholders for approval until a significant portion of such shares of outstanding Class B common stock have been converted to shares of Class A common stock. This concentrated control limits or precludes the ability of our other investors to influence corporate matters for the foreseeable future. For example, Thrive Capital and our Co-Founders have sufficient voting power to determine the outcome with respect to elections of directors, amendments to our certificate of incorporation, amendments to our bylaws that are subject to a stockholder vote, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval for the foreseeable future. In addition, this concentrated control may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. This control may also adversely affect the market price of our Class A common stock.

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

The Founders Awards became effective upon the completion of the IPO. Mr. Schlosser’s Founders Award consists of PSUs that cover 4,229,853 shares of Class A common stock, and Mr. Kushner’s Founders Award consists of PSUs that cover 2,114,926 shares of Class A common stock. Each Founders Award will be eligible to vest based on the achievement of five pre-determined stock price goals ranging from $90.00 to $270.00 per share over a seven-year period following the closing of our IPO. Half of each Founders Award will become earned based on the achievement of such stock price goals (measured as a volume-weighted average stock price over 180 days) at any time between the second and seventh anniversaries of the closing of our IPO. The remaining half of each Founders Award also will become earned based on achieving the same stock price goals, but the period for measuring the achievement of those goals will be scaled between the second and seventh anniversaries of the closing of our IPO. Any PSUs that become earned PSUs will vest on an applicable vesting date between the third and seventh anniversaries of the closing of our IPO. Any PSUs that do not vest prior to or on the seven-year anniversary of the grant date automatically will be terminated without consideration. The PSUs are subject to certain vesting acceleration terms. We will record substantial stock-compensation expense for the Founders Awards. As of June 30, 2021, the amount of unrecognized compensation expense for the PSUs is $83.4 million, which is expected to be recognized over a weighted-average period of 4.3 years.

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

As of June 30, 2021, Thrive Capital and Joshua Kushner (as the sole managing member of the Thrive General Partners) control approximately 75.1% of the combined voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

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

The sale of substantial amounts of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of June 30, 2021, a total of 172,454,211 shares of our Class A common stock and 35,115,807 shares of Class B common stock are issued and outstanding.

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

We, our executive officers, directors, and the holders of substantially all of our outstanding stock have entered into lock-up agreements with the underwriters of our IPO that, subject to certain exceptions, restrict the sale of the shares of our Class A common stock and certain other securities held by them until the earlier of 180 days following the date of our IPO and the opening of trading on the second trading day immediately following our public release of earnings for the second quarter following the most recent period for which financial statements were included in the Prospectus. The lock-up agreements will expire on the opening of trading on August 16, 2021, and substantially all such shares will be eligible for resale in the public market subject, in the case of shares held by our affiliates, to volume, manner of sale, and other limitations. Prior to such date, Goldman Sachs & Co. LLC may, in its sole discretion and at any time without notice, release all or any portion of the shares or securities subject to any such lock-up agreements

As restrictions on resale end, the market price of our shares of Class A common stock could drop significantly if the holders of such restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

Purchase of Equity Securities by the Issuer or an Affiliated Purchaser

In June 2021, we exercised our right to repurchase 190 unvested shares related to the early exercise of stock options under the 2012 Plan. The unvested shares were repurchased from an employee in connection with the termination of their service in exchange for $1,807 cash and were canceled upon completion of the repurchase.

Use of Proceeds

On March 5, 2021, we completed our IPO, in which we issued and sold 36,391,946 shares of our Class A Common Stock. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-252809), as amended (the “Registration Statement”), declared effective by the SEC on March 2, 2021.

The net proceeds from our IPO have been used in part to repay in full outstanding borrowings, including fees and expenses, under our Term Loan Facility, with the remainder maintained in cash, cash equivalents and investment grade, interest-bearing instruments. There has been no material change in the expected use of the net proceeds from our IPO as described in our Prospectus.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Oscar Health, Inc.	8-K	001-40154	3.1	3/8/2021
3.2	Amended and Restated Bylaws of Oscar Health Inc.	8-K	001-40154	3.2	3/8/2021
4.1	Specimen Common Stock Certificate of Oscar Health, Inc.	S-1/A	333-252809	4.1	2/22/2021
10.1	Amendment to Employment Agreement, by and between Oscar Health, Inc., Oscar Management Corporation and R. Scott Blackley, dated July 13, 2021					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (as formatted as					*

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSCAR HEALTH, INC.

Date: August 13, 2021	By:	/s/ Mario Schlosser
Mario Schlosser
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ R. Scott Blackley
R. Scott Blackley
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)