Form 10-Q
period 2021-09-30
Oscar Health, Inc.
filed 2021-11-12
CIK 1568651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2021, 174,400,003 shares of the registrant's Class A common stock, par value $0.00001 per share, and 35,115,807 shares of the registrant's Class B Common Stock, par value $0.00001 per share, were outstanding.

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
•“health insurance subsidiary” refers to any subsidiary of Oscar Health, Inc. that has applied for or received a license, certification or authorization to sell health plans by any state Department of Insurance, Department of Financial Services, Department of Health, or comparable regulatory authority. As of September 30, 2021, Oscar Health, Inc. had 14 health insurance subsidiaries.
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
•“member” refers to any individual covered by any of our health plans. A member covered under more than one of our health plans counts as a single member for the purposes of this metric. Our membership is measured as of a particular point in time and may be affected by enrollment changes, including retroactive disenrollments.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Oscar Health, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2021	December 31, 2020
Assets:
Current Assets:
Cash and cash equivalents	$1,076,699	$826,326
Short-term investments	586,954	366,387
Premium and other receivables	117,534	65,322
Risk adjustment transfer receivable	43,099	31,157
Accrued investment income	3,086	1,862
Balances due from reinsurance programs	413,789	579,393
Total current assets	2,241,161	1,870,447
Property, equipment, and capitalized software, net	43,376	35,812
Long-term investments	838,273	325,740
Restricted deposits	27,757	26,478
Other assets	18,828	13,136
Net deferred tax asset	485	493
Total Assets	$3,169,880	$2,272,106

Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current Liabilities:
Benefits payable	$497,324	$311,914
Risk adjustment transfer payable	613,230	716,370
Premium deficiency reserve	69,432	84,571
Unearned premiums	56,175	71,904
Accounts payable and accrued liabilities	159,196	137,524
Reinsurance payable	221,311	343,313
Total current liabilities	1,616,668	1,665,596
Long-term debt	—	142,487
Warrant liabilities	—	15,005
Total liabilities	$1,616,668	$1,823,088
Commitments and contingencies (Note 15)
Convertible Preferred Stock, $0.00001 par value; 407,156,831 shares authorized; 400,904,302 shares issued and outstanding as of December 31, 2020	—	1,744,911
Stockholders' Equity (Deficit)
Preferred stock, $0.00001 par value; 82,500,000 shares authorized, none issued or outstanding as of September 30, 2021	—	—
Class A common stock, $0.00001 par value; 825,000,000 shares authorized, 174,056,898 shares issued and outstanding as of September 30, 2021	2	—
Class B common stock, $0.00001 par value; 82,500,000 shares authorized, 35,115,807 shares issued and outstanding as of September 30, 2021	—	—
Series A common stock, $0.00001 par value, 680,000,000 shares authorized; 8,291,917 issued and outstanding as of December 31, 2020; Series B common stock, $0.00001 par value, 69,487,963 shares authorized; 23,162,654 shares issued and outstanding as of December 31, 2020; Series C common stock, $0.00001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2020	—	2
Treasury stock (314,600 shares as of September 30, 2021 and December 31, 2020)	(2,923)	(2,923)
Additional paid-in capital	3,356,406	133,255
Accumulated deficit	(1,800,290)	(1,427,106)
Accumulated other comprehensive income (loss)	17	879
Total Stockholders’ Equity (Deficit)	1,553,212	(1,295,893)
Total Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)	$3,169,880	$2,272,106
See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Premiums before ceded reinsurance	$673,460	$414,505	$2,007,486	$1,232,493
Reinsurance premiums ceded	(231,717)	(315,360)	(669,047)	(934,373)
Premiums earned	441,743	99,145	1,338,439	298,120
Investment income and other revenue	2,236	2,555	4,209	7,008
Total revenue	443,979	101,700	1,342,648	305,128

Operating Expenses
Claims incurred, net	453,576	85,392	1,141,503	225,120
Other insurance costs	111,302	38,674	285,929	119,222
General and administrative expenses	61,267	36,546	175,240	104,379
Federal and state assessments	35,453	20,469	102,841	61,724
Health insurance industry fee	—	4,813	—	14,438
Premium deficiency reserve release	(4,675)	(4,064)	(15,139)	(4,326)
Total operating expenses	656,923	181,830	1,690,374	520,557
Loss from operations	(212,944)	(80,130)	(347,726)	(215,429)
Interest expense	398	—	4,323	—
Loss on extinguishment of debt	—	—	20,178	—
Loss before income taxes	(213,342)	(80,130)	(372,227)	(215,429)
Income tax (benefit) provision	(597)	(998)	957	1,526
Net loss	$(212,745)	$(79,132)	$(373,184)	$(216,955)

Earnings (Loss) per Share
Net loss per share, basic and diluted	$(1.02)	$(2.72)	$(2.21)	$(7.50)
Weighted average common shares outstanding, basic and diluted	208,159,343	29,042,932	168,585,157	28,941,215

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(212,745)	$(79,132)	$(373,184)	$(216,955)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	57	(1,002)	(862)	1,219
Comprehensive loss	$(212,688)	$(80,134)	$(374,046)	$(215,736)

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock (Series A/Series B)		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
December 31, 2020	400,904,302	1,744,911	31,409,202	2	—	—	—	—	(2,923)	133,255	(1,427,106)	879	(1,295,893)
Conversion of pre-IPO shares to Class A and Class B common stock	(400,904,302)	(1,744,911)	(31,409,202)	(2)	130,280,651	1	35,115,807	—	—	1,744,911	—	—	1,744,910
Issuance of common stock upon IPO, net of underwriting discount	—	—	—	—	36,391,946	1	—	—	—	1,338,874	—	—	1,338,875
Issuance of common stock upon exercise of warrants and call options	—	—	—	—	1,115,973	—	—	—	—	37,071	—	—	37,071
Issuance of common stock upon exercise of options	—	—	—	—	4,272,060	—	—	—	—	29,805	—	—	29,805
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	19,115	—	—	19,115
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	—	—	—	—	—	(275)	(275)
Net loss	—	—	—	—	—	—	—	—	—	—	(87,371)	—	(87,371)
March 31, 2021	—	—	—	—	172,060,630	2	35,115,807	—	(2,923)	3,303,031	(1,514,477)	604	1,786,237
Issuance of common stock upon exercise of options	—	—	—	—	393,581	—	—	—	—	3,033	—	—	3,033
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	18,273	—	—	18,273
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	—	—	—	—	—	(644)	(644)
Net loss	—	—	—	—	—	—	—	—	—	—	(73,068)	—	(73,068)
June 30, 2021	—	—	—	—	172,454,211	2	35,115,807	—	(2,923)	3,324,337	(1,587,545)	(40)	1,733,831
Issuance of common stock from equity incentive plans	—	—	—	—	1,602,687	—	—	—	—	11,429	—	—	11,429
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	20,640	—	—	20,640
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	—	—	—	—	—	57	57
Net loss	—	—	—	—	—	—	—	—	—	—	(212,745)	—	(212,745)
September 30, 2021	—	—	—	—	174,056,898	2	35,115,807	—	(2,923)	3,356,406	(1,800,290)	17	1,553,212

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) (continued)
(in thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock (Series A/Series B)
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
December 31, 2019	335,625,349	1,295,744	28,840,849	2	(2,923)	70,673	(1,012,863)	(27)	(945,138)
Issuance of common stock upon exercise of options	—	—	55,226	—	—	443	—	—	443
Stock-based compensation expense	—	—	—	—	—	8,096	—	—	8,096
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	—	1,529	1,529
Net loss	—	—	—	—	—	—	(96,879)	—	(96,879)
March 31, 2020	335,625,349	1,295,744	28,896,075	2	(2,923)	79,212	(1,109,742)	1,502	(1,031,949)
Issuance of common stock upon exercise of options	—	—	41,972	—	—	322	—	—	322
Stock-based compensation expense	—	—	—	—	—	6,601	—	—	6,601
Stock Issued	37,287,281	210,943	—	—	—	—	—	—	—
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	—	692	692
Net loss	—	—	—	—	—	—	(40,944)	—	(40,944)
June 30, 2020	372,912,630	1,506,687	28,938,047	2	(2,923)	86,135	(1,150,686)	2,194	(1,065,278)
Issuance of common stock upon exercise of options	—	—	294,952	—	—	1,238	—	—	1,238
Stock-based compensation expense	—	—	—	—	—	7,287	—	—	7,287
Stock issued	—	—	—	—	—	—	—	—	—
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	—	(1,002)	(1,002)
Net loss	—	—	—	—	—	—	(79,132)	—	(79,132)
September 30, 2020	372,912,630	1,506,687	29,232,999	2	(2,923)	94,660	(1,229,818)	1,192	(1,136,887)

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(373,184)	$(216,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred taxes	8	—
Net realized gain on sale of financial instruments	(268)	(936)
(Gain) loss on fair value of warrant liabilities	12,856	(509)
Depreciation and amortization expense	10,635	7,990
Amortization of debt issuance costs	329	—
Stock-based compensation expense	58,028	21,984
Investment amortization, net of accretion	5,490	1,511
Debt extinguishment loss	20,178	—
Changes in assets and liabilities:
(Increase) / decrease in:
Premium and other receivables	(52,211)	(37,806)
Risk adjustment transfer receivable	(11,941)	(21,303)
Accrued investment income	(1,224)	(484)
Balances due from reinsurance programs	165,604	(127,519)
Other assets	(5,210)	(7,517)
Increase / (decrease) in:
Benefits payable	185,410	119,955
Unearned premiums	(15,729)	32,315
Premium deficiency reserve	(15,139)	(4,326)
Accounts payable and accrued liabilities	25,287	26,050
Reinsurance payable	(122,003)	109,143
Risk adjustment transfer payable	(103,140)	232,156
Net cash (used in) provided by operating activities	(216,224)	133,749
Cash flows from investing activities:
Purchase of investments	(1,525,908)	(838,927)
Sale of investments	422,030	370,133
Maturity of investments	364,254	120,860
Purchase of property, equipment and capitalized software	(18,679)	(10,696)
Change in restricted deposits	3,625	(723)
Net cash used in investing activities	(754,678)	(359,353)
Cash flows from financing activities:
Debt prepayment	(153,173)	—
Debt extinguishment costs	(12,994)	—
Proceeds from IPO, net of underwriting discounts	1,348,321	—
Offering costs from IPO	(9,447)	—
Convertible preferred stock and call option issuances	—	224,431
Proceeds from exercise of warrants and call options	9,191	—
Proceeds from exercise of stock options	43,841	2,003
Net cash provided by financing activities	1,225,739	226,434
Increase in cash, cash equivalents and restricted cash equivalents	254,837	830
Cash, cash equivalents, restricted cash and cash equivalents—beginning of period	843,105	353,380
Cash, cash equivalents, restricted cash and cash equivalents—end of period	1,097,942	354,210

Cash and cash equivalents	1,076,699	337,409
Restricted cash and cash equivalents included in restricted deposits	21,243	16,801
Total cash, cash equivalents and restricted cash and cash equivalents	$1,097,942	$354,210

Oscar Health, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited) (Continued)

Supplemental Disclosures:
Interest payments	$3,994	$—
Income tax payments	$936	$1,918

Non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$1,744,914	$—
Net exercise of preferred stock warrants to preferred stock upon initial public offering	$28,248	$—
Adjustment to fair value of preferred stock warrant liability upon initial public offering	$13,243	$—

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

2.    RECENT ACCOUNTING PRONOUNCEMENTS

The Company currently qualifies as an emerging growth company ("EGC") under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) which, amongst other things, allows for reduced disclosure requirements and an extended transition period for the implementation of new or revised accounting pronouncements. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. As of September 30, 2021, the Company has exceeded the maximum annual revenue threshold for EGCs and expects that it will lose EGC status as of December 31, 2021. As a result, the Company will be required to comply with public company disclosure requirements applicable to registrants that have exited EGC status, including the implementation of previously deferred accounting pronouncements, as of December 31, 2021.
Accounting Pronouncements - Not Yet Adopted
In February 2016, the FASB issued ASU 2016- 02, Leases (Topic 842). The ASU requires lessees to recognize a right-of-use asset and a lease liability for all leases with an initial term in excess of twelve months. The asset reflects the present value of unpaid lease payments coupled with initial direct costs, prepaid lease payments and lease incentives. The amount of the lease liability is calculated as the present value of unpaid lease payments. The Company is currently in the process of finalizing the key data inputs required to calculate the financial statement impact of the new guidance. The adoption of this guidance was deferred under the extended transition period provided to EGCs. The Company expects to adopt this guidance as of January 1, 2021 in its December 31, 2021 financial statements using the modified retrospective method of adoption.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The ASU provides new guidance for estimating credit losses on certain types of financial instruments by introducing an approach based on expected losses. The Company is currently in the implementation phase of adoption and is evaluating the effects of the standard on its financial statements. The adoption of this guidance was deferred under the extended transition period provided to EGCs. The Company expects to adopt this guidance as of January 1, 2021 in its December 31, 2021 financial statements using the modified retrospective method of adoption.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions for investments, intra-period allocations and interim calculations and include additional guidance in order to reduce complexity in accounting for income taxes. The Company is currently evaluating the effects of the standard on its financial statements. The guidance is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted.

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

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Direct policy premiums	$895,407	$584,811	$2,554,296	$1,737,267
Assumed premiums	3,830	—	9,426	—
Direct and assumed premiums	899,237	584,811	2,563,722	1,737,267
Risk adjustment	(225,777)	(170,306)	(556,236)	(504,774)
Premiums before ceded reinsurance	673,460	414,505	2,007,486	1,232,493
Reinsurance premiums ceded	(231,717)	(315,360)	(669,047)	(934,373)
Total premiums earned	$441,743	$99,145	$1,338,439	$298,120

The following table summarizes the amounts of direct policy premiums received directly from CMS as part of APTC and Medicare Advantage for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
APTC	$668,647	$348,229	$1,812,335	$1,025,021
Medicare Advantage	9,969	4,477	29,472	12,622
Total paid by CMS	$678,616	$352,706	$1,841,807	$1,037,643

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

The composition of total reinsurance premiums ceded and reinsurance premiums assumed, which are included as components of total premiums earned in the consolidated statement of operations, is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Reinsurance premiums ceded, gross	$(220,472)	$(338,685)	$(724,512)	$(1,002,822)
Experience refunds	(11,245)	23,325	55,465	68,449
Reinsurance premiums ceded	(231,717)	(315,360)	(669,047)	(934,373)
Reinsurance premiums assumed	3,830	—	9,426	—
Total reinsurance premiums (ceded) and assumed	$(227,887)	$(315,360)	$(659,621)	$(934,373)

The Company records claims expense net of reinsurance recoveries. The following table reconciles the total claims expense to the net claims expense as presented in the consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Direct claims incurred	$668,966	$370,329	$1,725,089	$961,946
Ceded reinsurance claims	(220,894)	(284,937)	(593,175)	(736,824)
Assumed reinsurance claims	5,504	—	9,589	(2)
Total claims incurred, net	$453,576	$85,392	$1,141,503	$225,120

The Company records selling, general and administrative expenses net of ceding commissions. The following table reconciles total other insurance costs to the amount presented in the consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Other insurance costs, gross	$129,516	$70,283	$343,915	$216,106
Ceding commissions	(18,214)	(31,609)	(57,986)	(96,884)
Other insurance costs, net	$111,302	$38,674	$285,929	$119,222

The Company records reinsurance recoverables as “balances due from reinsurance programs” within current assets on its consolidated balance sheets. The composition of the reinsurance recoverables balance is as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Ceded reinsurance claim recoverables	$378,921	$435,331
Reinsurance ceding commissions	27,559	41,586
Experience refunds on reinsurance agreements	7,309	102,476
Balances due from reinsurance programs	$413,789	$579,393

The Company regularly evaluates the financial condition of its reinsurers to minimize exposure to significant losses. A key credit quality indicator for reinsurance is the financial strength ratings issued by the credit rating agencies, which provide an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. As of September 30, 2021, the Company's reinsurer has financial strength ratings of AA- (S&P and Fitch) and Aa3 (Moody's).

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

	September 30, 2021	December 31, 2020
	(in thousands)
Restricted cash and cash equivalents	$21,243	$16,779
Restricted investments	6,514	9,699
Restricted Deposits	$27,757	$26,478

6.    INVESTMENTS

The following tables provide summaries of the Company's investments by major security type at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. treasury and agency securities	$859,612	$246	$(105)	$859,753
Corporate notes	466,189	114	(244)	466,059
Certificate of deposit	26,623	—	—	26,623
Commercial paper	35,538	—	—	35,538
Municipalities	37,285	1	(32)	37,254
Total	$1,425,247	$361	$(381)	$1,425,227

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. treasury and agency securities	$523,809	$562	$(2)	$524,369
Corporate notes	159,461	262	(58)	159,665
Commercial paper	7,043	—	—	7,043
Certificate of deposit	1,050	—	—	1,050
Total	$691,363	$824	$(60)	$692,127

There are no available-for-sale securities that have been in a continuous unrealized loss position for longer than twelve months.

At September 30, 2021 and December 31, 2020, the available-for-sale securities that mature within one year or less in a gross unrealized loss position are as follows:

	September 30, 2021
	Number of Securities	Fair Value	Gross Unrealized Losses
		(in thousands)
Investments twelve months or less:
U.S. treasury and agency securities	60	$327,422	$—
Corporate notes	150	185,724	(42)
Municipalities	38	$13,268	(5)
Total	248	$526,414	$(47)

	December 31, 2020
	Number of Securities	Fair Value	Gross Unrealized Losses
		(in thousands)
Investments twelve months or less:
U.S. treasury and agency securities	51	$339,014	$(2)
Corporate notes	40	19,280	(3)
Total	91	$358,294	$(5)

At September 30, 2021 and December 31, 2020, the available-for-sale securities that mature over twelve months or more in a gross unrealized loss position are as follows:

	September 30, 2021
	Number of Securities	Fair Value	Gross Unrealized Losses
		(in thousands)
Investments over twelve months:
U.S. treasury and agency securities	47	$532,331	$(105)
Corporate notes	215	280,336	(202)
Municipalities	57	$23,986	$(27)
Total	319	$836,653	$(334)

	December 31, 2020
	Number of Securities	Fair Value	Gross Unrealized Losses
		(in thousands)
Investments over twelve months:
Corporate notes	189	140,384	(55)
Total	189	$140,384	$(55)

Net investment income was attributable to the following:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Interest income	$3,125	$2,018	$7,054	$6,500
Investment discount amortization net of premium accretion	(2,458)	(1,035)	(5,520)	(1,511)
Net realized gain (loss)	21	489	271	936
Total	$688	$1,472	$1,805	$5,925

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

Assets and liabilities measured at fair value on recurring basis are as follows:

	September 30, 2021
	(Level 1)	(Level 2)	(Level 3)	Total Fair Value Measurement
	(in thousands)
Investments
U.S. treasury and agency securities	$—	$859,753	$—	$859,753
Corporate notes	—	466,059	—	466,059
Commercial paper	—	35,538	—	35,538
Certificate of deposit	—	26,623	—	26,623
Municipalities	—	37,254	—	37,254
Total	$—	$1,425,227	$—	$1,425,227

	December 31, 2020
	(Level 1)	(Level 2)	(Level 3)	Total Fair Value Measurement
	(in thousands)
Investments
U.S. treasury and agency securities	$—	$524,369	$—	$524,369
Corporate notes	—	159,665	—	159,665
Commercial paper	—	7,043	—	7,043
Certificate of deposit	—	1,050	—	1,050
Total	$—	$692,127	$—	$692,127
Warrant liabilities	$—	$—	$15,005	$15,005

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

The table below presents changes in the fair value of the Company’s Level 3 warrant liabilities at September 30, 2021 and December 31, 2020 as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
Beginning balance	$15,005	$8,819
Vesting of warrants	—	392
Change in fair value	13,243	4,709
Preferred Stock Series A11 call options issued	—	13,488
Preferred Stock Series A11 call options exercised	(70)	(12,403)
Preferred Stock Series AA, A8, and A9 exercised	(28,178)	—
Ending balance	$—	$15,005

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
The following table provides a rollforward of the Company’s beginning and ending benefits payable and claims adjustment expenses ("CAE") payable balances for the nine months ended September 30, 2021 and 2020:

	As of September 30, 2021
	Benefits Payable	Unallocated Claims Adjustment Expense	Total
	(in thousands)
Benefits payable, beginning of the period	$311,914	$5,509	$317,423
Less: Reinsurance recoverable	132,658	—	132,658
Benefits payable, beginning of the period, net	$179,256	$5,509	$184,765

Claims incurred and CAE
Current year	$1,151,734	$43,239	$1,194,973
Prior years	(10,231)	—	(10,231)
Total claims incurred and CAE, net	$1,141,503	$43,239	$1,184,742

Claims paid and CAE
Current year	$885,043	$34,428	$919,471
Prior years	100,091	5,509	105,600
Total claims and CAE paid, net	$985,134	$39,937	$1,025,071

Benefits and CAE payable, end of period, net	$335,625	$8,811	$344,436
Add: Reinsurance recoverable	161,699	—	161,699
Benefits and CAE payable, end of period	$497,324	$8,811	$506,135

	As of September 30, 2020
	Benefits Payable	Unallocated Claims Adjustment Expense	Total
	(in thousands)
Benefits payable, beginning of the period	$156,557	$3,009	$159,566
Less: Reinsurance recoverable	76,183	—	76,183
Benefits payable, beginning of the period, net	$80,374	$3,009	$83,383

Claims incurred and CAE
Current year	$232,686	$33,262	$265,948
Prior years	(7,566)	—	(7,566)
Total claims incurred and CAE, net	$225,120	$33,262	$258,382

Claims paid and CAE
Current year	$189,281	$28,410	$217,691
Prior years	30,835	3,009	33,844
Total claims and CAE paid, net	$220,116	$31,419	$251,535

Benefits and CAE payable, end of period, net	$85,378	$4,852	$90,230
Add: Reinsurance recoverable	191,134	—	191,134
Benefits and CAE payable, end of period	$276,512	$4,852	$281,364

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

The Company is permitted to increase commitments under the Revolving Credit Facility by an aggregate amount not to exceed $50.0 million, subject to certain conditions. The Revolving Credit Facility matures on February 21, 2024.

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

As of September 30, 2021, there were no outstanding borrowings under the Revolving Credit Facility.

Warrants and Call Options
In prior years, the Company issued several rounds of warrants to purchase preferred stock. Since the Company’s convertible preferred stock was classified outside of permanent equity, the warrants were accounted for as liabilities using the fair market value on the issuance date, with remeasurement required at each reporting period. During the nine months ended September 30, 2021 and 2020, a gain (loss) on the fair value of warrant liabilities of $(12.9) million and $0.5 million, respectively, was recognized in general and administrative expenses in the consolidated statement of operations as a result of the changes in fair value of the warrant liabilities.

The following table presents relevant information regarding outstanding warrants and call options:

Warrant Type	Issue Date	Warrants Issued	Issue Price	Maximum No. of Preferred Stock Issuable	Warrants Outstanding as of 12/31/20	Warrants Outstanding as of 9/30/21
Series AA Warrant	2013	629,152	$0.56	629,152	629,152	—
Series A8 Warrant	2017	166,666	$6.75	166,666	166,666	—
Series A9 Warrant	2018	416,666	$7.13	416,666	416,666	—
Series A11 Call Options	2020	4,143,028	$6.02	4,143,028	12,732	—
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

The table below presents relevant information relating to convertible preferred stock for the periods presented:

	December 31, 2020		September 30, 2021
Preferred Stock Series	Preferred Stock Outstanding (pre-split)	Preferred Stock Converted to Common Stock (Series A/B) (pre-split)	Preferred Stock Outstanding

A	41,913,800	(41,913,800)	—
A1	1,371,010	(1,371,010)	—
AA	22,379,980	(22,379,980)	—
AAA	36,109,790	(36,109,790)	—
A4	23,142,080	(23,142,080)	—
A5	29,189,760	(29,189,760)	—
A6	29,942,474	(29,942,474)	—
A7	6,265,845	(6,265,845)	—
A8	56,434,363	(56,434,363)	—
A9	23,177,793	(23,177,793)	—
AA-9	11,820,502	(11,820,502)	—
A10	53,877,952	(53,877,952)	—
A11	49,678,169	(49,678,169)	—
A12	15,600,784	(15,600,784)	—
Total	400,904,302	(400,904,302)	—

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

Stock-Based Compensation Expense
The following table summarizes the stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020, which is included within the line items specified below in the consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Other insurance costs	$10,122	$3,785	$28,988	$11,144
General and administrative expenses	10,518	3,502	29,040	10,840
Total stock-based compensation expense	$20,640	$7,287	$58,028	$21,984

Stock Options
Stock options granted under the 2012 Plan and 2021 Plan include ISOs and NSOs, generally have a maximum contractual term of 10 years and typically vest over a four-year period.

The following table summarizes the stock option award activity under the 2012 Plan and 2021 Plan for the nine months ended September 30, 2021:

	September 30, 2021
	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options Outstanding - December 31, 2020	41,115,486	$9.19	7.59	$279,477
Options granted	2,477,088	$22.49
Options exercised	(5,990,310)	$7.36		$106,326
Options canceled	(2,417,301)	$18.12
Options Outstanding - September 30, 2021	35,184,963	$10.21	7.17	$265,197
Options Exercisable at September 30, 2021	21,844,883	$8.37	6.23	$197,406

Determination of Fair Value of Stock Options
The fair value of stock option awards granted is estimated on the grant date using the Black-Scholes option pricing model. The weighted average grant date fair value of options granted during the nine months ended September 30, 2021 was $8.98.

The table below summarizes the assumptions used:

September 30, 2021
Term in years	6.03 years
Dividend rate	—%
Risk free rate of return	0.86%
Volatility	41.63%

Compensation Expense – Stock Options
During the three months ended September 30, 2021 and 2020, the Company recorded compensation expense of $7.8 million and $7.3 million, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded compensation expense of $30.5 million and $22.0 million, respectively. As of September 30, 2021, the amount of unrecognized compensation expense for stock options is $62.4 million, which is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Stock Units
RSUs represent the right to receive shares of the Company’s Class A common stock at a specified date in the future and typically have a vesting period of one to four years.

The following table summarizes RSU award activity for the nine months ended September 30, 2021:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding RSUs at December 31, 2020	1,555,666	$15.82
RSUs granted	7,103,359	$17.82
RSUs vested	(246,907)	$23.31
RSUs canceled	(165,017)	$21.71
Outstanding RSUs at September 30, 2021	8,247,101	$17.20

Determination of Fair Value of RSUs
The fair value of RSUs granted is determined on the grant date based on the fair value of the Company's common stock.

Compensation Expense – RSUs
During the three and nine months ended September 30, 2021, the Company recorded compensation expense of $7.2 million and $15.1 million, respectively. As of September 30, 2021, the amount of unrecognized compensation expense for RSUs is $132.0 million, which is expected to be recognized over a weighted-average period of 3.0 years.

Performance-based Restricted Stock Units
Performance-based restricted stock units ("PSUs") represent the right to receive shares of the Company’s Class A common stock at a specified date in the future based on pre-determined performance and service conditions and typically have a vesting period of one to seven years.

The following table summarizes PSU award activity for the nine months ended September 30, 2021:

	PSU
	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding PSUs at December 31, 2020	—	$—
PSUs granted	7,082,432	$14.37
PSUs canceled	—	$—
Outstanding PSUs at September 30, 2021	7,082,432	$14.37

Compensation Expense – PSUs
During the three and nine months ended September 30, 2021, the Company recorded compensation expense of $5.7 million and $12.5 million, respectively. As of September 30, 2021, the amount of unrecognized compensation expense for PSUs is $89.2 million, which is expected to be recognized over a weighted-average period of 3.9 years.

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

The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders	$(212,745)	$(79,132)	$(373,184)	$(216,955)

Denominator:
Weighted average shares of common stock outstanding, basic and diluted	208,159,343	29,042,932	168,585,157	28,941,215

Net loss per share, basic and diluted	$(1.02)	$(2.72)	$(2.21)	$(7.50)

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

For the three and nine months ended September 30, 2021, the Company generated $4.5 million and $1.6 million, respectively of income through shared savings arrangements. The Company did not have any shared services arrangements with the integrated health systems during the three and nine months ended September 30, 2020.

Professional Corporations
The Company has a series of contractual relationships with several medical professional corporations and has determined it has a controlling financial interest in them because, as part of its arrangement, it has guaranteed their debt, and the equity at risk is insufficient to finance their activities without additional subordinated financial support from the Company.

The following table presents the collective assets and liabilities of the professional corporations:

	September 30, 2021	December 31, 2020
	(in thousands)
Assets	$2,240	$1,862
Liabilities	$11,762	$7,589

The following table presents the collective revenues and operating expenses of the professional corporations:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Revenues	$3,402	$1,824	$9,189	$5,122
Operating expenses	$4,119	$3,129	$12,768	$9,004

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

The table below presents a summary of the percentage of premiums ceded under quota share reinsurance agreements:

	% of Premiums Ceded under Quota Share Reinsurance
	Three Months Ended		Nine Months Ended
Reinsurance	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Axa France Vie	32%	34%	32%	32%
Berkshire Hathaway Specialty Insurance Company	—%	46%	—%	48%
Canada Life Assurance Company(1)	—%	—%	3%	—%
Total Premiums Ceded	32%	80%	36%	80%
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

Members
For Individual and Medicare Advantage products, the majority of our member growth occurs in connection with the annual Open Enrollment Period and Annual Election Period. Individual plan membership is historically at its highest at the beginning of the year, while Medicare Advantage plan membership typically increases throughout the year. For the Cigna + Oscar Small Group products, a large portion of membership is acquired between December 1 and January 1, with the remaining members acquired throughout the balance of the year. Our membership is concentrated in the Individual market and typically declines throughout the year due to individuals disenrolling before they become effectuated members and the removal of members for non-payment or in accordance with our fraud, waste and abuse, and other operating policies. During the three months ended September 30, 2021, seasonal membership declines for Individual products were offset by membership growth as a result of the creation of the 2021 Special Enrollment Periods and Cigna + Oscar membership growth, resulting in a net increase in members for the period.

Our membership by offering as of September 30, 2021 and 2020 is presented in the table below:

Membership by Offering
	As of September 30,
	2021	2020
Individual and Small Group	582,236	418,268
Medicare Advantage	3,881	1,850
Cigna + Oscar (1)	8,167	—
Total	594,284	420,118
(1)Represents total membership for our co-branded partnership with Cigna.

During the Open Enrollment period for the 2022 plan year, we will offer Individual plans for the first time in Arkansas, Illinois, and Nebraska, with expanded state footprints in Colorado, Florida, Georgia, Iowa, Missouri, Oklahoma, Pennsylvania, and Texas. Cigna+Oscar expansion markets include Kansas and Georgia as of October 1, 2021, and Illinois

and Missouri as of January 1, 2022, bringing the C+O small group plan offering to eight states. With this expansion, we will have a footprint in a total of 22 states across our Individual and Small Group, Medicare Advantage, and Cigna+Oscar plans.
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

Risk Adjustment
The risk adjustment programs, in the Individual, Small Group, and Medicare Advantage markets we serve are designed to mitigate the potential impact of adverse selection and provide stability for health insurers. Under the Individual and Small Group risk adjustment program, each state plan is assigned a risk score based upon demographic information and current year claims information related to its members. Plans with lower than average risk scores will generally pay into the pool, while plans with higher than average risk scores will generally receive distributions. This amount is calculated based on the risk score of each plan’s members. We reevaluate our risk transfer estimates as new information and market data becomes available until we receive the final report from CMS in June of the following year. In the Medicare Advantage risk adjustment program, each member is assigned a risk score that reflects the member’s predicted health costs compared to an average member. Plans receive higher payments for members with higher risk scores than members with lower risk scores. Our risk transfer estimates are subject to a high degree of estimation and variability, and are affected by the relative risk of our members to that of other insurers. In the Individual and Small Group lines, there is a higher degree of uncertainty associated with estimates of risk transfers at the beginning of the policy year resulting from composition of the risk score being based on concurrent claim data. In addition, CMS and the Office of Inspector General for Health and Human Services ("HHS") perform risk adjustment data validation (“RADV”) audits of health insurance plans to validate the coding practices of and supporting documentation maintained by health care providers, and such audits have in the past and may in the future result in adjustments to risk transfer payments. Furthermore, there is additional uncertainty for blocks of business that experience high growth compounded by the lack of credible experience data on the newly enrolling population. Actual risk adjustment calculations and transfers could materially differ from our assumptions.

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

Key Factors Affecting Performance
Our financial condition and results of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges. For discussion of these factors, see “Key Factors Affecting Performance” in the Management’s Discussion and Analysis section of our Prospectus, and in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.
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

Results of Operations

Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Revenue
Premiums before ceded reinsurance	$673,460	$414,505	$258,955	62%
Reinsurance premiums ceded	(231,717)	(315,360)	83,643	(27)%
Premiums earned	441,743	99,145	342,598	346%
Investment income and other revenue	2,236	2,555	(319)	(12)%
Total revenue	443,979	101,700	342,279	337%
Operating Expenses:
Claims incurred, net	453,576	85,392	368,184	431%
Other insurance costs	111,302	38,674	72,628	188%
General and administrative expenses	61,267	36,546	24,721	68%
Federal and state assessments	35,453	20,469	14,984	73%
Health insurance industry fee	—	4,813	(4,813)	(100)%
Premium deficiency reserve release	(4,675)	(4,064)	(611)	15%
Total operating expenses	656,923	181,830	475,093	261%
Loss from operations	(212,944)	(80,130)	(132,814)	166%
Interest expense	398	—	398	*NM
Loss before income taxes	(213,342)	(80,130)	(133,212)	166%
Income tax (benefit) provision	(597)	(998)	401	(40)%
Net loss	$(212,745)	$(79,132)	$(133,613)	169%
*NM - not meaningful

Premiums Before Ceded Reinsurance
Premiums before ceded reinsurance increased $259.0 million, or 62%, to $673.5 million for the three months ended September 30, 2021, from $414.5 million for the three months ended September 30, 2020, which was primarily driven by an increase in direct and assumed premiums due to higher membership in existing markets driven by growth in the Open Enrollment Period and as a result of the creation of the 2021 Special Enrollment Periods, expansion into new markets, and a mix shift towards higher premium plans. This increase in direct and assumed premiums was partially offset by an increase in the risk adjustment payable required under the ACA program and the results of the RADV audit performed by CMS.

Reinsurance Premiums Ceded
Reinsurance premiums ceded decreased $83.6 million, or 27%, to $231.7 million for the three months ended September 30, 2021, from $315.4 million for the three months ended September 30, 2020. This decrease was primarily driven by a decrease in average quota share cession rates from 80% for the three months ended September 30, 2020 to 32% for the three months ended September 30, 2021.

Claims Incurred, Net
Claims incurred, net, increased $368.2 million, or 431%, to $453.6 million for the three months ended September 30, 2021, from $85.4 million for the three months ended September 30, 2020. The increase was primarily driven by higher claims volume due to increases in membership compared to the prior year, increased COVID-19 costs, increased non-COVID-19 healthcare costs as a result of lower utilization in 2020 due to the COVID-19 pandemic, and a decrease in quota share reinsurance.

Other Insurance Costs
Other insurance costs increased $72.6 million, or 188%, to $111.3 million for the three months ended September 30, 2021, from $38.7 million for the three months September 30, 2020. The increase was attributable to member-driven administrative costs including broker commissions, provider network costs and vendor costs, and the introduction of the Cigna + Oscar business which began in the fourth quarter of 2020. A decrease in reinsurance commissions resulting from a decrease in quota share reinsurance also contributed to higher other insurance costs. Stock-based compensation expense also contributed to the increase due to the issuance of new equity incentive awards with higher valuations.

General and Administrative Expenses
General and administrative expenses increased $24.7 million, or 68%, to $61.3 million for the three months ended September 30, 2021, from $36.5 million for the three months ended September 30, 2020. The increase was attributable to headcount-related growth to support strategic partnerships, platform technologies and costs to support requirements to operate as a public company. Stock-based compensation expense also contributed to the increase due to the issuance of new equity incentive awards with higher valuations.

Federal and State Assessments
Federal and state assessments increased $15.0 million, or 73%, to $35.5 million for the three months ended September 30, 2021, from $20.5 million for the three months ended September 30, 2020, which was primarily due to higher healthcare exchange fees and premium taxes driven by membership and premium increases.

Health Insurance Industry Fee
The health insurance industry fee has been repealed in 2021. The fee incurred for the three months ended September 30, 2020 was $4.8 million.

Income Tax Provision
Our effective income tax rate for the three months ended September 30, 2021 and September 30, 2020 was approximately 0.28% and 1.25%, respectively.

Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Revenue
Premiums before ceded reinsurance	$2,007,486	$1,232,493	$774,993	63%
Reinsurance premiums ceded	(669,047)	(934,373)	265,326	(28)%
Premiums earned	1,338,439	298,120	1,040,319	349%
Investment income and other revenue	4,209	7,008	(2,799)	(40)%
Total revenue	1,342,648	305,128	1,037,520	340%
Operating Expenses:
Claims incurred, net	1,141,503	225,120	916,383	407%
Other insurance costs	285,929	119,222	166,707	140%
General and administrative expenses	175,240	104,379	70,861	68%
Federal and state assessments	102,841	61,724	41,117	67%
Health insurance industry fee	—	14,438	(14,438)	(100)%
Premium deficiency reserve release	(15,139)	(4,326)	(10,813)	250%
Total operating expenses	1,690,374	520,557	1,169,817	225%
Loss from operations	(347,726)	(215,429)	(132,297)	61%
Interest expense	4,323	—	4,323	*NM
Loss on extinguishment of debt	20,178	—	20,178	*NM
Loss before income taxes	(372,227)	(215,429)	(156,798)	73%
Income tax (benefit) provision	957	1,526	(569)	(37)%
Net loss	$(373,184)	$(216,955)	$(156,229)	72%
*NM - not meaningful
Premiums Before Ceded Reinsurance
Premiums before ceded reinsurance increased $775.0 million, or 63%, to $2,007.5 million for the nine months ended September 30, 2021, from $1,232.5 million for the nine months ended September 30, 2020, which was primarily driven by an increase in direct and assumed premiums due to higher membership in existing markets driven by growth in the Open Enrollment Period and as a result of the creation of the 2021 Special Enrollment Periods, expansion into new markets, and a mix shift towards higher premium plans. This increase in direct and assumed premiums was partially offset by an increase in the risk adjustment payable required under the ACA program and the results of the RADV audit performed by CMS.

Reinsurance Premiums Ceded
Reinsurance premiums ceded decreased $265.3 million, or 28%, to $669.0 million for the nine months ended September 30, 2021, from $934.4 million for the nine months ended September 30, 2020. This was primarily driven by a decrease in average quota share cession rates from 80% for the nine months ended September 30, 2020, to 36% for the nine months ended September 30, 2021.

Investment Income and Other Revenue
Investment income and other revenue decreased to $4.2 million for the nine months ended September 30, 2021, from $7.0 million for the nine months ended September 30, 2020 primarily due to lower interest rates and a lower credit spread environment.

Claims Incurred, Net
Claims incurred, net, increased $916.4 million, or 407%, to $1,141.5 million for the nine months ended September 30, 2021, from $225.1 million for the nine months ended September 30, 2020 which was primarily due to higher claims volume from increases in membership compared to the prior year, increased COVID-19 costs, increased non-COVID-19 healthcare costs as a result of lower utilization in 2020 due to the COVID-19 pandemic, and a decrease in quota share reinsurance.

Other Insurance Costs
Other insurance costs increased $166.7 million, or 140%, to $285.9 million for the nine months ended September 30, 2021, from $119.2 million for the nine months ended September 30, 2020. The increase was attributable to member-driven administrative costs including broker commissions, provider network costs and vendor costs, and the introduction of the Cigna + Oscar business, which began in the fourth quarter of 2020. A decrease in reinsurance commissions resulting from a decrease in quota share reinsurance also contributed to higher other insurance costs. Stock-based compensation expense also contributed to the increase due to the issuance of new equity incentive awards with higher valuations.

General and Administrative Expenses
General and administrative expenses increased $70.9 million, or 68%, to $175.2 million for the nine months ended September 30, 2021, from $104.4 million for the nine months ended September 30, 2020. The increase was attributable to headcount-related growth to support strategic partnerships, platform technologies and costs to support requirements to operate as a public company. Stock-based compensation expense also contributed to the increase due to the issuance of new equity incentive awards with higher valuations.

Federal and State Assessments
Federal and state assessments increased $41.1 million, or 67%, to $102.8 million for the nine months ended September 30, 2021 from $61.7 million for the nine months ended September 30, 2020, which was primarily due to higher healthcare exchange fees and premium taxes driven by membership and premium increases.

Health Insurance Industry Fee
The health insurance industry fee has been repealed in 2021. The fee incurred for the nine months ended September 30, 2020 was $14.4 million.

Premium Deficiency Reserve Release
Premium deficiency reserve release increased $10.8 million for the nine months ended September 30, 2021, from $4.3 million for the nine months ended September 30, 2020, which was primarily driven by a higher premium deficiency reserve balance at December 31, 2020 driving higher amortization in the quarter.

Income Tax Provision
Our effective income tax rate for the nine months ended September 30, 2021 and September 30, 2020 was approximately (0.26)% and (0.71)%, respectively.

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

	As of September 30,
	2021	2020
Members	594,284	420,118

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Direct Policy Premiums (in thousands)	$895,407	$584,811	$2,554,296	$1,737,267
Medical Loss Ratio	99.7%	90.5%	85.8%	77.7%
InsuranceCo Administrative Expense Ratio	23.1%	22.4%	20.9%	23.0%
InsuranceCo Combined Ratio	122.8%	112.9%	106.7%	100.7%
Adjusted EBITDA(1) (in thousands)	$(188,659)	$(70,975)	$(265,309)	$(185,964)
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

Membership increased 41% to 594,284 as of September 30, 2021, from 420,118 as of September 30, 2020. The increase is attributable to growth in Florida, Arizona and California, expansion into new markets, and growth within the Cigna+Oscar plan. Membership growth was also driven by the American Rescue Plan, which allowed for the creation of the 2021 Special Enrollment Periods, expanded APTC eligibility and increased APTC subsidies.
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

Direct policy premiums increased for both the three and nine months ended September 30, 2021. The increases for both the three and nine months ended September 30, 2021 were primarily attributable to the growth in our membership in existing and new states and by a shift towards higher premium plans. Additional membership increases were due to the creation of the 2021 Special Enrollment Periods.

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

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Direct claims incurred before ceded reinsurance (1)	$668,966	$370,329	$1,725,089	$961,946
Assumed reinsurance claims	5,504	—	9,589	(2)
Excess of loss ceded claims (2)	(3,432)	1,824	(13,005)	(8,671)
State reinsurance (3)	(4,700)	(3,091)	(9,869)	(7,420)
Net claims before ceded quota share reinsurance (A)	$666,338	$369,062	$1,711,804	$945,853

Premiums before ceded reinsurance (4)	$673,460	$414,505	$2,007,486	$1,232,493
Excess of loss reinsurance premiums (5)	(5,083)	(6,568)	(11,295)	(15,167)
Net premiums before ceded quota share reinsurance (B)	$668,377	$407,937	$1,996,191	$1,217,326
Medical Loss Ratio (A divided by B)	99.7%	90.5%	85.8%	77.7%
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
MLR increased for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase was primarily driven by increased COVID-19 costs driven by pandemic outbreaks primarily concentrated in the central and southeast markets and non-COVID-19 healthcare costs as a result of lower utilization in 2020 due to the COVID-19 pandemic, an unfavorable prior period development driven by RADV-related exposure on the 2020 plan year risk transfers driven by 2019 plan year audit results, and the impact of significant SEP membership growth.
MLR increased for the nine months ended September 30, 2021. The increase was primarily driven by lower utilization in 2020 due to the COVID-19 pandemic, as well as higher levels of utilization in 2021 resulting from both COVID-19-related treatment and testing costs and non-COVID-19-related costs.
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

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Other insurance costs	$111,302	$38,674	$285,929	$119,222
Ceding commissions	18,214	31,609	57,986	96,884
Stock-based compensation expense	(10,122)	(3,785)	(28,988)	(11,144)
Health insurance industry fee	—	4,813	—	14,438
Federal and state assessment of health insurance subsidiaries	35,112	20,191	102,326	60,905
Health insurance subsidiary adjusted administrative expenses (A)	$154,506	$91,502	$417,253	$280,305

Premiums before ceded reinsurance (1)	$673,460	$414,505	$2,007,486	$1,232,493
Excess of loss reinsurance premiums	(5,083)	(6,568)	(11,295)	(15,167)
Net premiums before ceded quota share reinsurance (B)	$668,377	$407,937	$1,996,191	$1,217,326
Insurance Co Administrative Expense Ratio (A divided by B)	23.1%	22.4%	20.9%	23.0%
(1)See Note 3 - Premiums Earned to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for an explanation of premiums before ceded reinsurance.

The InsuranceCo Administrative Expense Ratio increased for the three months ended September 30, 2021. The increase was primarily driven by increases in member-driven administrative costs and unfavorable prior period development driven by RADV-related exposure on the 2020 plan year risk transfers driven by 2019 plan year audit results.
The InsuranceCo Administrative Expense Ratio decreased for the nine months ended September 30, 2021. The decrease was primarily driven by operating leverage and the repeal of the health insurance industry fee, partially offset by an increase in investments for our Medicare Advantage and our Cigna + Oscar offering.
InsuranceCo Combined Ratio
InsuranceCo Combined Ratio is defined as the sum of MLR and InsuranceCo Administrative Expense Ratio. We believe this ratio best represents the current overall performance of our insurance business for activities that can be compared to peers.
InsuranceCo Combined Ratio increased for the three months ended September 30, 2021. The increase was attributable to higher levels of utilization of both COVID-related and non-COVID-related care and unfavorable prior period development.
InsuranceCo Combined Ratio increased for the nine months ended September 30, 2021. The increase was primarily driven by lower utilization in 2020 due to the COVID-19 pandemic, as well as higher levels of utilization in 2021 resulting from both COVID-19-related treatment and testing costs and non-COVID-19-related costs. This was partially offset by better operating leverage and scale efficiencies from our full stack technology platform and the repeal of the health insurance industry fee.

Adjusted EBITDA
Adjusted EBITDA is defined as net loss for the Company and its consolidated subsidiaries before interest expense, income tax (benefit) expense, depreciation and amortization as further adjusted for stock-based compensation, warrant contract expense, changes in the fair value of warrant liabilities, and other non-recurring items as described below. We present Adjusted EBITDA because we consider it to be an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Adjusted EBITDA is a non-GAAP measure. Management believes that investors’ understanding of our performance is enhanced by including this non-GAAP financial measure as a reasonable basis for comparing our ongoing results of operations.

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

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Net loss	$(212,745)	$(79,132)	$(373,184)	$(216,955)
Interest expense	398	—	4,323	—
Income tax (benefit) expense	(597)	(998)	957	1,526
Depreciation and amortization	3,645	2,925	10,635	7,990
Stock-based compensation/warrant expense(1)	20,640	6,230	70,884	21,475
Other non-recurring items(2)	—	—	21,076	—
Adjusted EBITDA	$(188,659)	$(70,975)	$(265,309)	$(185,964)
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

The majority of the assets held by our health insurance subsidiaries is in the form of cash and cash equivalents and investments. As of September 30, 2021 and December 31, 2020, total cash and cash equivalents and investments held by our health insurance subsidiaries was $1.5 billion and $1.3 billion, respectively, of which $16.7 million and $16.8 million, respectively, was on deposit with regulators as required for statutory licensing purposes and are classified as restricted deposits on the balance sheet.

Our health insurance subsidiaries’ states of domicile have statutory minimum capital and surplus requirements that are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The combined statutory capital and surplus of our health insurance subsidiaries was $448.8 million and $199.1 million at September 30, 2021 and December 31, 2020, respectively, which was in compliance with and in excess of the minimum capital and surplus requirements for each period. The health insurance subsidiaries historically have required capital contributions from Holdco to maintain minimum levels. Our health insurance subsidiaries also utilize quota share reinsurance arrangements to reduce our minimum capital and surplus requirements, which enables us to efficiently deploy capital to fund our growth. During the nine months ended September 30, 2021 and the year ended December 31, 2020, Holdco made $337.4 million and $366.2 million of capital contributions, respectively, to the health insurance subsidiaries. We estimate that had we not had any quota share reinsurance arrangements in place, the insurance subsidiaries would have been required to hold an additional approximately $140 million of capital as of September 30, 2021, which Holdco would have been required to fund. The actual amount of any required capital contributions to our insurance subsidiaries may differ at any given time depending on each insurance subsidiary’s capital adequacy. For additional information on our capital contributions, see “Risk Factors—Risks Related to Our Business—If state regulators do not approve payments of dividends and distributions by our subsidiaries to us, we may not have sufficient funds to implement our business strategy.”

The majority of the assets held by Holdco are in the form of cash and cash equivalents and investments. As of September 30, 2021 and December 31, 2020, total cash and cash equivalents and investments held by Holdco was $1.0 billion and $264.4 million, respectively, of which $6.5 million was restricted for each year. We believe the cash, and cash equivalents and investments held by Holdco, not including restricted cash, will be sufficient to fund our operating requirements for at least the next twelve months.

Our cash flows used in operations may differ substantially from our net loss due to non-cash charges or due to changes in balance sheet accounts. The timing of our cash flows from operating activities can also vary among periods due to the timing of payments made or received. Some of our payments and receipts, including risk adjustment and subsequent reinsurance receipts, can be significant. For example, during the third quarter of 2021, we made a payment of $461.8 million into the risk adjustment program for the 2020 policy year. Therefore, their timing can influence cash flows from operating activities in any given period which would have a negative impact on our operating cash flows.

Term Loan Facility
On October 30, 2020, we entered into the term loan credit agreement with HPS Investment Partners, LLC, as administrative agent, and certain other lenders for the term loan facility, or Term Loan Facility, in the aggregate principal amount of $150 million. In connection with the IPO, we repaid in full outstanding borrowings, including fees and expenses, under our Term Loan Facility, including a prepayment premium equal to 6.50% of the principal amount of the Term Loan Facility plus accrued and unpaid interest through the six-month anniversary of the closing date of the Term Loan Facility. For additional information regarding the Term Loan Facility, see Note 9 - Debt and Warrants of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Revolving Credit Facility
On February 21, 2021, we entered into a senior secured credit agreement (the "Revolving Credit Facility"), with Wells Fargo Bank, National Association as administrative agent, and certain other lenders for a revolving loan credit facility, or the Revolving Credit Facility, in the aggregate principal amount of $200 million. The Revolving Credit Facility is guaranteed by Oscar Management Corporation (formerly Mulberry Management Corporation), a wholly owned subsidiary of Oscar, and all of our future direct and indirect subsidiaries (subject to certain permitted exceptions, including exceptions for guarantees that would require material governmental consents or in respect of joint venture) (the "Guarantors"). Our Revolving Credit Facility is secured by a lien on substantially all of our and the Guarantors’ assets (subject to certain exceptions). Proceeds are to be used solely for general corporate purposes of the Company. The Revolving Credit Facility is available until February 2024, provided we are in compliance with all covenants.

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

As of September 30, 2021, there were no outstanding borrowings under the Revolving Credit Facility.

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

The following table shows summary cash flows information for the periods indicated:

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Net cash (used in) provided by operating activities	$(216,224)	$133,749	$(349,973)
Net cash (used in) provided by investing activities	(754,678)	(359,353)	(395,325)
Net cash provided by financing activities	1,225,739	226,434	999,305
Net increase in cash and cash equivalents and restricted cash equivalents	$254,837	$830	$254,007

Operating Activities
Net cash used in operating activities increased $350.0 million to $216.2 million for the nine months ended September 30, 2021, compared to $133.7 million provided by operating activities for the nine months ended September 30, 2020, primarily due to cash paid into the risk adjustment program during the three months ended September 30, 2021. Our risk adjustment transfer payable increased as a result of membership growth and the health status of our members, who continue to have lower than average risk scores compared to the health status of other participants in ACA plans. Additionally, the change in receivables due from reinsurance programs resulting from decreases in our quota share reinsurance program contributed to the cash used in operating cash flows.

Investing Activities
Net cash used in investing activities increased to $754.7 million for the nine months ended September 30, 2021, compared to $359.4 million for the nine months ended September 30, 2020, an increase of $395.3 million. The increase was primarily due to the use of a portion of our IPO proceeds to fund the growth of the investment portfolio, as increased purchases more than offset sales and maturity of investments.

Financing Activities
Net cash provided by financing activities increased $999.3 million to $1.2 billion for the nine months ended September 30, 2021, compared to $226.4 million for the nine months ended September 30, 2020. The increase was primarily due to net proceeds of $1.3 billion from the sale of common stock during our IPO, a portion of which was used to repay in full the outstanding balance of the Term Loan.

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
Interest rate risk
We are subject to interest rate risk in connection with the fair value of our investment portfolio, which consists of U.S. Treasury and agency securities, corporate notes, certificates of deposit, commercial paper and municipalities. Our primary market risk exposure is changes to prime rate-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. Assuming a hypothetical and immediate 1% increase in interest rates at September 30, 2021, the fair value of our investments would decrease by approximately $13.0 million. Any declines in interest rates over time would reduce our investment income.

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

Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•as a result of changes in law or otherwise, our competitors participate in the Individual and Small Group markets to a greater extent than they have previously;
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

We are expanding rapidly by entering into new markets and introducing new health plans in the markets in which we currently operate. As of September 30, 2021, our health insurance subsidiaries operated in 18 states, 15 of which we expanded to since 2017. We plan to offer health insurance to individuals and families in three new states for the 2022 plan year. As our business grows, we may incur significant expenses prior to commencement of operations and the receipt of revenue in new markets or from new plans, including significant time and expense in obtaining the regulatory approvals and licenses necessary to grow our operations. For example, in order to obtain a certificate of authority to market and sell insurance in most jurisdictions, we must establish a provider network and demonstrate our ability to perform or delegate utilization management and other administrative functions, and we may be unable to complete these operational steps in a timely manner or at all.

We are also required to contribute capital to our insurance subsidiaries to fund capital and surplus requirements, escrows, or contingency guaranties, which may, at times, be significant. From time to time we may also enter into intercompany loan, guaranty, capital maintenance and other support agreements with our insurance subsidiaries to support their capital requirements. Even if we are successful in obtaining a certificate of authority, regulators may not approve our proposed benefit designs, provider networks, or premium levels, or may require us to change them or otherwise operate in ways that harm our profitability. Even if we are successful in establishing a profitable new health plan or entering a new market, increasing membership, revenues and medical costs could trigger increased capital requirements, including risk-based capital (“RBC”), that could substantially exceed the net income generated by the health plan or in the new market. In such circumstances, we may not be able to fund on a timely basis, or at all, the increased RBC requirements with our available cash resources. Further, even if we successfully attract members in sufficient numbers to cover our costs, the new business could fail or we may decide to exit a market, which could not only result in financial harm, but also reputational harm to our brand. We may also experience delays in operational start dates. If competitors seek to retain market share by reducing prices, we may be forced to reduce our prices on similar plan offerings in order to remain competitive, which could impact our financial condition and may require a change in our operating strategies. It is difficult to predict the full effect of pricing changes. Even if we reduce the pricing of our plans, our resulting membership enrollment could be lower than anticipated and our growth could stall. As a result of these factors, entering new markets or introducing new health plans may decrease our profitability. In addition, we are continuously updating and developing new technology for our providers, brokers and members. If our providers, brokers and members do not utilize the technology we deploy to them, we may not be able to efficiently and cost-effectively operate our business.

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

We expect that, for the foreseeable future, our growth strategy will focus on opportunities to grow our membership in existing and new markets and states and to monetize our platform. Pursuing our growth strategy requires significant capital expenditures, the allocation of valuable management resources, and the hiring of additional personnel, and may strain our operations, and our financial and management controls and reporting systems and procedures. We have experienced and may in the future continue to experience attrition, which may further exacerbate these challenges. If we are unable to effectively execute our growth strategy and manage our growth, our results of operations and financial condition could be materially and adversely affected.

We have a history of losses, and we may not achieve or maintain profitability in the future.

We have not been profitable since our inception in 2012 and had an accumulated deficit of $1.4 billion and $1.8 billion as of December 31, 2020 and September 30, 2021, respectively. We incurred net losses of $406.8 million, $212.7 million and $373.2 million in the year ended December 31, 2020 and the three and nine months ended September 30, 2021, respectively. We expect to make significant investments to further market, develop, and expand our business, including by continuing to develop our full stack technology platform and member engagement engine, acquiring more members, maintaining existing members and investing in partnerships, collaborations and acquisitions. In addition, we expect to continue to increase our headcount in the coming years. As a public company, we also incur significant legal, accounting, compliance, and other expenses that we did not incur as a private company. The commissions we offer to brokers could also increase significantly as we compete to attract new members. We will continue to make such investments to grow our business. Despite these investments, we may not succeed in increasing our revenue on the timeline that we expect or in an amount sufficient to lower our net loss and ultimately become profitable. Moreover, if our revenue declines, we may not be able to reduce costs in a timely manner because many of our costs are fixed, at least in the short-term. If we are unable to manage our costs effectively, this may limit our ability to optimize our business model, acquire new members, and grow our revenues. Accordingly, despite our best efforts to do so, we may not achieve or maintain profitability, and we may continue to incur significant losses in the future.

Any potential repeal of, changes to, or judicial challenges to the ACA, could materially and adversely affect our business, results of operations, and financial condition.

The enactment of the ACA in March 2010 transformed the U.S. health care delivery system through a series of complex initiatives; however, the ACA continues to face judicial challenges, as well as efforts to repeal or change certain of its significant provisions. For the year ended December 31, 2020 and the three and nine months ended September 30, 2021, approximately 95%, 97%, and 97%, respectively, of our revenue was derived from sales of health plans subject to regulation under the ACA, primarily comprised of policies directly purchased by individuals and families and secondarily comprised of policies purchased by small employers and provided to their employees as a benefit. Consequently, changes to, or repeal of, portions or the entirety of the ACA, as well as judicial interpretations in response to legal and other constitutional challenges, could materially and adversely affect our business and financial position, results of operations, or cash flows. Even if the ACA is not amended or repealed, elected and appointed officials could continue to propose changes impacting the ACA, which could materially and adversely affect our business, results of operations, and financial condition.

The ACA’s provisions include the establishment of Health Insurance Marketplaces. The ACA also established significant subsidies to support the purchase of health insurance by individuals, in the form of advanced premium tax credits, or APTCs, available through Health Insurance Marketplaces. During the year ended December 31, 2020 and the three and nine months ended September 30, 2021, the direct policy premiums of approximately 60%, 76% and 72%, respectively, of our members were subsidized by APTCs. Additionally, the ACA implemented certain requirements for insurers, including changes to Medicare Advantage payments and a minimum MLR provision that requires insurers to pay rebates to consumers when insurers do not meet or exceed specified annual MLR thresholds. The ACA also established anti-discrimination protections on the basis of race, color, national origin, sex, age, and disability, which may impact the manner in which health insurers receiving any form of federal financial assistance design and implement their benefit packages. Further, the ACA imposes significant fees, assessments, and taxes on us and other health insurers, plans and other industry participants. As of September 30, 2021, we offered Individual plans through the Health Insurance Marketplaces in 18 states, which represented approximately 86% of our total membership.

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

The governmental health care programs in which we participate are subject to a myriad of rules, regulations, and subregulatory guidance, as well as third party and publicly administered performance standards. For example, a portion of each Medicare Advantage plan’s reimbursement is tied to the plan’s Star Rating, as published by CMS, with those plans receiving a rating of four (4.0) or more stars eligible for quality-based bonus payments. A plan’s Star Rating affects its image in the market, and plans that achieve higher Star ratings are able to offer enhanced benefits and market more effectively and, as a result, may have a competitive advantage over plans with lower Star Ratings. Medicare Advantage plans with Star Ratings of less than three (3.0) stars for three consecutive years are denoted as “low performing” plans on the CMS website and in the CMS “Medicare and You” handbook and CMS has the authority to terminate the Medicare Advantage contracts for such plans. Only one of our Medicare Advantage plans was eligible to receive a full Star rating for 2022, and it received an overall rating of 3.0 Stars, with a health plan Star rating of 2.5 Stars, and a drug plan Star rating of 4.0 Stars. We also received a drug plan Star rating of 3.0 Stars for another Medicare Advantage plan. The Star Rating system is subject to change annually by CMS, which may make it more difficult to achieve and maintain favorable Star Ratings in the future. Our health insurance subsidiaries’ operating results, premium revenue, and benefit offerings will likely depend significantly on their Star Ratings, and there can be no assurances that we will be successful in achieving favorable Star Ratings or maintaining or improving our Star Ratings once achieved. Similarly, health care accreditation agencies such as the National Committee for Quality Assurance, or NCQA, evaluate health plans based on various criteria, including effectiveness of care and member satisfaction. Health insurers seeking accreditation from NCQA must pass a rigorous, comprehensive review, and must annually report their performance. If we fail to achieve and maintain accreditation from agencies, such as NCQA, we could lose the ability to offer our health plans on Health Insurance Marketplaces, or in certain jurisdictions, which would materially and adversely affect our results of operations, financial position, and cash flows..

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

Our business is within the public and private sectors of the U.S. health insurance system, which are evolving quickly and subject to a changing regulatory environment, and our future financial performance will depend in part on growth in the market for private health insurance, as well as our ability to adapt to regulatory developments. Changes and developments in the health insurance system in the United States could reduce demand for our services and harm our business. For example, there has been an ongoing national debate relating to the health insurance system in the United States. Certain elected officials have introduced proposals to expand the Medicare program, ranging from proposals that would create a new single-payer national health insurance program for all United States residents, replacing virtually all other sources of public and private insurance, to more incremental approaches, such as lowering the age of eligibility for the Medicare program, expanding Medicare to a larger population, or creating a new public health insurance option that would compete with private insurers. These and other possible modifications, challenges to the constitutionality of the ACA or components of the ACA, or a repeal or replacement of the ACA may have a material adverse effect on our business, reputation and results of operations, financial position, and cash flows.

Additionally, proposals to establish a single-payer or government-run health care system at the state level are regularly introduced in states in which we operate, such as New York and California. In June 2021, Colorado passed legislation creating a public option for individual and small group plans. The perceived uncertainty and possible changes in state and federal legislation and Health Insurance Marketplaces could result in reduced participation from individuals seeking insurance coverage and possible non-renewal of existing policies.

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

Fraud, waste and abuse prohibitions encompass a wide range of activities, including, but not limited to, kickbacks or other inducements for referral of members or for the coverage of products (such as prescription drugs) by a plan, billing for unnecessary medical services by a healthcare provider, payments made to excluded providers, and improper marketing and beneficiary inducements. The DOJ and the OIG have continuously increased their scrutiny of health care payors and providers, and Medicare Advantage insurers, under the FCA, in particular, which has led to a number of investigations, prosecutions, convictions, and settlements in the healthcare industry. In particular, there has recently been increased scrutiny by the government on health insurers’ diagnosis coding and risk adjustment practices, particularly for Medicare Advantage plans. In some proceedings involving Medicare Advantage plans, there have been allegations that certain financial arrangements with providers violate other laws governing fraud and abuse, such as the federal Anti-Kickback Statute. We expect this trend to continue. In addition, under applicable regulatory requirements and our policies, we must take appropriate measures to determine whether there is credible evidence that any of our members, particularly those who receive federal subsidies, were enrolled by brokers without their authorization. In such cases, we conduct certain outreach procedures under our policies and refer instances of potentially unauthorized enrollment to the appropriate authorities for potential rescission, which may also entail retroactive adjustment of membership numbers. Our failure to take appropriate measures to refer cases of fraud, waste and abuse to the relevant authorities when we are required to do so may subject us to corrective actions, including regulatory enforcement, fines and penalties, adverse publicity and other effects that could materially harm our business.

CMS and the OIG also perform RADV audits of health insurance plans to validate the coding practices of, and supporting documentation maintained by, health care providers, and such audits have in the past and may in the future result in adjustments to risk transfer payments. RADV audits may also result in fines, corrective action plans, or other adverse action by CMS. On November 24, 2020, CMS issued a final rule that amends the RADV program by: (i) revising the methodology for error rate calculations beginning with the 2019 benefit year; and (ii) changing the way CMS applies RADV results to risk adjustment transfers beginning with the 2020 benefit year. According to CMS, these changes are designed to give insurers more stability and predictability with respect to the RADV program and promote fairness in how health insurers receive adjustments. However, the future impact of these changes remains unclear, and such changes may ultimately increase financial recoveries from the government’s ability to retrospectively claw back or recover funds from health insurers.

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

The regulations, contractual requirements, and policies applicable to participants in government health care programs are complex and subject to change. Moreover, many of the laws, rules, and regulations in this area have not been well-

interpreted by applicable regulatory agencies or the courts. Additionally, the significant increase in actions brought under the FCA’s “whistleblower” or “qui tam” provisions, which allow private individuals to bring actions on behalf of the government, has caused greater numbers of health care companies to have to defend a false claim action, pay fines, or agree to enter into a CIA to avoid being excluded from Medicare and other state and federal health care programs as a result of an investigation arising out of such action. Health plans and providers often seek to resolve these types of allegations through settlement for significant and material amounts, even when they do not acknowledge or admit liability, to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree or settlement agreement, including, for example, CIAs, deferred prosecution agreements, or non-prosecution agreements. If we are subject to liability under qui tam or other actions or settlements, our business, financial condition, cash flows, or results of operations could be adversely affected.

We anticipate continued scrutiny by the OIG and the DOJ in the areas of COVID-19-related fraud, waste, and abuse, including the use of telehealth and telemedicine-based treatment, and we may be subject to audits, reviews and investigations of our COVID-19 and telehealth coverage and payment practices and arrangements by government agencies. For example, Acting DOJ Assistant Attorney General Nicholas McQuaid issued a statement on March 26, 2021, reiterating the DOJ’s civil and criminal enforcement efforts to combat COVID-19 fraud, and the DOJ site is rife with examples of recent enforcement efforts.

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

In any particular market or geography, physicians and other health care providers could refuse to contract, demand higher payments, demand favorable contract terms, or take other actions that could result in higher medical costs or difficulty in meeting regulatory or accreditation requirements, among other things. In some markets and geographies, certain health care providers, particularly hospitals, physician/hospital organizations, or multi-specialty physician groups, may have significant positions or near monopolies that could result in diminished bargaining power on our part. In addition, physicians, hospitals and other health care providers may form or enter into accountable care organizations, clinically integrated networks, independent practice associations, practice management companies (which aggregate physician practices for administrative efficiency and marketing leverage), and other organizational structures, which may adversely impact our relationships with these providers or affect the way that we price our products and estimate our costs. Any such impacts might require us to incur costs to change our operations. Health care providers in our provider networks may also consolidate or merge into hospital systems, resulting in a reduction of providers in our network and in the competitive environment. In addition, if these providers refuse to contract with us, use their market position to negotiate contracts unfavorable to us or place us at a competitive disadvantage, our ability to market products or to be profitable in those areas could be materially and adversely affected. Moreover, the insolvency of one of our partners or providers, including providers with which we have a fixed PMPM capitation arrangement, could expose us to material liabilities. Providers may be unable or unwilling to pay claims they have incurred with third party providers in connection with referral services provided to our members. Depending on state law, we may be held liable for such unpaid referral claims even though the delegated provider has contractually assumed such risk. Additionally, competitive pressures or regulatory considerations may force us to pay such claims even when we have no legal obligation to do so, or we may be unable to recoup previously paid claims when the delegated provider becomes insolvent. Such liabilities incurred or losses suffered as a result of provider insolvency or other circumstances could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

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

The Individual, Small Group, and Medicare Advantage markets we serve employ risk adjustment programs that impact the revenue we recognize for our enrolled membership. As a result of the variability in the mechanics of the program itself, or of certain factors that go into the development of the risk transfers we recognize, such as risk scores, and other market-level factors where applicable, the actual amount of revenue could be materially more or less than our estimates. Consequently, our estimate of our health plans’ risk scores for any period, and any resulting change in our accrual of revenues related thereto, could have a material adverse effect on our results of operations, financial condition, and cash flows. The data provided to CMS to determine the risk score are subject to audit by CMS even several years after the annual settlements occur. If the risk adjustment data we submit are found to incorrectly overstate the health risk of our members, we may be required to refund funds previously received by us and/or be subject to penalties or sanctions, including potential liability under the FCA, which could be significant and would reduce our revenue in the year that repayment or settlement is required. Further, if the data we provide to CMS incorrectly understates the health risk of our members, we might be underpaid for the care that we must provide to our members, which could have a negative impact on our results of operations and financial condition.

Significant delays in our receipt of direct policy premiums, including as a result of regulatory restrictions on policy cancellations and non-renewals, could have a material adverse effect on our business operations, cash flows, or earnings.

We currently derive substantially all of our revenue from direct policy premiums and recognize premium revenue over the period that coverage is effective. For the year ended December 31, 2020 and the three and nine months ended September 30, 2021, approximately 40%, 24% and 28% of our direct policy premiums, respectively, were collected directly from our members, and approximately 60%, 76% and 72% of our direct policy premiums, respectively, were collected from CMS as part of the APTC program. There can be no assurance that we will receive premiums in advance of or by the end of a given coverage period. Moreover, actions taken by state and federal governments could increase the likelihood of delay in our receipt of premiums. For example, in response to the COVID-19 pandemic, state insurance departments, including in states in which we operate, issued guidelines, recommendations, and moratoria around policy cancellations and non-renewals due to non-payment. In certain states, departments urged insurers to consider actions that included relaxing due dates for premium payments, extending grace periods, waiving late fees and penalties, and allowing premium payment plans to avoid a lapse in coverage. Certain states also prohibited insurers from terminating plans due to non-payment until a specified date. If such guidelines, recommendations, and moratoria were to remain in place for an extended period of time or if similar measures were introduced due to a resurgence of COVID-19 or for other reasons, including unanticipated public health or economic crises, our receipt of premiums, if any, could be significantly delayed, which could have a material adverse effect on our business, operations, cash flows, or earnings.

We make virtual health care services available to our members through Oscar Medical Group, in which we do not own any equity or voting interest, and our virtual care availability may be disrupted if our arrangements with providers like the Oscar Medical Group become subject to legal challenges.

Pursuant to state corporate practice of medicine laws, many states in which we operate through our subsidiaries limit the practice of medicine to licensed individuals or professional organizations owned by licensed individuals, and business corporations generally may not exercise control over the medical decisions of physicians. Statutes and regulations relating to the corporate practice of medicine, fee-splitting between physicians and referral sources, and similar issues, vary widely from state to state. As of September 30, 2021, Oscar Management Corporation, one of our subsidiaries, has management services agreements with three physician-owned professional corporations, known collectively as the Oscar Medical Group. Each of the professional corporations comprising the Oscar Medical Group is wholly owned by one physician licensed in California, Florida, and New York who oversees the operation of the Oscar Medical Group in his capacity as President and sole director of each Oscar Medical Group professional corporation. He also serves as a consultant to Oscar Management Corporation. Ownership of the professional corporations comprising the Oscar Medical Group is in the process of being transferred to another physician. Under the terms of the management services agreements between Oscar Management Corporation and the Oscar Medical Group, the Oscar Medical Group retains sole responsibility for all medical decisions, as well as for hiring and managing physicians and other licensed health care providers, developing operating policies and procedures, and implementing professional standards and controls. We believe that our services operations comply with applicable state statutes and regulations regarding corporate practice of medicine, fee-splitting, and similar issues. However, regulatory authorities and other parties may assert that, despite the management services agreements and other arrangements through which we operate, we are engaged in the prohibited corporate practice of medicine, that our arrangements constitute unlawful fee-splitting, or that other similar issues exist. To that end, many of the laws, rules, and regulations with respect to corporate practice of medicine are ambiguous and have not been well-interpreted by applicable regulatory agencies or the courts. Moreover, we cannot predict whether changes will be made to existing laws, regulations, or interpretations, or whether new ones will be enacted or adopted, which could cause us to be out of compliance with these requirements. If that were to occur, we could be subject to civil and/or criminal penalties, our agreements could be found legally invalid and unenforceable (in whole or in part), or we could be required to restructure our contractual arrangements, any of which could have a material adverse effect on our results of operations, financial position, or cash flows.

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

We launched our business in 2012 and have a limited operating history. As of September 30, 2021, our insurance subsidiaries operate in 18 states, 15 of which we expanded to since 2017. We plan to offer health insurance to individuals and families in three new states for the 2022 plan year. Due to our limited operating history and the rapid growth we have experienced since we began operations, there is greater uncertainty in estimating our operating results, and our historical results may not be indicative of, or comparable to, our future results. In addition, we have limited data to validate key aspects of our business model, including our growth strategy. For example, in 2020 we entered into an exclusive strategic partnership with Cigna to offer differentiated health solutions to small businesses. As a relatively new entrant in this market, we have limited experience and are unable to predict whether we will be able to effectively and consistently provide solutions that are tailored to the budgets of small businesses and to the health needs of their employees. We cannot provide any assurance that the data we collect will provide useful measures for evaluating our business model. Moreover, we cannot provide any assurance that partnerships or joint ventures we enter into in the future will perform as well as historical partnerships or expectations. Our inability to adequately assess our performance and growth could have a material adverse effect on our brand, reputation, business, financial condition, and results of operations.

Our revenue depends on the direct policy premiums we collect from members who obtain health care services from a limited number of in-network providers, and the loss of any of these providers could result in a material reduction of our membership, which would adversely impact our revenue and operating results.

Almost all of our revenue depends on the direct policy premiums we collect from members or from the federal government on behalf of our members who obtain health care services from a limited number of providers with whom we contract. We generally manage our provider contracts on a state-by-state basis, entering into separate contracts in each state with local affiliates of a particular provider, such that no one local provider contract receives a majority of our allowed medical costs for services rendered to our members. When aggregating the payments we make to each provider through its local affiliates, AdventHealth, Tenet Healthcare Corporation, and HCA Healthcare accounted for a total of approximately 11%, 8%, and 7%, respectively, of total allowable medical costs for the year ended December 31, 2020, AdventHealth, HCA Healthcare, and Tenet Healthcare Corporation accounted for a total of approximately 19%, 10% and 6%, respectively, of total allowable medical costs for the three months ended September 30, 2021, and AdventHealth, HCA Healthcare, and Tenet Healthcare Corporation accounted for approximately 18%, 10% and 6%, respectively, of total allowable medical costs for the nine months ended September 30, 2021. We believe that a majority of our revenue will continue to be derived from direct policy premiums obtained from members who receive services from a concentrated number of providers. These providers may terminate or seek to terminate their contracts with us in the future. The sudden loss of any of our providers or the renegotiation of any of our provider contracts could adversely impact our reputation or the quality of our provider networks, which could result in a loss of a membership that adversely affects our revenue and operating results. In the ordinary course of business, we engage in active discussions and renegotiations with providers in respect of the terms of our provider contracts. Certain of our providers may seek to renegotiate or terminate their agreements with us for a variety of reasons, including in response to higher-than-expected health care costs and other market dynamics or financial pressures. These discussions could result in reductions to the fees and changes to the scope of services contemplated by our original provider agreements and, consequently, could negatively impact our revenues, business, and prospects.

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

We seek to ensure our direct policy premiums appropriately account for anticipated changes in utilization. However, our ability to do so accurately is limited by the changing nature of COVID-19 infection rates, the mutation of the COVID-19-causing virus into more infectious strains, uncertainties relating to the widespread administration of COVID-19 vaccines, the effectiveness of those vaccines against novel virus strains, and the evolving clinical understanding of COVID-19’s post-acute, long-term impacts on health. We have experienced depressed non-COVID-19 related medical costs since 2020 as a result of the pandemic’s impact on the way our members utilize care. As vaccination rates have increased nationally, members have begun to resume their utilization of healthcare, resulting in increased medical claims expenses. However, this trend may reverse if vaccination rates stall, COVID-19 variants continue to proliferate, or COVID-19 vaccines are not effective against new strains or become less effective over time. Additionally, as a result of legislative mandates and trends, we may be unable to fully implement clinical initiatives to manage health care costs and chronic conditions of our members and appropriately document their health risks and diagnoses to substantiate payments we may be entitled to under federal and state risk adjustment programs.

There are also uncertainties associated with the costs of COVID-19-related care, including vaccines and booster shots and their administration, as well as the adoption rate of vaccines and booster shots for our covered population. The costs associated with our members who receive COVID-19 vaccines may be greater than we expect if, for example, subsidies for COVID-19 vaccinations are reduced.

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

All of these conditions, and others, could have a significant impact on the health of the population of wide-spread areas. We seek to ensure our premiums appropriately account for anticipated changes in utilization, including seasonal items, such as the flu. However, if any of the regions or states in which we operate were to experience a large-scale natural disaster, a viral epidemic or pandemic, a significant terrorism attack, or some other large-scale event affecting the health of a large number of our members, utilization rates and our covered medical expenses in such regions or states would rise, which could have a material adverse effect on our business, financial condition, cash flows, or results of operations. Additionally, such natural disasters, epidemics, or pandemics could lead to regulatory changes which may force us to cover health care costs for members for which we would not typically be responsible. For example, states experiencing pandemics or natural disasters such as wildfires and hurricanes may promulgate emergency regulations requiring insurers to relax prior authorization requirements, remove prescription drug refill limitations, and cover out-of-network care. In addition, as a result of our geographic concentration, we face heightened exposure to the other risk factors described herein to the extent such risk factors disproportionately materialize in or impact the regions in which our operations are concentrated.

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

Our success depends upon the continued service of Mario Schlosser, our Co-Founder, Chief Executive Officer and a member of our board of directors, and Joshua Kushner, our Co-Founder, Vice Chairman and a member of our board of directors, the members of our senior management team, highly-specialized insurance experts, and key technical employees, as well as our ability to continue to attract and retain additional highly qualified personnel. Our future success depends on our continuing ability to identify, hire, develop, motivate, retain, and integrate highly skilled personnel for all areas of our business. If we are unable to attract the requisite personnel, our business, and prospects may be adversely affected. Each of our Co-Founders, members of our senior management team, specialized technology and insurance experts, key technical personnel, and other employees could terminate their relationship with us at any time. The loss of our Co-Founders or any other member of our senior management team, specialized technology and insurance experts, or key personnel might significantly delay or prevent the achievement of our strategic business objectives and could harm our business. In addition, much of our essential technology and infrastructure are custom-made for our business by our personnel. The loss of key technology personnel, including members of management, as well as our engineering and product development personnel, could disrupt our operations and harm our business. We also rely on a small number of highly-specialized insurance experts, the loss of any one of whom could have a disproportionate impact on our business. Competition in our industry for qualified employees is intense. Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees, and retaining and motivating our existing employees. Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to hire new employees and to retain, motivate, and incentivize existing employees. For example, from the completion of our IPO through September 30, 2021, our closing stock price ranged from a high of $36.77 to a low of $12.25. Additionally, if and when the stock options or other equity awards are substantially vested, employees under such equity arrangements may be more likely to leave, particularly when the underlying shares have seen a value appreciation.

We face significant competition for personnel, including in New York, where our headquarters is located, and including in particular technology-focused personnel. To attract and retain top talent, we have to offer, and believe we will need to continue to offer, competitive compensation and benefits packages, including equity compensation. We may also need to increase our employee compensation levels in response to competitor actions. If we are unable to retain highly qualified personnel or hire new employees quickly enough to meet our needs, or otherwise fail to effectively manage our hiring needs or successfully integrate new hires, including our recently hired management team members, our efficiency, ability to meet forecasts and our employee morale, productivity, and retention could suffer, which in turn could have an adverse effect on our business, results of operations, and financial condition.

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

As of September 30, 2021, we had no outstanding indebtedness. We may incur additional indebtedness in the future, including borrowings under the Revolving Credit Facility. Our future indebtedness, including borrowings, if any, under the Revolving Credit Facility, could have significant effects on our business, such as:

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

Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of September 30, 2021, the holders of our outstanding Class B common stock, which consist of Thrive Capital and our Co-Founders, beneficially own 21.1% of our outstanding capital stock and hold 82.8% of the voting power of our outstanding capital stock. Thrive Capital and Joshua Kushner (as the sole managing member of the Thrive General Partners), in particular, beneficially own 18.0% of our outstanding capital stock and hold 75.5% of the voting power of our outstanding capital stock as of September 30, 2021. Because of the 20-to-one voting ratio between our Class B common stock and Class A common stock, the holders of Class B common stock, in particular Thrive Capital and Joshua Kushner (as the sole managing member of the Thrive General Partners), collectively control over a majority of the combined voting power of all of our Class A common stock and Class B common stock and therefore will continue to be able to control all matters submitted to our stockholders for approval until a significant portion of such shares of outstanding Class B common stock have been converted to shares of Class A common stock. This concentrated control limits or precludes the ability of our other investors to influence corporate matters for the foreseeable future. For example, Thrive Capital and our Co-Founders have sufficient voting power to determine the outcome with respect to elections of directors, amendments to our certificate of incorporation, amendments to our bylaws that are subject to a stockholder vote, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval for the foreseeable future. In addition, this concentrated control may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. This control may also adversely affect the market price of our Class A common stock.

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

We anticipate incurring substantial stock-based compensation expense related to performance-based awards, including particularly the Founders Awards, which may have an adverse effect on our financial condition and results of operations and may result in substantial dilution

We have in the past and may in the future grant performance-based awards, as a result of which we may incur substantial stock-based compensation expenses and may expend substantial funds to satisfy tax withholding and remittance obligations. For example, in connection with our IPO, we granted to Mario Schlosser and Joshua Kushner, our Co-Founders, an aggregate of 6,344,779 long-term performance-based RSUs, or PSUs, which we refer to as the Founders Awards.

Mr. Schlosser’s Founders Award consists of PSUs that cover 4,229,853 shares of Class A common stock, and Mr. Kushner’s Founders Award consists of PSUs that cover 2,114,926 shares of Class A common stock. Each Founders Award will be eligible to vest based on the achievement of five pre-determined stock price goals ranging from $90.00 to $270.00 per share over a seven-year period following the closing of our IPO. Half of each Founders Award will become earned based on the achievement of such stock price goals (measured as a volume-weighted average stock price over 180 days) at any time between the second and seventh anniversaries of the closing of our IPO. The remaining half of each Founders Award also will become earned based on achieving the same stock price goals, but the period for measuring the achievement of those goals will be scaled between the second and seventh anniversaries of the closing of our IPO. Any PSUs that become earned PSUs will vest on an applicable vesting date between the third and seventh anniversaries of the closing of our IPO. Any PSUs that do not vest prior to or on the seven-year anniversary of the grant date automatically will be terminated without consideration. The PSUs are subject to certain vesting acceleration terms. We will record substantial stock-compensation expense for the Founders Awards. As of September 30, 2021, the amount of unrecognized compensation expense for the PSUs is $78.0 million, which is expected to be recognized over a weighted-average period of 4.0 years.

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

As of September 30, 2021, Thrive Capital and Joshua Kushner (as the sole managing member of the Thrive General Partners) control approximately 75.5% of the combined voting power of our outstanding capital stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

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

The sale of substantial amounts of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. As of September 30, 2021, a total of 174,056,898 shares of our Class A common stock and 35,115,807 shares of Class B common stock are issued and outstanding.

All of the shares of Class A common stock sold in our IPO are freely tradable without restriction or further registration under the Securities Act, except that any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act, or Rule 144, may be sold only in compliance with certain limitations.

Now that contractual lock-up restrictions on resale have ended, the market price of our shares of Class A common stock could drop significantly if the holders of such restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities.

The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations intended to protect investors, and to reduce the amount of information we provide in our reports filed with the SEC. We cannot be certain if this reduced disclosure will make our Class A common stock less attractive to investors.

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

Under this definition, we currently qualify as an “emerging growth company” . For so long as we are an “emerging growth company,” we will, among other things:

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

As of September 30, 2021, we have exceeded the maximum annual revenue threshold for “emerging growth companies” and expect that we will lose “emerging growth company” status as of December 31, 2021. As a result, we will be required to comply with public company disclosure requirements applicable to registrants that have exited “emerging growth company” status, including the implementation of previously deferred accounting pronouncements, as of December 31, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

Purchase of Equity Securities by the Issuer or an Affiliated Purchaser

The following table sets forth all purchases of shares of our Class A common stock made during the three months ended September 30, 2021 by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1, 2021 through July 31, 2021	—	$—	—	$—
August 1, 2021 through August 31, 2021	2,358,403	$13.5752	—	$—
September 1, 2021 through September 30, 2021	2,396,819	$17.7751	—	$—
Total	4,755,222	$15.6922	—	$—
(1)All shares in column (a) were purchased by funds affiliated with Joshua Kushner, the Vice Chairman of our board of directors, in open-market transactions. Mr. Kushner may be deemed to be an “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act.
(2)We have not adopted or announced a plan or program to purchase shares of our Class A common stock.

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

OSCAR HEALTH, INC.

Date: November 12, 2021	By:	/s/ Mario Schlosser
Mario Schlosser
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ R. Scott Blackley
R. Scott Blackley
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)