Form 10-K
period 2021-12-31
Oscar Health, Inc.
filed 2022-02-25
CIK 1568651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒

Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2021, the last business day of the registrant's most recently completed second quarter, the approximate market value of the registrant's common stock held by non-affiliates was $3,385.7 million.
As of January 31, 2022, 175,281,302 shares of the registrant's Class A common stock, par value $0.00001 per share, and 35,115,807 shares of the registrant's Class B common stock, par value $0.00001 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 are incorporated herein by reference in Part III.

Oscar Health, Inc.
ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding our future results of operations and financial position, risk adjustment payments, industry and business trends, stock compensation, business strategy, plans and plan mix, membership and market growth and our objectives for future operations.

The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise.

As used in this Annual Report on Form 10-K, unless otherwise stated or the context requires otherwise, references to “Oscar,” the “Company,” “we,” “us,” and “our,” refer to Oscar Health, Inc. and its subsidiaries on a consolidated basis.

BASIS OF PRESENTATION

As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to:
•“we,” “us,” “our,” “our business,” the “Company,” “Oscar,” and similar references refer to Oscar Health, Inc., formerly known as Mulberry Health Inc., and its subsidiaries.
•“Holdco” refers to Oscar Health, Inc. and its consolidated subsidiaries excluding its regulated insurance subsidiaries.
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
•“assumed policy premiums” are premiums received primarily as part of our reinsurance arrangements under the Cigna+Oscar small group plan offering.
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
•“health insurance subsidiary” refers to any subsidiary of Oscar Health, Inc. that has applied for or received a license, certification or authorization to sell health plans by any state Department of Insurance, Department of Financial Services, Department of Health, or comparable regulatory authority. As of December 31, 2021, Oscar Health, Inc. had 15 health insurance subsidiaries.
•“health plans” refers to the health insurance plans that Oscar sells in the Individual and Small Group markets and the Medicare Advantage Plans that Oscar sells in the Medicare Advantage market. The term includes co-branded health plans sold directly by our health insurance subsidiaries, in the case of our Cleveland Clinic +Oscar, Montefiore +Oscar, and Oscar + Holy Cross + Memorial Health plans, and co-branded plans sold directly by our partner and partially-reinsured by a health insurance subsidiary, in the case of the Cigna + Oscar plan.
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
•“Adjusted Administrative Expense Ratio” is defined as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Non-GAAP Financial Metrics—Adjusted Administrative Expense Ratio.”
•“member” refers to any individual covered by any health plans that we offer directly or through a co-branded arrangement. A member covered under more than one of our health plans counts as a single member for the purposes of this metric. Our membership is measured as of a particular point in time and may be affected by enrollment changes, including retroactive disenrollments.

•“Open Enrollment Period” refers to the yearly period when individuals and families can enroll in a health plan or make changes to an existing health plan. In most states, the 2022 Open Enrollment Period for the Individual market started on November 1, 2021 and ended on January 15, 2022. The Medicare Advantage Open Enrollment Period, which permits switching between Medicare Advantage plans, started on January 1, 2022 and ends on March 31, 2022.
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
•“2021 Special Enrollment Periods” refers to a period outside the 2021 Open Enrollment Period when an eligible person was able to enroll in an Individual market health plan or make changes to an existing Individual market health plan, due to the ongoing COVID-19 pandemic or the passage of the American Rescue Plan Act of 2021 (the “American Rescue Plan”). This includes the extended period from February 15, 2021 through August 15, 2021, for the health insurance marketplace operated by the federal government for most states and similar periods for the state-based marketplaces run by Colorado (starting February 8, 2021 through August 15, 2021), and Pennsylvania (starting February 15, 2021, through August 15, 2021). This also includes the extended Open Enrollment Periods in California, New Jersey and New York, that ran through November 30, 2021 in New Jersey and December 31, 2021 in California and New York.
•“Thrive Capital” refers to Thrive Capital Management, LLC, a Delaware limited liability company, and the investment funds affiliated with or advised by Thrive Capital Management, LLC.
•"Thrive General Partners" refers to Thrive Partners II GP, LLC, Thrive Partners III GP, LLC, Thrive Partners V GP, LLC, Thrive Partners VI GP, LLC, Thrive Partners VII GP, LLC, and Thrive Partners VII Growth GP, LLC, each of which is a general partner of a Thrive Capital-affiliated fund.

Certain monetary amounts, percentages, and other figures included in this Annual Report on Form 10-K have been subject to rounding adjustments. Percentage amounts included in this Annual Report on Form 10-K have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Annual Report on Form 10-K may vary from those obtained by performing the same calculations using the figures in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Certain other amounts that appear in this Annual Report on Form 10-K may not sum due to rounding.

Reclassification and Reverse Stock Split
In connection with its initial public offering (the “IPO”), on March 3, 2021, the Company filed an amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”) with the Secretary of State of the State of Delaware, which effected a reclassification of the Company’s issued and outstanding share capital and a one-for-three reverse stock split. Upon conversion of all outstanding shares of convertible preferred stock, and upon filing of the Company’s Amended and Restated Certificate of Incorporation, all outstanding shares of each series of the Company’s convertible preferred stock and common stock issued and outstanding prior to the IPO converted and/or were reclassified into an aggregate of 132,760,639 shares of Class A common stock, par value $0.00001 per share (the “Class A common stock”) and 35,335,579 shares of Class B common stock, par value $0.00001 per share (the “Class B common stock.”), and 943,800 shares of common stock held in treasury were reclassified into an aggregate of 314,600 shares of Class A common stock. In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), all shares of common stock and per share data that are presented in this Annual Report on Form 10-K have been adjusted to reflect the reclassification and reverse stock split on a retroactive basis for all periods presented. Shares of convertible preferred stock presented in this Annual Report on Form 10-K have not been adjusted for the reclassification or reverse stock split. For additional information, see Note 17 - Stockholders’ Equity.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our Class A common stock. The principal risks and uncertainties affecting our business include the following:

•Our ability to achieve or maintain profitability in the future;
•Our ability to execute our growth strategy and manage our growth effectively;
•Our ability to retain and expand our member base;
•Heightened competition in the markets in which we participate;
•Changes in federal or state laws or regulations, including changes with respect to the ACA and any regulations enacted thereunder;
•Our ability to accurately estimate our incurred medical expenses or effectively manage our medical costs or related administrative costs, including as a result of uncertainty due to COVID-19;
•Our ability to comply with ongoing regulatory requirements, including capital reserve and surplus requirements and applicable performance standards;
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
•Our ability to attract and retain qualified personnel;
•Our ability to utilize quota share reinsurance to reduce our capital and surplus requirements and protect against downside risk on medical claims;
•Unanticipated results of risk adjustment programs;
•Our ability to remediate a material weakness in our internal controls over financial reporting and the identification of additional material weaknesses in the future or other failure to maintain an effective system of internal controls; and
•Adverse publicity or other adverse consequences related to our dual class structure or “controlled company” status.

Before you invest in our Class A common stock, you should carefully consider all of the information in this Annual Report on Form 10-K, including matters set forth under the heading “Risk Factors.”

PART I

Item 1. Business

OUR BUSINESS

At Oscar, we make a healthier life accessible and affordable for all.

Oscar is the first health insurance company built around a full stack technology platform and a relentless focus on serving our members. We started Oscar in 2012 to create the kind of health insurance company we would want for ourselves – one that behaves like a doctor in the family. We believe every American deserves access to affordable, high-quality health care that fits their life – whether families seeking coverage that works for toddlers and their busy parents, adults with chronic conditions who know their care providers by their first names, seniors choosing a benefits package that will serve them throughout their retirement years – and everyone in between.

Powered by our own differentiated full stack technology platform, we have built a rapidly growing insurance business that enables us to earn our members’ trust, leverage the power of personalized data, and help our members find quality care they can afford. We are proud to have earned industry-leading levels of trust, engagement, and customer satisfaction from more than one million members who, as of January 31, 2022, have chosen Oscar.

Recognition of our innovative model has already enabled arrangements with other payors and providers in which health plans and products are powered by our platform. In April 2021, we launched +Oscar, our tech-driven platform designed to help provider and payor clients drive improved efficiency, growth and superior engagement with their members and patients. Through +Oscar, we are monetizing our technology platform by offering business processes as a service to our clients, including Cigna + Oscar and Health First Health Plans. Our +Oscar deals generate fee-based compensation and can include risk-sharing components. We are also pursuing opportunities to offer our +Oscar platform as a software-as-a-service (“SaaS”) to enable future growth in this business.

As we continue to bring the Oscar experience to more individuals, our goal will remain the same: to build engagement, earn trust, and help our members live healthier lives.

Our Offerings

Our technology gives us the flexibility to launch new features, enter new geographic and product markets, and enter into innovative health system collaborations. Today, we offer health plans in three insurance markets: Individual, Small Group, and Medicare Advantage across 607 counties and 22 states.

Individual and Small Group
The Individual market primarily consists of policies purchased by individuals and families through Health Insurance Marketplaces. The Small Group market consists of employees of companies with up to 50 full-time workers in most states and up to 100 full-time workers in selected states.

We offer health plans in the Individual market on exchange and off-exchange under the five “metal” plan categories defined by the ACA: Catastrophic, Bronze, Silver, Gold, and Platinum. These differ based on the size of the monthly premium and the level of sharing of medical costs between Oscar and our members.

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

Medicare Advantage
We offer Medicare Advantage plans to adults who are age 65 and older and eligible for traditional Medicare, but who instead select coverage through a private market plan. We enter into contracts with the Centers for Medicare & Medicaid Services ("CMS") under the Medicare Advantage program to provide healthcare benefits to Medicare beneficiaries. In exchange, we receive a fixed per member per month ("PMPM") premium that varies based on a variety of factors, including the CMS Star ratings of our health plans, as well as member geographic location, demographics, and health status. CMS also uses a risk adjustment system to adjust the premiums paid to Medicare Advantage plans that reflects the predicted healthcare costs of their members compared to an “average” beneficiary based on health status and other factors. Medicare Advantage premiums paid to us under our CMS contracts are subject to annual review by CMS, as well as federal government reviews and audits. We elect to participate in a given Medicare geographic region on an annual basis.

+Oscar Platform
As we have built our full stack technology platform, we have started to monetize the platform we have built through arrangements with providers, payors and other innovators. These arrangements are proof points of our ability to deploy our technology to support innovative healthcare use cases and create value by enabling our clients to leverage the strength of our full stack technology platform to power health plans. Our clients currently include the co-branded plans we have with (1) the Cleveland Clinic in the Individual market, which launched in 2018, (2) Montefiore in the Medicare Advantage market, which launched in 2020, (3) Cigna in the Small Group market, which launched in 2020, and (4) Holy Cross and Memorial in the Medicare Advantage market, which launched in 2021. In addition, in January 2022, we launched our newest client arrangement, with Health First Health Plans, which is utilizing our technology and services to support their Individual and Medicare Advantage members. While the economics of our client contracts may vary, these arrangements typically generate fee-based income and can include a risk-sharing component, depending on the structure of the arrangement.

Our Provider Contracts and Network
Our health plans include access to a network of high-quality physicians and hospitals, as well as a personalized Care Team that supports members from finding a doctor to navigating costs. As portions of the health care system increasingly shift towards offering more selective networks, we believe the insurers that will thrive are those that can consistently deliver a high-quality experience by engaging their members and routing care to in-network facilities and physicians that offer quality care at affordable rates. Oscar has exclusive provider organizations or similar networks in all of our markets for our Individual and Medicare Advantage products. The Cigna + Oscar Small Group products use Cigna’s network to offer PPO and EPO plans. We selectively work with technology-forward, high brand-recognition health systems, including some of the largest health systems in the U.S.

We are required by federal and state laws and regulation to maintain minimum network adequacy. We apply an algorithmic and proprietary model to develop a provider network that is optimized for quality and cost. While we generally have a standard set of terms that we propose for our provider contracting relationships, each health market in which we operate is unique, and therefore our negotiated contract terms are specific to each market and health provider. For instance, the fee structures for these contracts vary, and can include fee-for-service arrangements, value-based incentives and payment structures, or payments on a capitation basis.

Membership
Markets
During the Open Enrollment period for the 2022 plan year, we offered Individual plans for the first time in Arkansas, Illinois, and Nebraska, with expanded state footprints in Colorado, Florida, Georgia, Iowa, Missouri, Oklahoma, Pennsylvania, and Texas. Cigna+Oscar expansion markets included Kansas and Georgia as of October 1, 2021, and Illinois and Missouri as of January 1, 2022, bringing the C+O small group plan offering to eight states. With this expansion, we have a footprint in a total of 22 states across our Individual and Small Group, Medicare Advantage, and Cigna+Oscar plans.

Concentration
We generate a substantial majority of our total revenue from direct and assumed policy premiums. Direct policy premiums are collected directly from members and from CMS as part of the APTC program. For the year ended December 31, 2021, $911.6 million and $2.5 billion of direct policy premiums were collected directly from our members and from CMS, respectively. We also receive assumed policy premiums as part of our reinsurance arrangements under our Cigna+Oscar small group plan offering. Assumed premiums for the year ended December 31, 2021 were $16.3 million.

Disaggregated membership information as of December 31, 2021 and 2020 is presented in the tables below:

Membership by Offering
	As of December 31,
	2021	2020
Individual and Small Group	577,799	400,120
Medicare Advantage	3,864	1,924
Cigna + Oscar (1)	16,506	—
Total	598,169	402,044
(1)Represents total membership for our co-branded partnership with Cigna.

Membership by State
	As of December 31,
	2021	2020
Florida	291,894	115,171
California	98,532	103,834
Texas	90,369	93,164
New York	27,462	39,275
Arizona	23,561	4,344
Ohio	17,980	16,238
New Jersey	13,728	12,936
Georgia	6,610	426
Connecticut	6,177	—
Tennessee	5,158	8,126
Pennsylvania	4,376	3,283
Colorado	2,865	1,221
Kansas	2,455	327
Missouri	1,541	934
Michigan	1,522	2,059
Oklahoma	1,425	—
Iowa	1,330	—
North Carolina	602	—
Virginia	582	706
Total	598,169	402,044

Seasonality

Members
Our membership is measured as of a particular point in time and is concentrated in the Individual market. Membership typically declines throughout the year due to individuals disenrolling before they become effectuated members and the removal of members for non-payment or in accordance with our fraud, waste and abuse, and other operating policies. For Individual and Medicare Advantage products, the majority of our member growth occurs in connection with the annual Open Enrollment Period and Annual Election Period. Individual plan membership is historically at its highest at the beginning of the year, while Medicare Advantage plan membership typically increases throughout the year. For Small Group products, a large portion of membership is acquired between December 1 and January 1, with the remaining members acquired throughout the balance of the year.

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

Reinsurance
We enter into reinsurance agreements to help us mitigate risk, which includes protecting capital and reducing earnings and cash flow volatility. Our reinsurance is contracted under two different types of arrangements: quota share reinsurance contracts and XOL reinsurance contracts. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums (in some cases, net of a ceding commission). In XOL reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. Under XOL reinsurance, the premium payable to the reinsurer is negotiated by the parties based on losses on an individual member in a given calendar year and their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses.

OUR DIFFERENTIATED FULL STACK TECHNOLOGY PLATFORM AND STRATEGY
We have built our own full stack technology platform, which allows for greater scalability and flexibility, and spans all critical health care insurance and technology domains, including member and provider data, utilization management, claims management, billing, and benefits. We have designed our technology platform to make it easier for providers to work with us, to empower us to identify patterns in our members’ data, to improve payment accuracy, to reduce frustration across the system, and to streamline regulatory reporting. We believe we have built our platform to scale and it is broadly applicable across health care and health insurance.

Our full stack technology platform provides our members with a simple and intuitive consumer experience that enables them to take control of their health care decisions. That experience begins with trust and engagement, which we earn by providing our members with features that help them navigate the many disconnected elements of the health care ecosystem. When our members adopt these tools, we not only streamline their day-to-day interactions with the health care system and improve member satisfaction, we also obtain valuable data that lets us better understand their unique health care needs. Trust, engagement, and personalized data allow us to help route our members to the providers that can give them timely care they need at an optimized cost, including virtual care. Our full stack technology platform also permits us to offer personalized insights and benefits. It is the combination of all these factors—trust, engagement, care routing, and personalized insights—that allows us to help our members find quality care at rates they can afford. Our ability to deliver a high-value product, in turn, engenders more trust, engagement, and ability on our part to provide personalized, data-driven insights. We refer to this virtuous cycle as our member engagement engine.

As part of our member engagement engine, we pair members with their own Care Team, which enables us to form long-term relationships and continuity with our members that allows us to shift members to better and more affordable care. Our Care Teams offer personalized guidance because of their access to all of our members’ longitudinal data on our full stack technology platform. We believe our Care Team approach is one of the core reasons our member satisfaction is so high. During the fourth quarter of 2021, our NPS score reached 42 and remains meaningfully higher than the industry average of 3. Our Care Teams have a bird’s eye view of a member’s journey through the health care system, including claims and authorization history, past appointments, and in some cases, appointments scheduled in the future. We also use artificial intelligence to match members to the best doctors for them, driven by sophisticated cost and quality algorithms. This technology saves both Oscar and members money by routing care to “high value” providers, which we define as providers who, based primarily on Oscar’s proprietary cost estimate tool, historical claims data, provider location information, and survey data have lower costs and higher rated reviews from our members. Members can search directly on the Oscar app or website, or if they prefer, in consultation with their Care Team, for the right provider. We offer flexible options when our members seek care through a broad platform tailored to solving specific member needs. We have built a proprietary infrastructure integrated with Oscar claims and data management systems that ensures data is appropriately shared between Care Teams, virtual care providers and members.

Product features such as Care Teams, care routing, and virtual care are our way of building the trust, engagement, and relationship that gives us the ability to help members bend the cost curve in health care. Owning the technologies that power our business from end-to-end lets us pioneer new ways of addressing frictions in the health care system and is the foundation for Oscar’s vision to make a healthier life accessible and affordable for all. Today, this platform provides the foundation for our personalized data insight and analysis as well as our critical cost structure savings. As a result, engagement with our technology platform and customer satisfaction remains high, relative to industry average. We believe competitors who lack this member engagement engine will face significant challenges in replicating our consumer experience, and our platform thus forms an important structural moat around the innovations we have developed.

OUR GROWTH OPPORTUNITIES
We are in the early stages of addressing our market opportunity and reimagining health care in the U.S. We are focused on a clear strategy with multiple levers of growth:

Continue to grow our insurance business
We continue to expand and grow market share within our current footprint of markets and states. Today, we estimate our market share in the Individual market has grown to approximately 16% in counties where we have been operating for three years or more, based on membership within the market. Our ability to continue acquiring members in existing markets and states is driven by our combination of innovative plan design and data-driven pricing, as well as growing brand recognition through word of mouth from satisfied members. For example, we retained more than 80% of our year-end Individual members in 2022. Our member base has continued to evolve as we have invested in our plan design and pricing. Members find value in the differentiated offerings in our health plans, such as virtual care at no additional cost, wellness incentives, and dedicated Care Teams.
In 2021 we entered four new states and 237 counties and further expanded for 2022 in three states and 168 additional counties, bringing our total footprint to 607 counties and 22 states in the U.S. We focus on markets where we can offer competitively priced premiums over the long term and thus drive consistent member retention. Our platform allows us to expand into new counties and states efficiently with limited incremental spend. We have a unique opportunity to leverage our technology to rapidly and seamlessly reach consumers in new geographies.

We have also established an in-depth approach to the pricing process with a balanced view of growth, profitability, and risk amidst the competitive backdrop. Since launch, we have continued to refine our data-driven pricing process, which allows us to assemble deep market-level insights that we enhance over time. In the 2022 open enrollment period, we were the lowest price plan in our markets only 8% of the time, down from 10% in the 2021 open enrollment period, using market size as a weight, yet still grew our membership to over one million as of January 31, 2022. This is an important proof point that our differentiated model is succeeding in the marketplace and we are able to grow while maintaining price discipline.

Monetize our platform
We have made significant investments to build a unique full stack technology platform that enables innovation in the global health care system. As a result, we believe we are well-positioned to monetize our platform through risk-sharing arrangements (where we take risk for provider claims on behalf of our members), through fee-based service arrangements (where we charge a fee per member or other fee structure) and through the development of a SaaS offering. As consumers take increasing control of their health care, we believe our differentiated member engagement and end-to-end member experience can and will create value in multiple sectors of the health care ecosystem. As care shifts towards virtual delivery, we also believe there are more opportunities to deploy our digital, telehealth capabilities to enable other innovative care models.

Our platform today also has the ability to deliver solutions that represent multi-billion dollar industries, such as benefits management, claims processing, virtual care, and health care data and analytics. By leveraging our technology in areas such as machine learning, predictive analytics, and multimodal communication, we have built technology that is both member-first and helps lower costs. We believe that we have the ability to power these adjacent industries with our member engagement engine and full stack technology platform.

HUMAN CAPITAL RESOURCES
As of December 31, 2021, we had 2,621 employees.

Recruitment and Retention
We compete to hire and retain highly-talented and diverse individuals, and we offer our employees competitive compensation packages that typically include base salary, performance bonus, and equity components at certain levels and business functions. We are a mission-driven company, and we believe we are able to attract and retain qualified personnel who share our mission to make a healthier life affordable and accessible to all. To support our continuing growth, we increased our employee headcount by approximately 43% in 2021. We managed to do so in a very challenging hiring environment, while simultaneously implementing hybrid and remote work options, and offering additional employee benefits and equity and other retention programs, to address turnover and retain our current highly qualified employees.

Diversity, Inclusion and Belonging
We recognize the importance of diversity, inclusion, and belonging efforts in the workplace. We believe that having a diverse employee base will empower our community, drive better business outcomes, and ultimately allow us to better serve our members. To that end, we released Oscar’s inaugural 2020 Diversity, Inclusion and Belonging report, providing objective analytics that set a baseline for our company and fuel our commitment to being a more diverse and inclusive employer and health care company. This report can be found within the Investors section of our website. Neither the report nor the website is incorporated by reference into this Annual Report on Form 10-K.

COMPETITION
We operate in a highly competitive environment in an industry subject to significant and ongoing changes, including business consolidations, new strategic alliances, market pressures, scientific and technological advances in medical care and therapeutics, and regulatory and legislative challenges and reform both at the federal and state level. This reform includes, but is not limited to, the federal and state health care reform legislation described under “—Government Regulation.” In addition, changes to the political environment may drive additional shifts in the competitive landscape.

We compete to enroll and retain new members and employer groups, as we currently derive substantially all of our revenue from direct policy premiums, which is primarily driven by the number of members covered by our health plans. Employer groups choosing a health plan for their employees and individuals who wish to enroll in a health plan or to change health plans typically choose a plan based on price, the quality of care and services offered, ease of access to services, a specific provider being part of the network, the availability of supplemental benefits, and the reputation or name-recognition of the health plan. We believe that the principal competitive features affecting our ability to retain and increase membership include the range and prices of health plans offered, diversity of coverage, benefits and wellness programs, breadth and quality of provider network, quality of service and member experience, responsiveness to member demands, financial stability, comprehensiveness of coverage, market presence, and reputation.

As attracting new members depends in part on our ability to provide access to competitive provider networks, we compete in establishing such provider networks. We believe that the factors providers consider in deciding whether to contract with a health insurer include existing and potential member volume, reimbursement rates, timeliness and accuracy of claims payment and administrative service capabilities. While our health insurance subsidiaries are required to meet various federal and state requirements regarding the size and composition of our participating provider networks, our business model is based on contracting with selected health care systems and other providers, not all systems and providers in a given area. This allows us to work more closely with high quality health care systems that engage with us using our technology and to receive more favorable reimbursement rates from these health care systems.

The relative importance of each of the competitive factors mentioned in the above paragraphs and the identity of our principal competitors for members, employer groups, and providers varies by market and geography. In the Small Group market, for example, our principal competitors include plans offered by national carriers and local Blue Cross plans, while our principal competitors in the Individual market primarily consist of plans offered by national carriers, regional carriers, Medicaid-focused insurers offering Health Insurance Marketplace products, local Blue Cross plans, and start-up carriers. In the Medicare Advantage market, our principal competitors include Original Medicare fee-for-service plans managed by the federal government and Medicare Advantage plans offered by national, regional, and local managed care organizations and insurance companies, and accountable care organizations.

Additionally, we face significant competition for personnel. We rely on technology experts and a small number of highly-specialized insurance experts, and other highly skilled personnel, and competition in our industry for qualified employees is intense.

SALES AND MARKETING
Our marketing and sales initiatives focus on member growth through four primary avenues: acquiring members through Health Insurance Marketplaces, acquiring members through brokers, acquiring members directly through our digital platform and internal sales team, and signing agreements with small businesses that provide employee coverage as part of their benefits packages. The significant majority of our membership is acquired through the broker channel. The proportion of broker-acquired business increased year over year consistent with the macro trend in the Health Insurance Marketplace, where we see fewer members signing up directly on the exchanges.

We use marketing and sales strategies and various channels, including the internet, which we use on a selected basis to promote our advertisements through social and other media platforms, to reach consumers as well as enterprise benefits leaders. Enterprise marketing and sales strategies also include account-based marketing, business development initiatives, and client service teams focused on member acquisition, employee enrollment, and member engagement. We also use the data generated in member support interactions to constantly refine and improve our marketing campaign.

INTELLECTUAL PROPERTY
We believe that our intellectual property rights are important to our business, and our commercial success depends, in part, on our ability to protect our core technologies and other intellectual property assets. We rely on a combination of copyrights, trademarks, service marks, trade secret laws, technical know-how, confidentiality procedures, and other contractual restrictions to establish and protect our intellectual property. As of December 31, 2021, we exclusively owned three registered trademarks in the United States, the Oscar, Oscar Health, and Oscar Care marks. While trademark registrations in the United States have terms of limited duration, there is no limit on the number of times that the registrations may be renewed if they remain in use in commerce and if all required filings and payments are made with the United States Patent and Trademark Office. Further, even if a federal registration of a trademark in the United States is not renewed, the owner of the trademark may retain its common law trademark rights thereafter, for as long as the mark remains in use in commerce in the applicable state or states. In addition, we have registered domain names for websites that we use or may use in our business. As of December 31, 2021, we had no issued patents and no pending patent applications anywhere in the world, and therefore, we do not have patent protection for any of our proprietary technology, including our full stack technology platform, proprietary software, mobile app, or web portal. However, our software and other proprietary information are protected by copyright on creation. Copyright registrations, which have so far not been necessary, may be sought on an as-needed basis.

We seek to control access to and distribution of our proprietary information, including our algorithms, source and object code, designs, and business processes, through security measures and contractual restrictions. We seek to limit access to our confidential and proprietary information to a “need to know” basis and enter into confidentiality and nondisclosure agreements with our employees, consultants, members, and vendors that may receive or otherwise have access to any confidential or proprietary information. We also obtain written invention assignment agreements from our employees and consultants that assign to us all right, interest, and title to inventions and work product developed during their employment or service engagement, respectively, with us. In the ordinary course of business, we provide our intellectual property to external third parties through licensing or restricted use agreements. For information on risks associated with our intellectual property rights, see “Risk Factors—Risks Related to our Business—Failure to secure, protect, or enforce our intellectual property rights could harm our business, results of operations, and financial condition.”

INFORMATION TECHNOLOGY
Our business is dependent on effective, resilient, and secure information systems that assist us in, among other things, monitoring utilization, and other cost factors, processing provider claims, providing data to our regulators, and implementing our data security measures. Our members also depend upon our information systems for enrollment, primary care and specialist physician roster access and other information, while our providers depend upon our information systems for eligibility verifications, claims status, and other information.

We partner with third parties, including Amazon, Atlassian, inContact, and Google, to support our information technology systems. This makes our operations vulnerable to adverse effects if such third parties fail to perform adequately. We have entered into agreements with third-party vendors who manage certain of our information technology infrastructure services including, among other things, our information technology operations, end-user services, and platforms for cloud computing. As a result of such agreements, we have been able to reduce our administrative expenses over time, while improving the reliability of our information technology functions, and maintain targeted levels of service and operating performance. A segment of the infrastructure services is managed within our cloud platform, while other portions of the infrastructure services are managed externally by vendors. Our use of cloud service providers in particular is intentionally and inherently resilient, with platform level redundancy in networking and computer hardware. As an example, we distribute our AWS services across multiple availability zones to reduce the likelihood of infrastructure failure.

We have established a program of security measures to help protect our computer systems from security breaches and malicious activity and have implemented controls designed to protect the confidentiality, integrity, and availability of data, including protected health information (“PHI”), and the systems that store and transmit such data. We have employed various technology and process-based methods, such as network isolation, intrusion detection systems, vulnerability assessments, penetration testing, use of threat intelligence, content filtering, endpoint security (including anti-malware and detection response capabilities), email security mechanisms, and access control mechanisms. We also use encryption techniques for data at rest and in transit.

Our information systems and applications require continual maintenance, upgrading, and enhancement to meet our current and expected operational needs and regulatory requirements. We regularly upgrade and expand our information systems’ capabilities. For information on risks associated with our information technology systems, see “Risk Factors—Risks Related to our Business—If we are unable to integrate and manage our information systems effectively, our operations could be disrupted” and “Risk Factors—Risks Related to our Business—If we or our partners or other third parties with whom we collaborate sustain a cyber-attack or suffer privacy or data security breaches that disrupt our information systems or operations, or result in the dissemination of sensitive personal or confidential information, we could suffer increased costs, exposure to significant liability, adverse regulatory consequences, reputational harm, loss of business, and other serious negative consequences.”

GOVERNMENT REGULATION

General
Our operations are subject to comprehensive and detailed federal, state, and local laws and regulations throughout the jurisdictions in which we do business. These laws and regulations, which can vary significantly from jurisdiction to jurisdiction, restrict how we conduct our businesses and result in additional burdens and costs to us. Further, federal, state, and local laws and regulations are subject to amendments and changing interpretations in each jurisdiction. In addition, there are numerous proposed health care laws and regulations at the federal, state, and local levels. For information on risks associated with our regulatory framework, see “Risk Factors—Risks Related to the Regulatory Framework that Governs Us—Changes or developments in the health insurance markets in the United States, including passage and implementation of a law to create a single-payer or government-run health insurance program, could materially and adversely harm our business and operating results.”

Supervisory agencies, including federal and state regulatory and enforcement authorities, have broad authority to:

•grant, suspend, deny, and revoke certificates of authority to transact insurance;
•regulate our products and services;
•regulate, limit, or suspend our ability to market products, including the exclusion of our products from Health Insurance Marketplaces;
•approve premium rates;
•monitor our solvency and reserve adequacy;
•scrutinize our investment activities on the basis of quality, diversification, and other quantitative criteria; and
•impose criminal, civil, or administrative monetary penalties, and other sanctions for non-compliance with regulatory requirements.

In particular, we are subject to comprehensive oversight from CMS related to our Medicare Advantage plans. CMS regulates the Medicare Advantage payments made to us and the submission of information relating to the health status of members for purposes of determining the amounts of those payments. Additional CMS regulations govern Medicare Advantage benefit design, eligibility, enrollment and disenrollment processes, call center performance, plan marketing, record-keeping and record retention, quality assurance, timeliness of claims payment, network adequacy, and certain aspects of our relationships with and compensation of providers.

To carry out the above tasks, CMS and other agencies periodically examine our current and past business practices, accounts and other books and records, operations and performance of our health plans, compliance with contracts, adherence to governing rules and regulations, and the quality of care we provide to our members. This information and these practices may be subject to routine surveys, mandatory data reporting and disclosure requirements, regular and special investigations and audits, and from time to time, we may receive subpoenas and other requests for information from government entities. For example, CMS currently conducts risk adjustment data validation ("RADV") audits of a subset of Medicare Advantage contracts for each contract year. The RADV program audits diagnosis codes submitted in support of enhanced payments by Medicare Advantage organizations to ensure such diagnosis codes are valid and supported by medical record documentation. In addition, the HHS Office of Inspector General (“OIG”) also audits risk adjustment of companies offering Medicare Advantage plans, and we anticipate this remaining a focus of government investigations in the next few years.

The health insurance business also may be adversely impacted by court decisions that expand or invalidate the interpretations of existing statutes and regulations. It is uncertain whether we can recoup, through higher premiums or other measures, the increased costs caused by potential legislation, regulation, or court rulings.

State Regulation of Insurance Companies and HMOs
Our insurance and health maintenance organization (“HMO”) subsidiaries must obtain and maintain regulatory approvals to sell specific health plans in the jurisdictions in which they conduct business. The nature and extent of state regulation varies by jurisdiction, and state insurance regulators generally have broad administrative authority with respect to all aspects of the insurance business. The Model Audit Rule, where adopted by states, requires expanded governance practices, risk and solvency assessment reporting and the filing of periodic financial and operating reports. Most states have adopted these or similar measures to expand the scope of regulations relating to corporate governance and internal control activities of HMOs and insurance companies. Health insurers and HMOs are subject to state examination and periodic regulatory approval renewal proceedings. Some of our business activity is subject to other health care-related regulations and requirements, including utilization review, pharmacy service, or provider-related regulations and regulatory approval requirements. These requirements differ from state to state and may contain network, contracting, product and rate, licensing and financial and reporting requirements. There are laws and regulations that set specific standards for delivery of services, appeals, grievances, and payment of claims, adequacy of health care professional networks, fraud prevention, protection of consumer health information, pricing and underwriting practices, and covered benefits and services.

In addition, we are regulated as an insurance holding company and are subject to the insurance holding company laws of the states in which our health insurance subsidiaries are domiciled. These laws and other laws that govern operations of insurance companies and HMOs contain certain reporting requirements, as well as restrictions on transactions between an insurer or HMO and its affiliates, and may restrict the ability of our health insurance subsidiaries to pay dividends to our holding companies. Under New York law, for example, Oscar Insurance Corporation ("OIC"), our New York-domiciled insurance subsidiary, may not declare or distribute a dividend to shareholders except out of earned surplus (as defined under New York law). Additionally, absent prior approval of the Superintendent of the Department of Financial Services, or the Superintendent, OIC may not declare or distribute any dividend to shareholders which, together with all dividends declared or distributed by us during the preceding 12 months, exceeds the lesser of (a) ten percent of OIC’s surplus to policyholders as shown by its last statement on file with the Superintendent, or (b) one hundred percent of adjusted net investment income (as defined under New York law) during such period. Holding company laws and regulations generally require registration with applicable state departments of insurance and the filing of reports describing capital structure, ownership, financial condition, certain intercompany transactions, enterprise risks, corporate governance, and general business operations. In addition, state insurance holding company laws and regulations generally require notice or prior regulatory approval of certain transactions including acquisitions, material intercompany transfers of assets, and guarantees and other transactions between the regulated companies and their affiliates, including parent holding companies. Applicable state insurance holding company acts also restrict the ability of any person to obtain control of an insurance company or HMO without prior regulatory approval. These acts generally define “control” as the direct or indirect power to direct or cause the direction of the management and policies of a person and is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of another person. Some state laws have different definitions or applications of this standard. Dispositions of control generally are also regulated under applicable state insurance holding company laws.

The states of domicile of our health insurance subsidiaries have statutory risk-based capital ("RBC") requirements for insurance companies and HMOs based on the Risk-Based Capital For Health Organizations Model Act. These RBC requirements are intended to assess the capital adequacy of life and health insurers and HMOs, taking into account the risk characteristics of a company’s investments and products. In general, under these laws, an insurance company or HMO must submit a report of its RBC level to the insurance regulator of its state of domicile each calendar year. These laws typically require increasing degrees of regulatory oversight and intervention if a company’s RBC declines below certain thresholds. As of December 31, 2021, the RBC levels of our insurance and HMO subsidiaries met or exceeded all applicable mandatory RBC requirements. For more information on RBC capital and additional liquidity and capital requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Overview.”

Additionally, as a company that directly or indirectly controls insurers, we have an obligation to adopt a formal enterprise risk management ("ERM"), function and file enterprise risk reports on an annual basis. The ERM function and reports must address any activity, circumstance, event, or series of events involving the insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or liquidity of the insurer, including anything that would cause the insurer’s RBC to fall below certain threshold levels or that would cause further transaction of business to be hazardous to policyholders or creditors, or the public. Similarly, in accordance with The National Association of Insurance Commissioners’ (“NAIC”) Risk Management and Own Risk Solvency Assessment Model Act, we must complete an annual “own risk and solvency assessment,” which is an internal assessment, appropriate to the nature, scale, and complexity of our company, of the material and relevant risks associated with the current business plan, and of the sufficiency of capital resources to support those risks.

Ongoing Requirements and Changes Stemming from the ACA

The ACA significantly changed the United States healthcare system. While we anticipate continued changes with respect to the ACA, either through Congress, court challenges, executive actions, or administrative action, we expect the major portions of the ACA to remain in place and continue to significantly impact our business operations and results of operations, including pricing, minimum MLRs, and the geographies in which our products are available.

The ACA prohibits annual and lifetime limits on essential health benefits, member cost-sharing on specified preventive benefits, and pre-existing condition exclusions. Further, the ACA implemented certain requirements for insurers, including changes to Medicare Advantage payments and the minimum MLR provision that requires insurers to pay rebates to members when insurers do not meet or exceed the specified annual MLR thresholds. In addition, the ACA required a number of other changes with significant effects on both federal and state health insurance markets, including strict rules on how health insurance is rated, what benefits must be offered, the assessment of new taxes and fees, the creation of public Health Insurance Marketplaces for Individuals and Small employer group health insurance and the availability of premium subsidies for qualified individuals. The ACA allows individual states to choose to enact additional state-specific requirements that extend ACA mandates and some of the states where we operate have implemented higher MLR percentage requirements, lower tobacco user rating ratios, and different age curve variations. Changes to our business environment are likely to continue as elected officials at the national and state levels continue to enact, and both elected officials and candidates for election continue to propose significant modifications to existing laws and regulations, including changes to taxes and fees. For information on risks associated with ACA and changes to ACA, see “Risk Factors—Most Material Risks to Us—Any potential repeal of, changes to, or judicial challenges to the ACA, could materially and adversely affect our business, results of operations, and financial condition."

In general, the individual market risk pool that includes public Health Insurance Marketplaces has become less healthy since its inception in 2014 and continues to exhibit risk volatility. Based on our experience in public Health Insurance Marketplaces to date, we have made adjustments to our premium rates and participation footprint, and we will continue to evaluate the performance of such products going forward.

In addition, insurers have faced uncertainties related to federal government funding for various ACA programs. On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021 (“American Rescue Plan”), which built upon many of the measures in the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”). Under the American Rescue Plan, starting April 1, 2021, APTC subsidies are now available for 2021 and 2022 plan year for most individuals and families making more than 400% of the federal poverty level ("FPL"), and APTC subsidies are temporarily increased for all income brackets. The American Rescue Plan also provides for enhanced flexibility for states to extend Medicaid eligibility to women for 12 months postpartum.

Further, implementation of the ACA brings with it significant oversight responsibilities by health insurers that may result in increased governmental audits, increased assertions of alleged False Claims Act (“FCA”) liability, and an increased risk of other litigation.

Federal regulatory agencies continue to modify regulations and guidance related to the ACA and markets more broadly. Some of the more significant ACA rules are described below:

•The minimum MLR thresholds by market, as defined by U.S. Department of Health and Human Services (“HHS”), are as follows:
◦Small Group: 80%
◦Individual: 80%

•Certain states require us to meet more restrictive MLR thresholds. For example, New York state law requires an 82% MLR for both Small Group and Individual products and plans.

•The minimum MLR thresholds disclosed above are based on definitions of an MLR calculation provided by HHS, or specific states, as applicable, and differ from our calculation of MLR based on premium revenue and benefit expense as reported in accordance with U.S. GAAP. Definitions under applicable MLR regulations also impact insurers differently depending upon their organizational structure or tax status, which could result in a competitive advantage to some insurance providers that may not be available to us, resulting in an uneven playing field in the industry. Failure to meet the minimum MLR thresholds triggers an obligation to issue premium rebates to members.

•The ACA also imposed a separate minimum MLR threshold of 85% for Medicare Advantage plans. Medicare Advantage plans that do not meet this threshold will have to pay a member MLR rebate. If a plan’s MLR is below 85% for three consecutive years, enrollment will be restricted and the plan will be prohibited from accepting new members. A Medicare Advantage plan contract will be terminated if the plan’s MLR is below 85% for five consecutive years.

•All of our membership associated with our direct policy premium revenue was subject to the minimum MLR regulations as of and for the year ended December 31, 2021.

•The ACA created an incentive payment program for Medicare Advantage plans. CMS has developed the Medicare Advantage Star Ratings system, which awards between 1.0 and 5.0 stars to Medicare Advantage plans based on performance in several categories, including quality of care and customer service. The Star Ratings are used by CMS to award quality-based bonus payments to plans that receive a rating of 4.0 stars or higher. The methodology and measures included in the Star Ratings system can be modified by CMS annually. For plan year 2022, only one of our Medicare Advantage plans was eligible to receive a full Star Rating for 2022, and it received an overall rating of 3.0 Stars, with a health plan Star Rating of 2.5 Stars, and a drug plan Star Rating of 4.0 Stars.

•Further, the ACA directed the HHS Secretary to develop a system that rates qualified health plans (“QHPs”), certified by the Health Insurance Marketplace based on relative quality and price. As a QHP issuer, we must submit quality rating information in accordance with CMS guidelines as a condition of certification and participation in the Health Insurance Marketplaces. Our overall ratings, represented on a scale of 1.0 to 5.0 stars, are based on three categories: member experience, medical care, and plan administration. As of 2021, quality rating information for QHPs is publicly displayed and accessible to consumers on all Health Insurance Marketplaces.

•Federal regulations require premium rate increases to be reviewed for Small Group and Individual products above specified thresholds that may be adjusted from time to time and enrollees to be notified of the premium rate increase in advance. The regulations provide for state insurance regulators to conduct the reviews, except in cases where a state lacks the resources or authority to conduct the required rate reviews, in which cases HHS will conduct the reviews.

•Prior to the implementation of the ACA, health insurers were permitted to use differential pricing based on factors such as health status, gender, and age. The ACA prohibits health insurers selling ACA-regulated plans in the Individual and Small Group markets from using health status and gender in the determination of the insurance premium. In addition, age rating under the ACA is limited to a 3:1 ratio for adults age 21 and older, and tobacco use rating is limited to a 1.5:1 ratio. States also may choose to enact more restrictive rules than the federal minimum standards.

•Medicare Advantage reimbursement rates will not increase as much as they would have, absent the ACA, due to the payment formula promulgated by the ACA that continues to impact reimbursements. We also expect further and ongoing regulatory guidance on a number of issues related to Medicare Advantage, including evolving methodologies for ratings and quality bonus payments. While the changes to the RADV program are in part intended to provide health insurers with greater stability and predictability, and promote fairness in the RADV program’s administration, such changes may ultimately increase the government’s ability to retrospectively claw back or recover funds from health insurers.

Privacy, Confidentiality and Data Standards Regulation

Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (together, “HIPAA”) and the administrative simplification provisions of HIPAA impose a number of requirements on covered entities (including health insurers, HMOs, group health plans, certain providers, and clearinghouses) and their business associates relating to the use, disclosure and safeguarding of PHI. These requirements include uniform standards of common electronic health care transactions and privacy and security regulations; and unique identifier rules for employers, health plans, and providers.

In addition, the Health Information Technology for Economic and Clinical Health Act of 2009 and corresponding implementing regulations have imposed additional requirements on the use and disclosure of PHI such as additional breach notification and reporting requirements, contracting requirements for HIPAA business associate agreements, and strengthened enforcement mechanisms and increased penalties for HIPAA violations. Federal consumer protection laws may also apply in some instances to our privacy and security practices related to personally identifiable information. We maintain an internal HIPAA compliance program, which we believe complies with HIPAA privacy and security regulations, and have dedicated resources to monitor compliance with this program.

In addition, Health Insurance Marketplaces are required to adhere to privacy and security standards with respect to personally identifiable information and to impose privacy and security standards that are at least as protective as those the marketplaces must follow. These standards may differ from, and be more stringent than, HIPAA.

The use and disclosure of certain data that we collect or process about or from individuals are also regulated in some instances by other federal laws, including the Gramm-Leach-Bliley Act (“GLBA”), and state statutes implementing GLBA, in connection with insurance transactions in the states where we operate. Additionally, in response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions, including New York, have begun to consider new cybersecurity measures, including the adoption of cybersecurity regulations. In March 2017, the New York Department of Financial Services (“NYDFS”) promulgated Cybersecurity Requirements for Financial Services Companies, which require covered financial institutions to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures that meet specific requirements.

There are also numerous state and federal laws and regulations related to the privacy and security of health information. Laws in all 50 states require businesses to provide notices to affected individuals whose personal information has been disclosed as a result of a data breach, and certain states require notifications for data breaches involving individually identifiable health information. Most states require holders of personal information to maintain safeguards and take certain actions in response to a data breach, such as maintaining reasonable security measures and providing prompt notification of the breach to affected individuals and the state’s attorney general. For further discussion, see “Risk Factors—Risks Related to the Regulatory Framework that Governs Us."

Furthermore, states have begun enacting more comprehensive privacy laws and regulations addressing consumer rights to data protection or transparency that may affect our privacy and security practices. This includes, for example, the California Consumer Privacy Act of 2018 (“CCPA”), which governs the collection, use, handling, processing, destruction, disclosure, storage, and protection of California residents’ data and imposes additional breach notification requirements. The CCPA requires new disclosures, imposes new rules, and affords California residents new abilities to seek access and deletion of their non-PHI personal information in portions of our business not regulated by the GLBA and state law equivalents.

Additionally, a new California ballot initiative, the California Privacy Rights Act (“CPRA”), was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Laws similar to the CCPA and CPRA have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. State consumer protection laws may also apply to our privacy and security practices related to personal information, including information related to consumers and care providers.

Newer federal regulations requiring additional transparency could also materially impact our operations. These regulations include federal regulation on data interoperability requiring member data to be made available to third parties unaffiliated with Oscar, as well as federal regulations requiring hospitals and insurers to publish negotiated prices for services as well as the most accurate out-of-pocket cost estimate possible based on an individual’s health plan for procedures, drugs, durable medical equipment, and other items or services.

In addition, certain of our businesses are also subject to the Payment Card Industry (“PCI”) Data Security Standard, which is a multifaceted security standard that is designed to protect credit card account data as mandated by PCI entities. We rely on vendors to assist us with PCI matters and to ensure PCI compliance. Our business and operations are also subject to federal, state, and local consumer protection laws governing the use of email and telephone marketing.

Fraud, Waste and Abuse Laws and the False Claims Act

Because we receive payments from federal governmental agencies, we are subject to various laws commonly referred to as “fraud, waste, and abuse” laws, including the federal Anti-Kickback Statute, the Stark Law, and the FCA. These laws permit the Department of Justice (“DOJ”), the HHS Office of Inspector General (“HHS-OIG”), CMS, and other enforcement authorities to institute a claim, action, investigation, or other proceeding against us for violations and, depending on the facts and circumstances, to seek treble damages, criminal, civil, or administrative fines, penalties, and assessments. Violations of these laws can also result in exclusion, debarment, temporary or permanent suspension from participation in government health care programs, the institution of corporate integrity agreements (“CIAs”), and/or other heightened monitoring of our operations. Liability under such statutes and regulations may arise if, among other things, we knew, or it is determined that we should have known, that information we provided to form the basis for a claim for government payment was false or fraudulent, or that we were out of compliance with program requirements considered material to the government’s payment decision. Companies who receive funds from federal and state governmental agencies are required to maintain compliance programs to detect and deter fraud, waste, and abuse. Although our compliance program is designed to meet all statutory and regulatory requirements, our policies and procedures are frequently under review and subject to updates, and our training and education programs continue to evolve.

Fraud, waste, and abuse prohibitions encompass a wide range of activities, including, but not limited to, kickbacks or other inducements for referral of members or for the coverage of products (such as prescription drugs) by a plan, billing for unnecessary medical services by a health care provider, payments made to excluded providers, and improper marketing and beneficiary inducements. In particular, there has recently been increased scrutiny by the DOJ on health plans’ diagnosis coding and risk adjustment practices, particularly for Medicare Advantage plans. The regulations, contractual requirements, and policies applicable to participants in government health care programs are complex and subject to change. Health insurers are required to maintain compliance programs to prevent, detect, and remediate fraud, waste, and abuse, and are often the subject of fraud, waste, and abuse investigations and audits. We perform ongoing monitoring of our compliance with CMS risk adjustment requirements and other applicable laws. We also monitor our provider payment practices and relationships with other third parties whose products and services we reimburse (e.g. pharmaceutical manufacturers) to ensure compliance with applicable laws, including, but not limited to, the federal Anti-Kickback Statute.

In addition to the FCA, under the federal Civil Monetary Penalties Law, the HHS-OIG has the authority to impose civil penalties against any person who, among other things, knowingly presents, or causes to be presented, certain false or otherwise improper claims. There also is FCA liability for knowingly or improperly avoiding repayment of an overpayment received from the government and/or failing to promptly report and return such overpayment. Qui tam actions can be brought by private individuals (for example, a “whistleblower,” such as a disgruntled current or former competitor, member, or employee) on behalf of the government alleging that a company has defrauded the government, and the FCA permits the private individual to share in any settlement of, or judgment entered in, the lawsuit. Qui tam actions have increased significantly in recent years, causing greater numbers of health care companies to have to defend a false claim action, pay substantial settlement amounts, and/or enter into a CIA and/or other heightened monitoring arrangements to avoid exclusion from government health care programs as a result of an investigation arising out of such action. See “Risk Factors—Risks Related to the Regulatory Framework that Governs Us—We are subject to extensive fraud, waste, and abuse laws that may give rise to lawsuits and claims against us, the outcome of which may have a material adverse effect on our business, financial condition, cash flows, or results of operations.”

Further, analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, may be broader in scope than their federal equivalents; state insurance laws require insurance companies to comply with state regulations.

Guaranty Fund Assessments
Under certain state insolvency or guaranty association laws, insurance companies, and HMOs can be assessed for amounts paid by guaranty funds for policyholder losses incurred when an insurance company or HMO becomes insolvent. Most state insolvency or guaranty association laws currently provide for assessments based upon the amount of premiums received on insurance underwritten within such state (with a minimum amount payable even if no premium is received). Under many of these guaranty association laws, assessments are made or adjusted retrospectively. Some states permit insurers or HMOs to recover assessments paid through full or partial premium tax offsets, or through future policyholder surcharges. The amount and timing of any future assessments cannot be predicted with certainty; however, future assessments are likely to occur.

Corporate Practice of Medicine and Fee-Splitting Laws

Oscar Medical Group, which consists of physician-owned professional corporations, functions as a direct medical service provider and, as such, our arrangements with Oscar Medical Group are subject to additional laws and regulations. Some states have corporate practice of medicine laws prohibiting specific types of entities from practicing medicine or employing physicians to practice medicine. Moreover, some states prohibit certain entities from engaging in fee-splitting practices which involve sharing in the fees or revenues of a professional practice. These prohibitions may be statutory or regulatory, or may be imposed through judicial or regulatory interpretation. The laws, regulations and interpretations in certain states have been subject to limited judicial and regulatory interpretation and are subject to change. See “Risk Factors—Risks Related to Our Business—We make virtual health care services available to our members through Oscar Medical Group, in which we do not own any equity or voting interest, and our virtual care availability may be disrupted if our arrangements with providers like the Oscar Medical Group become subject to legal challenges."

AVAILABLE INFORMATION
Our website is www.hioscar.com. At the investor relations section of our website (ir.hioscar.com), we make available free of charge a variety of information for investors, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the Securities and Exchange Commission (“SEC”).

We announce material information to the public about us, our products and services, and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, webcasts and the investor relations section of our website in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligation under Regulation FD.
The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels.
Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations section of our website. Except as specifically indicated otherwise, the information found or available by hyperlink on our website or any other outlets we identify from time to time is not and shall not be deemed to be part of this or any other report we file with, or furnish to, the SEC.

Item 1A. Risk Factors
Our business involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in or incorporated by reference in this Annual Report on Form 10-K, including our audited consolidated financial statements and related notes, as well as our other filings with the SEC. The occurrence of any of the events described below could harm our business, operating results, financial condition, liquidity, or prospects, and could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements. In any such event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business.

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

There are many factors that could negatively affect our ability to retain existing members and expand our member base, many of which are beyond our direct control, including if:

•we are unable to remain competitive on member experience, pricing, and insurance coverage options;
•we are unable to gain access to quality providers;
•we are unable to develop or maintain competitive provider networks;
•our competitors or new market entrants successfully mimic our innovative product offerings or our full stack technology platform;
•as a result of changes in law or otherwise, our competitors participate in the Individual and Small Group markets to a greater extent than they have previously;
•our digital platform experiences technical or other problems or disruptions that frustrate the experience of members or providers or other third party partners;
•we or our partners or other third parties with whom we collaborate sustain a cyber-attack or suffer privacy or data security breaches;
•we experience unfavorable shifts in perception of our digital platform or other member service channels;
•we suffer reputational harm to our brand resulting from negative publicity, whether accurate or inaccurate;
•we are unable to maintain licenses and approvals to offer insurance in our current markets or to participate on Health Insurance Marketplaces, obtain licenses and approvals to offer insurance in new markets, or to otherwise expand our plan offerings in an economically sustainable manner;
•we fail to continue to offer new and competitive products;
•our strategic partners terminate or fail to renew our current contracts or we fail to enter into contracts with new strategic partners;
•insurance brokers that we rely on to build our member base are unable to market our insurance products effectively; or
•we fail to attract brokers to sell our insurance products or lose important broker relationships to our competitors or otherwise.

We operate in a highly competitive environment and some of the health insurers with which we compete have greater financial and other resources, offer a broader scope of products, and may be able to price their products more competitively than ours. Many of our competitors also have relationships with more providers and provider groups than we do, and can offer a larger network or obtain better unit cost economics. Our inability to overcome these challenges could impair our ability to attract new members and retain existing members, and could have a material adverse effect on our business, revenue, operating results, and financial condition. Additionally, if we are not able to grow our membership, we may be unable to attract partners to our +Oscar platform, which could materially affect our ability to execute our growth strategy.

Our business, financial condition, and results of operations may be harmed if we fail to execute our growth strategy and manage our growth effectively.

Our growth strategy includes, without limitation, acquiring new members and retaining existing members, introducing new products and plans, and monetizing our technology through our +Oscar platform.

We are rapidly expanding our membership by entering into new markets and introducing new health plans in the markets in which we currently operate. As our business grows, we may incur significant expenses prior to commencement of operations and the receipt of revenue in new markets or from new plans, including significant time and expense in obtaining the regulatory approvals and licenses necessary to grow our operations. For example, in order to obtain a certificate of authority to market and sell insurance in most jurisdictions, we must establish a provider network and demonstrate our ability to perform or delegate utilization management and other administrative functions, and we may be unable to complete these operational steps in a timely manner or at all. Even if we are successful in obtaining a certificate of authority, regulators may not approve our proposed benefit designs, provider networks, or premium levels, or may require us to change them or otherwise operate in ways that harm our profitability.

As we expand our member base and enter new markets, we are also required to contribute capital to our insurance subsidiaries to fund capital and surplus requirements, escrows, or contingency guaranties, which may, at times, be significant. If we are successful in establishing a profitable new health plan or entering a new market, increasing membership, revenues and medical costs could trigger further increased capital requirements, including risk-based capital (“RBC”), that could substantially exceed the net income generated by the health plan or in the new market. We may not be able to fund on a timely basis, or at all, the increased contribution and RBC requirements with our available cash resources, and may need to incur indebtedness or issue additional capital stock. In the event we need access to capital for such purposes, our ability to obtain such capital may be limited and may come at significant cost.

Even if we successfully attract members in sufficient numbers to cover our costs, we may experience delays in operational start dates or decide to exit geographic markets or terminate insurance products, which could not only result in financial harm, but also reputational harm to our brand. If competitors seek to retain market share by reducing prices, we may be forced to reduce our prices on similar plan offerings in order to remain competitive. There is no assurance that a reduction in our plan pricing would enable us to maintain our competitive position, and any such reduction could impact our financial condition or require a change in our operating strategies. As a result of these factors, entering new markets or introducing new health plans may decrease our profitability.

We also pursue opportunities to monetize our technology platform through +Oscar and we may be in discussions with respect to one or more such opportunities at any given time. To offer our +Oscar platform administrative services, we may be required to obtain and maintain licenses and approvals in new and existing markets, including for third party administrative services, utilization review administrative services, pharmacy benefit administration, or preferred provider network administration services. We may not be able to do so on our expected timetable or at all, or to otherwise expand our administrative service offerings and perform on our +Oscar or other commitments in an economically sustainable manner. Even if we are able to obtain necessary licenses and approvals, +Oscar arrangements may not be implemented on our expected timetable or at all, may not perform as well as expected, may not achieve timely profitability or expected synergies, may pose operational challenges, may expose us to additional liability, or may result in limitations on our ability to offer products in certain insurance markets and geographic regions.

We may also pursue opportunistic partnerships and acquisitions to allow us to provide better health care options for our members as well as to augment existing operations, and we may be in discussions with respect to one or more partnerships or acquisitions at any given time. Partnerships or other acquisition opportunities that we enter into may not perform as well as expected, may not achieve timely profitability or expected synergies, may expose us to additional liability, or may limit our ability to offer products in certain insurance markets and geographic regions.

Pursuing our growth strategy requires significant capital expenditures, the allocation of valuable management and operational resources, and the hiring of additional personnel, and may strain our operations and our financial and management controls and reporting systems and procedures. We have experienced and may in the future continue to experience attrition, which may further exacerbate these challenges. If we are unable to effectively execute our growth strategy and effectively manage our operations, systems and controls, our results of operations and financial condition could be materially and adversely affected.

We have a history of losses, and we may not achieve or maintain profitability in the future.

We have not been profitable since our inception in 2012 and had an accumulated deficit of $2.0 billion and $1.4 billion as of December 31, 2021 and 2020 respectively. We incurred net losses of $571.4 million and $406.8 million in the years ended December 31, 2021 and 2020, respectively. We expect to make significant investments to further market, develop, and expand our business, including by hiring additional personnel, continuing to develop our full stack technology platform, member engagement engine and operations, acquiring more members, maintaining existing members and investing in partnerships, collaborations and acquisitions, including through our +Oscar platform. The commissions we offer to brokers could also increase significantly as we compete to attract new members. As a public company, we also incur significant legal, accounting, compliance, and other expenses that we did not incur as a private company. We expect to continue to make such investments to grow our business. Despite these investments, we may not succeed in increasing our revenue or managing our costs on the timeline that we expect or in amounts sufficient to reduce our net loss and ultimately become profitable. Moreover, if our revenue declines, we may not be able to reduce costs in a timely manner because many of our costs are fixed, at least in the short-term. If we are unable to manage our costs effectively, this may limit our ability to optimize our business model, acquire new members, enter into +Oscar platform arrangements and grow our revenues. Accordingly, despite our best efforts to do so, we may not achieve or maintain profitability, and we may continue to incur significant losses in the future.

Failure to accurately estimate our incurred medical expenses or effectively manage our medical costs or related administrative costs could negatively affect our financial position, results of operations, and cash flows.

We set our premiums in advance of each policy year based on competitive factors in each market in which we participate as well as a projection of future expenses. As a result, the profitability of our insurance business depends, to a significant degree, on our ability to accurately estimate and effectively manage our medical expenses and administrative costs.

Numerous factors impact our ability to accurately estimate and control our medical expenses, many of which are not within our control, including, but not limited to:

•changes in health care regulations and practices, including subregulatory guidance, regulations, or statutes that govern individual, small group, or Medicare Advantage plans, or the Health Insurance Marketplaces;
•changes in medical utilization rates, including as a result of COVID-19;
•increases in the costs of healthcare facilities and services, medical devices and pharmaceuticals;
•changes in our member mix, the geographic concentration of our members, and the distribution of members among our plans;
•lack of credible data in new markets or with respect to new plan offerings;
•initiation of new Special Enrollment Periods or other unexpected healthcare market developments;
•the end of the temporary suspension of eligibility recertification for Medicaid recipients in response to the COVID-19 pandemic, which will likely result in an increase in healthcare exchange participation;
•the broader competitive landscape;
•the occurrence of natural disasters, terrorism, major epidemics, pandemics (including related to COVID-19 and its variants), and the potential effects of climate change;
•continued inequity and racial discrimination in the U.S. health care system, and the resulting physical and mental health costs in broader society;
•the introduction and adoption of new or costly medical technologies and pharmaceuticals; and
•provider fraud.

Due to the time lag between when services are actually rendered by providers and when we receive, process, and pay a claim for those services, our medical expenses include a provision for claims incurred but not paid. Given the uncertainties inherent in making estimates for such provisions, there can be no assurance that our claims liability estimate will be adequate, and any adjustments to the estimate may unfavorably impact, potentially in a material way, our reported results of operations and financial condition. Further, our inability to estimate our claims liability may also affect our ability to take timely corrective actions, further exacerbating the extent of any adverse effect on our results.

We also incur substantial administrative costs, particularly the costs of hiring and retaining personnel. External factors, including general economic conditions such as inflation and unemployment levels, are generally beyond our control and could further reduce our ability to accurately estimate and effectively control our administrative expenses. As a result of our market expansion, expansion of our plan offerings and growth of our membership, our anticipated medical expenses and administrative costs are subject to additional uncertainty.

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

For the years ended December 31, 2021 and 2020, approximately 98%, and 95%, respectively, of our revenue was derived from sales of health plans subject to regulation under the ACA, primarily comprised of policies directly purchased by individuals and families and secondarily comprised of policies purchased by small employers and provided to their employees as a benefit. Consequently, changes to, or repeal of, portions or the entirety of the ACA, as well as judicial interpretations in response to legal and other constitutional challenges, could materially and adversely affect our business and financial position, results of operations, or cash flows. Even if the ACA is not amended or repealed, elected and appointed officials could continue to propose changes impacting the ACA, which could materially and adversely affect our business, results of operations, and financial condition.

The ACA also established significant subsidies to support the purchase of health insurance by individuals, in the form of advanced premium tax credits, or APTCs, available through Health Insurance Marketplaces. The American Rescue Plan added additional APTCs for individuals at every household income level for 2021 and 2022. During the years ended December 31, 2021 and 2020, the direct policy premiums of approximately 73% and 60%, respectively, of our members were subsidized by APTCs. Although individuals would still be able to purchase coverage, possibly through marketplaces that continue to be maintained by certain states or by purchasing coverage directly from an insurer, the elimination or reduction of APTCs or other subsidies would make such coverage unaffordable to some individuals and could thereby reduce overall participation in the Health Insurance Marketplaces and our membership, which could have a significant adverse effect on our business and future operations, and our results of operations and financial condition. Further, the federal government’s continued refusal to fund cost sharing subsidies could additionally impact Health Insurance Marketplace enrollment. These market and political dynamics may increase the risk that our Health Insurance Marketplace products will be selected by individuals who have a higher risk profile or utilization rate or lower subsidization rate than we anticipated when we established the pricing for products on Health Insurance Marketplaces, possibly leading to financial losses.

There have been significant efforts to repeal, or limit implementation of, certain provisions of the ACA. Such initiatives include repeal of the individual mandate effective in 2019, as well as easing of the regulatory restrictions placed on short-term limited duration insurance and association health plans, some or all of which may provide fewer benefits than the traditional ACA-mandated insurance benefits. The ACA has also been subject to multiple judicial challenges of its constitutionality. The perceived uncertainty and possible changes in state and federal legislation and Health Insurance Marketplaces could result in reduced participation from individuals seeking insurance coverage and possible non-renewal of existing policies. Because we rely on the Health Insurance Marketplaces, any changes to the ACA that result in reduced membership, or other changes in healthcare law and regulation, could materially and adversely impact our business, financial condition, and results of operations.

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

The NAIC has adopted the Annual Financial Reporting Model Regulation, or the Model Audit Rule, which, where adopted by states, requires expanded governance practices, risk and solvency assessment reporting, and filing of periodic financial and operating reports. Most states have adopted these or similar measures to expand the scope of regulations relating to corporate governance and internal control activities of HMOs and insurance companies. We are also required to notify, or obtain approval from, federal and/or state regulatory authorities prior to taking various actions as a business, including making changes to our network, service offerings, and the coverage of our health plans, as well as prior to entering into relationships with certain vendors and health organizations. Delays in obtaining or failure to obtain or maintain these approvals could reduce our revenue or increase our costs. Existing or future laws and rules could also require or lead us to take other actions such as changing our business practices, and could increase our liability.

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

We also offer Medicare Advantage plans, which requires us to comply with a myriad of rules, regulations, and subregulatory guidance, as well as third party and publicly administered performance standards. In urbanized areas, Medicare Advantage plans must be capable of enrolling at least 5,000 beneficiaries. CMS can waive this minimum enrollment requirement for the first three years of the contract. If we fail to enroll the minimum number of beneficiaries, CMS may elect not to renew our Medicare Advantage contracts. In addition, a portion of each Medicare Advantage plan’s reimbursement is tied to the plan’s Star Rating, as published by CMS, with those plans receiving a rating of four (4.0) or more stars eligible for quality-based bonus payments. A plan’s Star Rating affects its image in the market, and plans that achieve higher Star Ratings are able to offer enhanced benefits and market more effectively and, as a result, may have a competitive advantage over plans with lower Star Ratings. Medicare Advantage plans with Star Ratings of less than three (3.0) stars for three consecutive years are denoted as “low performing” plans on the CMS website and in the CMS “Medicare and You” handbook and CMS has the authority to terminate the Medicare Advantage contracts for such plans. For plan year 2022, only one of our Medicare Advantage plans was eligible to receive a full Star Rating, and it received an overall rating of 3.0 Stars, with a health plan Star Rating of 2.5 Stars, and a drug plan Star Rating of 4.0 Stars. We also received a drug plan Star Rating of 3.0 Stars for another Medicare Advantage plan. The Star Rating system is subject to change annually by CMS, which may make it more difficult to achieve and maintain favorable Star Ratings in the future. Our health insurance subsidiaries’ operating results, premium revenue, and benefit offerings will likely depend significantly on their Star Ratings, and there can be no assurances that we will be successful in achieving favorable Star Ratings or maintaining or improving our Star Ratings once achieved.

Similarly, health care accreditation entities such as the National Committee for Quality Assurance (“NCQA”), evaluate health plans based on various criteria, including effectiveness of care and member satisfaction. Health insurers seeking accreditation from NCQA must pass a rigorous, comprehensive review, and must annually report their performance. If we fail to achieve and maintain accreditation from agencies, such as NCQA, we could lose the ability to offer our health plans on Health Insurance Marketplaces, or in certain jurisdictions, which would materially and adversely affect our results of operations, financial position, and cash flows.

In addition, in each of the markets in which we operate, we are regulated by the relevant insurance and/or health and/or human services, or other government departments that oversee the activities of insurance and/or healthcare organizations providing or arranging to provide services to Medicare Advantage members, Health Insurance Marketplace enrollees, or other beneficiaries. For example, our health insurance subsidiaries must comply with minimum statutory capital and other financial solvency requirements, such as deposit and surplus requirements, and related reporting requirements, as well as price transparency requirements that mandate publication or disclosure of information related to the pricing or costs of covered items or services. In December 2020, Congress passed the No Surprises Act, which requires health insurers to hold members harmless for out-of-network costs in certain circumstances, and requires that insurers and healthcare providers work to agree on out-of-network reimbursement, including through utilizing the independent dispute resolution process outlined in the No Surprises Act or a similar process established under applicable state law. The No Surprises Act is effective January 1, 2022. Many states have enacted separate legislation addressing balance billing or surprise medical bills. These laws and regulations vary in their approach, resulting in different impacts on the health care system as a whole. Our health insurance subsidiaries must also comply with numerous statutes and regulations governing the sale, marketing, and administration of insurance. We have in the past, and we may in the future, fail to take actions mandated by federal and/or state laws or regulations with respect to changes in our health benefits, the health insurance policies for which individuals are eligible, proposed or actual premiums, and/or other aspects of individuals’ health insurance coverage. Such failures may result in our having to take corrective action, including making remediation payments to our members or paying fines to regulators, and may subject us to negative publicity. Any such failures could also negatively impact our ability to service our existing +Oscar platform arrangements and enter into new arrangements.

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

The healthcare regulatory landscape can change unpredictably and rapidly due to changes in political party legislative majorities or executive branch administrations at the state or federal level in the United States and could, among other things:

•require us to restructure our relationships with providers within our network;
•require us to contract with additional providers at unfavorable terms;
•require us to cover certain forms of care provided by out-of-network providers at rates or levels indicated by rule or statute;
•require us to implement changes to our healthcare services and types of coverage, or prevent us from innovating and implementing technology solutions;
•require us to provide healthcare coverage to a higher risk population without the opportunity to adjust our premiums;
•require us to implement costly processes and compliance infrastructure;
•require us to make changes that restrict revenue and enrollment growth;
•increase our sales, marketing, and administrative costs;
•impose additional capital and surplus requirements, which may require us to incur additional indebtedness, sell capital stock, or access other sources of funding;
•make it more difficult to obtain regulatory approvals to operate our business or maintain existing regulatory approvals;
•prevent or delay us from entering into new service areas or product lines; and
•increase or change our liability to members in the event of malpractice by our contracted providers.

Changes and developments in the health insurance system in the United States and the states in which we operate could also reduce demand for our services and harm our business. For example, certain elected officials have introduced proposals for some form of a single public or quasi-public agency that organizes healthcare financing, but under which healthcare delivery would remain private, and certain states have proposed, and in some cases passed, legislation creating a public option for individual and small group plans.

As the regulatory and legislative environments within which we operate are evolving, we may not be able to ensure timely compliance with such changes due to limited resources. Furthermore, we may face challenges prioritizing the allocation of resources between implementing systems responsive to new legislative or regulatory requirements, focusing on growth-related operations and implementing management systems and controls related to being a public company.

In addition, changes to government policies not specifically targeted to the healthcare industry, such as a change in tax laws and the corporate tax rate or government spending cuts, could have significant impacts on our business, results of operations, financial condition and liquidity.

If we fail to comply with applicable privacy, security, and data laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information on our behalf, or applicable consumer protection laws, our business, reputation, results of operations, financial position, and cash flows could be materially and adversely affected.

As part of our normal operations, we collect, receive, use, maintain, handle, transmit, process, and retain, which collectively in this risk factor we refer to as “Process” or “Processing,” personal, sensitive and other confidential information about individuals. We are subject to various federal and state laws and rules regarding the Processing of confidential information about individuals. These laws and regulations include, among others, the HIPAA and the CCPA.

HIPAA imposes privacy, security and breach notification obligations on “covered entities,” including certain healthcare providers, health plans and healthcare clearinghouses, and their respective “business associates” that Process individually identifiable health information for or on behalf of a covered entity, as well as their covered subcontractors with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HIPAA requires covered entities and business associates to develop and maintain policies and procedures with respect to the protection of, use and disclosure of PHI, and to implement administrative, physical, and technical safeguards to protect PHI, including PHI Processed in electronic form, and to adhere to certain notification requirements in the event of a breach of unsecured PHI.

Additionally, under HIPAA, health insurers and other covered entities are also required to report breaches of PHI to affected individuals without unreasonable delay, not to exceed 60 days following discovery of the breach by a covered entity or its agents. Notification also must be made to the HHS-OCR and prominent media outlets in any states where 500 or more people are impacted by the breach. Ongoing review and oversight of these measures involves significant time, effort, and expense.

Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI or following a complaint about privacy practices or an audit by the HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. HIPAA also authorizes state Attorneys General to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

In addition, we are subject to the CCPA, which became effective as of January 1, 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Additionally, a new California ballot initiative, the CPRA, was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. The CCPA and CPRA contain exemptions to which our business is subject, such as for medical information governed by the California Confidentiality of Medical Information Act, and for PHI collected by a covered entity or business associate governed by the privacy, security, and breach notification rule established pursuant to HIPAA; however, information we hold about individual residents of California that is not subject to such exceptions would be subject to the CCPA and CPRA.

Certain other state laws also regulate issues related to privacy, security and use of personal information, and we expect states to continue to enact legislation similar to the CCPA and CPRA that provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. For example, laws similar to the CCPA and CPRA have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States Such legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

We are also subject to other laws, regulations and industry standards that govern our business practices, including the Telephone Consumer Protection Act (“TCPA”), which restricts the use of automated tools and technologies to communicate with wireless telephone subscribers or communications services consumers generally, the CAN-SPAM Act, which regulates the transmission of marketing emails, and the PCI Data Security Standard, which is a multifaceted security standard that is designed to protect credit card account data as mandated by PCI entities. We may become subject to claims that we have violated these laws and standards, based on our or our vendors’ past, present, or future Processing business practices, which could have an adverse impact on our business and reputation, subject us to fines and/or require us to change our business practices.

The regulatory framework governing the Processing of certain information, particularly financial and other personal information, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. It is possible that these laws, regulations and standards may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our services and platform capabilities. We may face challenges in addressing current and evolving requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in our effort to do so. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy policies, changing consumer expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the incurrence of significant fines, penalties or other liabilities. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, would damage our reputation and adversely affect our business, financial condition and results of operations.

As we expand our customer base and enter into +Oscar platform arrangements, we may become subject to an increasingly complex array of data privacy and security laws and regulations, further increasing our cost of compliance and doing business. Differing laws in each jurisdiction in which we do business and changes to existing laws and regulations may also impair our ability to offer our existing or planned features, products and services and increase our cost of doing business.

We are subject to extensive fraud, waste, and abuse laws that may require us to take remedial measures or give rise to lawsuits and claims against us, the outcome of which may have a material adverse effect on our business, financial condition, cash flows, or results of operations.

Because we receive payments from federal governmental agencies, we are subject to various laws commonly referred to as “fraud, waste, and abuse” laws, including the federal Anti-Kickback Statute, the federal Physician Self-Referral Law, or Stark Law, and the FCA. These laws permit the DOJ, the OIG, CMS, and other enforcement authorities to institute a claim, action, investigation, or other proceeding against us for violations and, depending on the facts and circumstances, to seek treble damages, criminal and civil fines, penalties, and assessments. Violations of these laws can also result in exclusion, debarment, temporary or permanent suspension from participation in government healthcare programs, the institution of corporate integrity agreements, or CIAs, and/or other heightened monitoring of our operations. Liability under such statutes and regulations may arise, among other things, if we knew, or it is determined that we should have known, that information we provided to form the basis for a claim for government payment was false or fraudulent, or that we were out of compliance with program requirements considered material to the government’s payment decision.

Fraud, waste and abuse prohibitions encompass a wide range of activities, including, but not limited to, kickbacks or other inducements for referral of members or for the coverage of products (such as prescription drugs) by a plan, billing for unnecessary medical services by a healthcare provider, payments made to excluded providers, and improper marketing and beneficiary inducements. The DOJ and the OIG have continuously increased their scrutiny of healthcare payors and providers, and Medicare Advantage insurers, under the FCA, in particular, which has led to a number of investigations, prosecutions, convictions, and settlements in the healthcare industry. In particular, there has recently been increased scrutiny by the government on health insurers’ diagnosis coding and risk adjustment practices, particularly for Medicare Advantage plans. In some proceedings involving Medicare Advantage plans, there have been allegations that certain financial arrangements with providers violate other laws governing fraud and abuse, such as the federal Anti-Kickback Statute. We expect this trend to continue. In addition, under applicable regulatory requirements and our policies, we must take appropriate measures to determine whether there is credible evidence that any of our members, particularly those who receive federal subsidies, were enrolled by brokers without their authorization. In such cases, we conduct certain outreach procedures under our policies and refer instances of potentially unauthorized enrollment to the appropriate authorities for potential rescission, which may also entail retroactive adjustment of membership numbers. Our failure to take appropriate measures to refer cases of fraud, waste and abuse to the relevant authorities when we are required to do so may subject us to corrective actions, including regulatory enforcement, fines and penalties, adverse publicity and other effects that could materially harm our business.

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

We are periodically subject to government audits, including CMS RADV audits of our ACA and Medicare Advantage Plans to validate diagnostic data, patient claims and financial reporting, and audits of our Medicare Part D plans by the Medicare Part D Recovery Audit Contractor (“RAC”) programs authorized by the ACA. These audits could result in significant adjustments in payments made to our health plans, which could adversely affect our financial condition and results of operations. If we fail to report and correct errors discovered through our own auditing procedures or during a RADV or RAC audit, or otherwise fail to comply with applicable laws and regulations, we could be subject to fines, civil penalties or other sanctions which could have a material adverse effect on our ability to participate in these programs, and on our financial condition, cash flows and results of operations. On November 24, 2020, CMS issued a final rule that amends the RADV program by: (i) revising the methodology for error rate calculations beginning with the 2019 benefit year; and (ii) changing the way CMS applies RADV results to risk adjustment transfers beginning with the 2020 benefit year. According to CMS, these changes are designed to give insurers more stability and predictability with respect to the RADV program and promote fairness in how health insurers receive adjustments. However, the future impact of these changes remains unclear, and CMS and OIG policies and procedures for conducting RADV audits remain subject to change. These changes and any future changes to the RADV program may ultimately increase financial recoveries from health insurers resulting from the government’s ability to retrospectively claw back or recover funds.

The regulations, contractual requirements, and policies applicable to participants in government healthcare programs are complex and subject to change. Moreover, many of the laws, rules, and regulations in this area have not been well-interpreted by applicable regulatory agencies or the courts. Additionally, the significant increase in actions brought under the FCA’s “whistleblower” or “qui tam” provisions, which allow private individuals to bring actions on behalf of the government, has caused greater numbers of healthcare companies to have to defend a false claim action, pay fines, or agree to enter into a CIA to avoid being excluded from Medicare and other state and federal health care programs as a result of an investigation arising out of such action. Health plans and providers often seek to resolve these types of allegations through settlement for significant and material amounts, even when they do not acknowledge or admit liability, to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree or settlement agreement, including, for example, CIAs, deferred prosecution agreements, or non-prosecution agreements. If we are subject to liability under qui tam or other actions or settlements, our business, financial condition, cash flows, or results of operations could be adversely affected.

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

Our profitability depends, in large part, upon our ability to contract at competitive prices with hospitals, physicians, and other health care providers, such that we can provide our members with access to competitive provider networks at affordable prices. Our arrangements with health care providers generally may be terminated or not renewed by either party without cause upon prior written notice. If a provider agreement were terminated, such termination could adversely impact the adequacy of our network to service our members, and may put us at risk of non-compliance with applicable federal and state laws. We cannot provide any assurance that we will be able to continue to renew our existing contracts or enter into new contracts on a timely basis or under favorable terms enabling us to service our members profitably. Health care providers within our provider networks may not properly manage the costs of services, maintain financial solvency or avoid disputes with other providers or their federal and state regulators. Any of these events could have a material adverse effect on the provision of services to our members and our operations.

In any particular market or geography, physicians and other health care providers could refuse to contract, demand higher payments, demand favorable contract terms, or take other actions that could result in higher medical costs or difficulty in meeting regulatory or accreditation requirements, among other things. In some markets and geographies, certain health care providers, particularly hospitals, physician/hospital organizations, or multi-specialty physician groups, may have significant positions or near monopolies that could result in diminished bargaining power on our part. In addition, physicians, hospitals and other health care providers may, consolidate or merge, or form or enter into accountable care organizations, clinically integrated networks, independent practice associations, practice management companies (which aggregate physician practices for administrative efficiency and marketing leverage), and other organizational structures, which may adversely impact our relationships with these providers or affect the way that we price our products and estimate our costs. Any such impacts might require us to incur costs to change our operations, place us at a competitive disadvantage, or materially and adversely affect our ability to market products or to be profitable in those areas.

The insolvency of one of our partners or providers, including providers with which we have a fixed PMPM capitation arrangement or those which we have transitioned to a value-based care model, could expose us to material liabilities. Providers may be unable or unwilling to pay claims they have incurred with third party providers in connection with referral services provided to our members. Depending on state law, we may be held liable for such unpaid referral claims even though the delegated provider has contractually assumed such risk, or we may opt to pay such claims even when we have no obligation to do so due to competitive pressures. Such liabilities incurred or losses suffered as a result of provider insolvency or other circumstances could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

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

Some providers that render services to our members are not contracted with our health insurance subsidiaries. While our health insurance subsidiaries are required to meet various federal and state requirements regarding the size and composition of our participating provider networks, our business model is based, in the Individual and Medicare Advantage markets, and for certain of our Small Group plans, on contracting with selected health care systems and other providers, not all systems and providers in a given area. This allows us to work more closely with high quality health care systems that engage with us using our technology. That approach, however, makes it possible that our members will receive emergency services, or other services which we are required to cover by law or by the terms of our health plans, from providers who are not contracted with our health insurance subsidiaries. This situation is more likely for our members than for members who choose a plan from a competitor of ours with a broader network. In those cases, there is no pre-established contractual understanding between the provider and our health insurance subsidiary about the amount of compensation that is due to the provider. In some states, and under federal law for our business subject to the No Surprises Act and our Medicare Advantage business, the amount of compensation is defined by law or regulation. In certain situations, our health insurance subsidiaries are required to hold our members harmless for out-of-network costs, and to work directly with health care providers within the confines of state law or the No Surprises Act’s dispute resolution process to agree on reimbursement. Reimbursement for these out-of-network costs can be significant. It is difficult to predict the amount we may have to pay to out-of-network providers. The uncertainty of the amount to pay to such providers and the possibility of subsequent adjustment of the payment could materially and adversely affect our business, financial condition, cash flows, or results of operations.

Our revenue depends on the direct policy premiums we collect from members who obtain health care services from a limited number of in-network providers, and the loss of any of these providers could result in a material reduction of our membership, which would adversely impact our revenue and operating results.

Almost all of our revenue depends on the direct policy premiums we collect from members or from the federal government on behalf of our members who obtain health care services from a limited number of providers with whom we contract. We generally manage our provider contracts on a state-by-state basis, entering into separate contracts in each state with local affiliates of a particular provider, such that no one local provider contract receives a majority of our allowed medical costs for services rendered to our members. When aggregating the payments we make to each provider through its local affiliates, AdventHealth, HCA Healthcare and Tenet Healthcare Corporation accounted for a total of approximately 18%, 10% and 6%, respectively of total allowable medical costs for the year ended December 31, 2021, and AdventHealth, Tenet Healthcare Corporation and HCA Healthcare accounted for approximately 11%, 8% and 7%, respectively, of total allowable medical costs for the year ended December 31, 2020. We believe that a majority of our revenue will continue to be derived from direct policy premiums obtained from members who receive services from a concentrated number of providers. These providers may terminate or seek to terminate their contracts with us in the future. The sudden loss of any of our providers or the renegotiation of any of our provider contracts could adversely impact our reputation or the quality of our provider networks, which could result in a loss of a membership that adversely affects our revenue and operating results.

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

We currently derive substantially all of our revenue from direct policy premiums and recognize premium revenue over the period that coverage is effective. There can be no assurance that we will receive premiums in advance of or by the end of a given coverage period. Moreover, actions taken by state and federal governments could increase the likelihood of delay in our receipt of premiums. For example, in response to the COVID-19 pandemic, state insurance departments, including in states in which we operate, issued guidelines, recommendations, and moratoria around policy cancellations and non-renewals due to non-payment. If such or similar measures were to be reintroduced and to remain in place for an extended period due to a resurgence of COVID-19 or for other reasons, including unanticipated public health or economic crises, our receipt of premiums, if any, could be significantly delayed, which could have a material adverse effect on our business, operations, cash flows, or earnings.

The federal government also periodically considers reducing or reallocating the amount of money it spends for Medicare. Medicare remains subject to the automatic spending reductions imposed by the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers, which will remain in effect through 2030, with the exception of a temporary suspension through March 31, 2022, absent additional Congressional action. We anticipate this and any future similar initiatives will require government agencies to find funding alternatives, which may result in reductions in funding for programs, contraction of covered benefits, and limited or no premium rate increases, or premium rate decreases.

We make virtual health care services available to our members through Oscar Medical Group, in which we do not own any equity or voting interest, and our virtual care availability may be disrupted if our arrangements with providers like the Oscar Medical Group become subject to legal challenges.

Pursuant to state corporate practice of medicine laws, many states in which we operate through our subsidiaries limit the practice of medicine to licensed individuals or professional organizations owned by licensed individuals, and business corporations generally may not exercise control over the medical decisions of physicians. Statutes and regulations, including the interpretation and enforcement of such statutes and regulations, relating to the corporate practice of medicine, fee-splitting between physicians and referral sources, and similar issues, vary widely from state to state. We have management services agreements with four physician-owned professional corporations, known collectively as the Oscar Medical Group. Each of the professional corporations comprising the Oscar Medical Group is wholly owned by a single physician licensed in California, Florida, New York and New Jersey, who oversees the operation of the Oscar Medical Group in her capacity as president and sole director of each Oscar Medical Group professional corporation. This physician also serves as a consultant to Oscar Management Corporation. Under the terms of the management services agreements between Oscar Management Corporation and the Oscar Medical Group, the Oscar Medical Group retains sole responsibility for all medical decisions, as well as for hiring and managing physicians and other licensed health care providers, developing operating policies and procedures, and implementing professional standards and controls. Many of the laws, rules, and regulations with respect to corporate practice of medicine are ambiguous and have not been well-interpreted by applicable regulatory agencies or the courts. Moreover, changes can be made to existing laws, regulations, or interpretations, or new laws can be enacted or adopted, which could cause us to be out of compliance with these requirements. Despite the management services agreements and other arrangements we have with Oscar Medical Group, regulatory authorities and other parties may assert that we are engaged in the prohibited corporate practice of medicine, that our arrangements with Oscar Medical Group constitute unlawful fee-splitting, or that other similar issues exist. If that were to occur, we could be subject to civil and/or criminal penalties, our agreements could be found legally invalid and unenforceable (in whole or in part), or we could be required to terminate or restructure our contractual arrangements, any of which could have a material adverse effect on our results of operations, financial position, or cash flows. State corporate practice and fee-splitting prohibitions also often impose penalties on healthcare professionals for aiding in the improper rendering of professional services, which could discourage physicians and other healthcare professionals from providing clinical services that are currently available to our members.

Our health insurance subsidiaries have entered into provider participation agreements with the Oscar Medical Group that enable the Oscar Medical Group to participate in Oscar’s provider network. While we expect that our relationship with the Oscar Medical Group will continue, a material change in our relationship with the Oscar Medical Group, whether resulting from a dispute among the entities or the loss of these relationships or contracts with the Oscar Medical Group, may temporarily disrupt our ability to provide virtual health care services to our members or through our +Oscar platform arrangements and could harm our business.

Our limited operating history makes it difficult to evaluate our current business performance, implementation of our business model, and our future prospects.

We launched our business in 2012 and have a limited operating history. Due to our limited operating history and the rapid growth we have experienced since we began operations, there is greater uncertainty in estimating our operating results, and our historical results may not be indicative of, or comparable to, our future results. In addition, we have limited data to validate key aspects of our business model, including our growth strategy. For example, as a relatively new entrant in the small group market, we have limited experience and are unable to predict whether we will be able to effectively and consistently provide solutions that are tailored to the budgets of small businesses and to the health needs of their employees. We cannot provide any assurance that the data we collect will provide useful measures for evaluating our business model. Moreover, we cannot provide any assurance that partnerships or joint ventures we enter into in the future will perform as well as historical partnerships or expectations. Our inability to adequately assess our performance and growth could have a material adverse effect on our brand, reputation, business, financial condition, and results of operations.

The ongoing COVID-19 pandemic could significantly increase our costs of operation due to unanticipated changes in law or regulation, population morbidity, or utilization behaviors, adversely impact our operational effectiveness, and heighten the risks we face in our business.

In December 2019, a novel strain of coronavirus, SARS-CoV-2, was identified in Wuhan, China. Since then, SARS-CoV-2, and the resulting disease, COVID-19 (including its variants), has spread rapidly across the world. The COVID-19 pandemic continues to evolve and the impact of COVID-19 and its variants, and the actions taken to contain their spread or address their impact, could have a material adverse effect on our operations and financial results.

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

There are also uncertainties associated with the costs of COVID-19-related care, including vaccines and booster shots and their administration, for our covered population. The costs associated with our members who receive COVID-19 vaccines may be greater than we expect if, for example, subsidies for COVID-19 vaccinations are reduced.

Additionally, the long-term health impacts of SARS-CoV-2 infection causing COVID-19 are not yet well known or understood. If a significant number of our members who have contracted COVID-19 need unanticipated ongoing post-acute care, such as regular physical, occupational, or respiratory therapy, additional pharmaceutical intervention, or care for increased frequency of other illness resulting from a COVID-19-weakened immune system, our business could be materially adversely impacted due to an unanticipated increase in covered medical expenses.

As a result of the COVID-19 pandemic, the federal government, states and regulatory agencies have enacted laws and promulgated regulatory changes requiring us to relax premium collection practices, imposing additional coverage requirements, modifying enrollment and disenrollment standards, and mandating additional workplace procedures that, in each case, have increased our costs and limited our operational flexibility. We may be required to incur additional expenses to comply with such changes and requirements without being able to modify our current rates. Such measures and any further steps taken by us could adversely impact our financial results.

The spread and impact of COVID-19 and its variants, or actions taken to mitigate this spread, could also have a material and adverse effect on our ability to operate effectively, including as a result of the complete or partial closure of facilities or labor shortages. Disruptions in public and private infrastructure, including communications, availability of in-person sales and marketing channels, financial services and supply chains, could materially and adversely disrupt our normal business operations. We have provided our employee population the option to work in a remote work environment in an effort to mitigate the spread of COVID-19, as have a number of our third-party service providers, which may exacerbate certain risks to our business, including increased risk of phishing and other cybersecurity attacks, and increased risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our members or other third-parties.

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

We enter into quota share reinsurance arrangements to reduce our capital and surplus requirements, which enables us to more efficiently deploy capital to finance our growth, and to obtain protection against downside risk on medical claims. Our reinsurers are entitled to a portion of our premiums, but also share financial responsibility for health care costs incurred by our members. Our decisions on claims payments are binding on the reinsurer with the exception of any payments by us that are not required to be made under the member’s policy.

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

If our reinsurers consistently and successfully dispute our obligations to make a claim payment under a given policy, if we cannot renegotiate renewals of our quota share reinsurance arrangements on acceptable terms, if we are unable to enter into reinsurance arrangements with other reinsurers, or if our reinsurance arrangements are not approved by any of our regulators (or if our regulators take a different view, whether prospectively or retroactively, with respect to the capital treatment of our reinsurance agreements), we may need to raise additional capital to comply with applicable regulatory requirements, which could be costly. For example, we estimate that had we not had any quota share reinsurance arrangements in place, the insurance subsidiaries would have been required to hold approximately $147.9 million of additional capital as of December 31, 2021, which Holdco would have been required to fund. If we are not able to comply with our funding requirements, we would have to enter into a corrective action plan or cease operations in jurisdictions where we could not comply with such requirements. Termination of our reinsurance arrangements would also increase our exposure to volatility in medical claims.

While our financial reporting is based on U.S. GAAP, our ability to receive capital reserve credit for a particular state subsidiary due to our reinsurance agreements is dependent upon state-specific laws and regulations, as interpreted and applied by state insurance regulators. In some states we are required to seek approval in advance of entering into reinsurance agreements; in others we are not, which means that we may learn of regulators’ concerns after the effective date of certain reinsurance agreements. From time to time, we include state-specific provisions in, or subsequently make state-specific amendments to, our reinsurance agreements to reflect capital reserve credit requirements imposed by particular state regulators. The net economic effect of such provisions or amendments may not be commercially favorable, and in some instances we have chosen, and may in the future choose, not to enter into certain types of reinsurance agreements, not to seek statutory reserve credit under certain agreements, or to terminate existing agreements rather than include provisions or make amendments required by a particular state in order to receive statutory reserve credit.

Our reinsurance arrangements also subject us to various obligations, representations, and warranties with respect to the reinsurers. Reinsurance does not relieve us of liability as an insurer. If a reinsurer fails to meet its obligations under the reinsurance contract or if the liabilities exceed any applicable loss limit, we remain responsible for covering the claims on the reinsured policies. Additionally, our exposure under reinsurance arrangements may at times be disproportionately concentrated with a single reinsurer. Although we regularly evaluate the financial condition of reinsurers to minimize exposure to significant losses from reinsurer insolvencies, reinsurers may become financially unsound.

We are subject to risks associated with our geographic concentration.

The states in which we operate that have the largest concentrations of revenues include Florida, Texas, Georgia and California. Due to the geographic concentration of our business, we are exposed to heightened risks of potential losses resulting from unfavorable changes in the regulatory environment for healthcare, increased competition, and other regional factors in these states, including the following:

•unforeseen changes affecting the cost of living, other benefit costs, and reimbursement rates;
•natural disasters, such as a major earthquake, wildfire, or hurricane;
•the outbreak of an epidemic or pandemic, including due to new viruses such as COVID-19 and its variants
•a virulent influenza season;
•newly emergent mosquito-borne illnesses, such as the Zika virus, the West Nile virus, or the Chikugunya virus; and
•terrorist activity involving biological or other weapons of mass destruction.

The occurrence of any of these events could result in increased utilization or medical costs in these states or any other geographic area where our membership becomes concentrated in the future, and could therefore have a disproportionately adverse effect on our operating results. States experiencing such events may enact laws and regulations that require us to cover health care costs for members for which we would not typically be responsible, such as requiring us to relax prior authorization requirements, remove prescription drug refill limitations, and cover out-of-network care. In addition, as a result of our geographic concentration, we face heightened exposure to the other risk factors described herein to the extent such risk factors disproportionately materialize in or impact the regions in which our operations are concentrated.

We are subject to risks associated with outsourcing services and functions to third parties.

We contract with third-party vendors and service providers who provide services to us and our subsidiaries to help with our internal administrative functions, as well as third-party vendors and service providers who help us administer our products and plans. For example, Oscar delegates pharmacy claims and network management to a Pharmacy Benefit manager (PBM), CVS/Caremark. In New Jersey, we contract with QualCare, which provides us with access to its network, which represents a significant portion of our medical network in New Jersey, and various network management services. The partial or complete loss of a vendor or other third-party relationship could cause a material disruption to our business and make it difficult and costly to provide services and products that our regulators and members expect, which could have a material adverse effect on our financial condition, cash flows, and results of operations.

Some of these third-parties have direct access to our systems in order to provide their services to us and operate the majority of our communications, network, and computer hardware and software. For example, we currently offer our products through our website and online app using Amazon Web Services, Inc. (“AWS”), platforms for cloud computing, a provider of cloud infrastructure services, and the Google Cloud Platform (“GCP”). Our operations depend on protecting the virtual cloud infrastructure hosted in AWS and GCP by maintaining its configuration, architecture, and interconnection specifications, as well as the information stored in these cloud platforms and which third-party internet service providers transmit. We also engage with other third parties, including Atlassian Corporation Plc and inContact, Inc. for our product offerings and internal operations. In the event that a service agreement with a third-party vendor that we rely upon is terminated, or there is a lapse of service, interruption of internet service provider connectivity, or damage to such facilities, we could experience interruptions in our operations and service to our members and business partners, as well as delays and additional expense in arranging new facilities and services, which could harm our business, results of operations, and financial condition.

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

In addition, during periods of increased volatility, adverse securities and credit markets may exert downward pressure on the availability of liquidity and credit capacity for certain issuers. We need liquidity to pay our operating expenses, make payments on our indebtedness, if any, and pay capital expenditures. The principal sources of our cash receipts are premiums, administrative fees, investment income, proceeds from borrowings and proceeds from the issuance of capital stock. Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If one or a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

From time to time, we may become involved in costly and time-consuming litigation and regulatory actions, which require significant attention from our management.

From time to time, we are a defendant in lawsuits and the subject of regulatory actions, and are subject to audits and investigations relating to our business, including, without limitation, claims by members alleging failure to provide coverage or pay for or authorize payment for health care, claims related to non-payment or insufficient payments for services by providers, claims of trademark and other intellectual property infringement, claims alleging bad faith or unfair business practices, claims relating to sales, marketing and other business practices, inquiries regarding our submission of risk adjustment data, enforcement actions by state regulatory bodies alleging non-compliance with state law, and claims related to the imposition of new taxes, including, but not limited to, claims that may have retroactive application. We also may receive subpoenas and other requests for information from various federal and state agencies, regulatory authorities, state Attorneys General, committees, subcommittees, and members of the U.S. Congress and other state, federal, and international governmental authorities. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business and financial position, results of operations, and/or cash flows, and may affect our reputation and brand. In addition, regardless of the outcome of any litigation or regulatory proceedings, investigations, audits, or reviews, responding to such matters is costly and time consuming, and requires significant attention from our management, and could, therefore, harm our business and financial position, results of operations or cash flows. Insurance may not cover such claims, may not provide sufficient payments to cover all of the costs to resolve one or more such claims, and may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely affect our results of operations and cash flows, thereby harming our business.

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

Our success depends upon the continued service of Mario Schlosser, our Co-Founder, Chief Executive Officer and a member of our board of directors, and Joshua Kushner, our Co-Founder, Vice Chairman and a member of our board of directors, the members of our senior management team, highly-specialized technology and insurance experts, and key technical employees, as well as other highly qualified personnel. We also depend upon our continuing ability to identify, hire, develop, motivate, retain, and integrate additional highly skilled personnel to support our growth. If we are unable to attract and retain qualified personnel, our business and prospects may be adversely affected.

Each of our Co-Founders, members of our senior management team, specialized technology and insurance experts, key technical personnel, and other employees could terminate their relationship with us at any time. The loss of key personnel might significantly delay or prevent the achievement of our strategic business objectives and could harm our business. In addition, much of our essential technology and infrastructure are custom-made for our business by our personnel. The loss of key technology personnel, including members of management, as well as our engineering and product development personnel, could disrupt our operations and harm our business. We also rely on a small number of highly-specialized insurance experts, the loss of any one of whom could also have a disproportionate impact on our business. We face significant competition for personnel across all areas of our business, and we may not be able to replace key personnel in a timely manner or at all.

Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining, motivating and incentivizing our existing employees. Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our

Class A common stock may make it more difficult or costly to use equity compensation to hire new employees and to retain, motivate, and incentivize existing employees. For example, from the completion of our IPO through December 31, 2021, our closing stock price ranged from a high of $36.77 to a low of $7.62. As such, the underlying value of the equity awards held by our employees also fluctuates. Additionally, if and when the stock options or other equity awards are substantially vested, employees under such equity arrangements may be more likely to leave, particularly when the underlying shares have appreciated.

To attract and retain top talent, we will need to continue to offer competitive compensation and benefits packages, including equity compensation. We may also need to increase our employee compensation levels in response to competitor actions. If we are unable to retain highly qualified personnel or hire new employees quickly enough to meet our needs, or otherwise fail to effectively manage our hiring needs or successfully integrate new hires, including our recently hired management team members, our efficiency, ability to execute our growth strategy and our employee morale, productivity, and retention could suffer, which in turn could have an adverse effect on our business, results of operations, and financial condition.

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

Our systems and facilities are also subject to compromise from internal threats such as improper action by employees, including malicious insiders, or by vendors, counterparties, and other third parties with otherwise legitimate access to our systems. Our policies, employee training (including security awareness training), procedures, and technical safeguards may not prevent all improper access to our network or proprietary or confidential information by employees, vendors, counterparties, or other third parties. Our systems and facilities are also vulnerable to security incidents or security attacks, ransomware attacks, malware, or other forms of cyber-attack, acts of vandalism or theft, misplaced or lost data, human errors, or other similar events that could negatively affect our systems, and our and our members’ data. In the past, we have experienced, and disclosed to applicable regulatory authorities, data breaches resulting in disclosure of confidential information or PHI. Although none of these data breaches have resulted in any material financial loss or penalty to date, future data breaches could require us to expend significant resources to remediate any damage, interrupt our operations and damage our reputation, subject us to state or federal agency review and could also result in regulatory enforcement actions, material fines and penalties, litigation or other actions which could have a material adverse effect on our business, reputation and results of operations, financial position, and cash flows. Additionally, our third-party service providers who process information on our behalf may cause security breaches for which we are potentially liable.

Moreover, we face the ongoing challenge of managing access controls in a complex environment. The process of enhancing our protective measures can itself create a risk of systems disruptions and security issues. Given the breadth of our operations, including through our +Oscar technology platform, and the increasing sophistication of cyber-attacks, a particular incident could occur and persist for an extended period of time before being detected. The extent of a particular cyber-attack and the steps that we may need to take to investigate the attack may take a significant amount of time and resources before such an investigation could be completed and full and reliable information about the incident is known. During such time, the extent of any harm or how best to remediate it might not be known, which could further increase the risks, costs, and consequences of a data security incident.

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

Our operations depend significantly on effective information systems. The information gathered and processed by our information systems assists us in, among other things, generating forecasts used for strategic decisions and pricing, monitoring utilization and other cost factors, processing provider claims, detecting fraud, and providing data to our regulators. Our healthcare providers also depend upon our information systems for membership verifications, claims status, and other information. We partner with third parties, including Amazon, Atlassian, inContact, and Google, to support our information technology systems. Our information systems and applications require continual maintenance, upgrading, and enhancement to meet our current and expected operational needs and regulatory requirements. If we underestimate the need to expand or experience difficulties with the transition to or from information systems or do not appropriately plan, integrate, maintain, enhance, or expand our information systems, we could suffer, among other things, operational disruptions, loss of existing members and difficulty in attracting new members, regulatory enforcement, and increases in administrative expenses. In addition, if our providers, brokers and members do not utilize the technology we deploy to them, we may not be able to efficiently and cost-effectively operate our business. Our ability to integrate and manage our information systems may also be impaired as the result of events outside our control, including acts of nature, such as earthquakes or fires, or acts of terrorism. Also, we may from time to time obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable if such third parties discontinue such services or fail to perform adequately.

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

If state regulators do not approve payments of dividends and distributions by our health insurance subsidiaries to us, we may not have sufficient funds to implement our business strategy.

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

As of December 31, 2021, we had federal income tax NOLs of $1.65 billion available to offset our future taxable income, if any, prior to consideration of annual limitations that may be imposed under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) or otherwise. Of our NOLs, approximately $1.04 billion of losses will expire between 2032 and 2041, and $608 million of losses can be carried forward indefinitely.

We may be unable to use our NOLs, as we do not have a history of positive earnings. In addition, under Section 382 of the Code, if a corporation undergoes an “ownership change” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain shareholders or groups of shareholders over a rolling three-year period), the corporation’s ability to use its pre-ownership change NOLs to offset its post-ownership change income may be limited. We regularly assess potential NOL limitations under Section 382, and determined that an ownership change occurred in 2016; however the corresponding limitation amount did not impact the ultimate pre-change NOL available for use. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we undergo another ownership change, our ability to utilize our NOLs existing at the time of the ownership change may be limited. Future regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our cash flows may be adversely affected.

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

The terms of our senior secured credit agreement with Wells Fargo Bank, National Association as administrative agent, and certain other lenders for a revolving loan credit facility (the “Revolving Credit Facility”) in the aggregate principal amount of $200 million, may restrict us and our subsidiaries from engaging in specified types of transactions. These covenants, subject to certain limitations and exceptions, restrict our ability, and that of our subsidiaries, to, among other things:
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

The London Inter-bank Offered Rate (“LIBOR”), and certain other “benchmarks” have been the subject of continuing national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. A portion of our indebtedness bears interest at variable interest rates, primarily based on LIBOR, which may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. Some tenors of LIBOR were discontinued on December 31, 2021. Although we expect that the capital and debt markets will cease to use LIBOR as a benchmark in the near future and the administrator of LIBOR has announced its intention to extend the publication of most tenors of LIBOR for U.S. dollars through June 30, 2023, we cannot predict whether or when LIBOR will actually cease to be available, whether the Secured Overnight Funding Rate, or SOFR, will become the market benchmark in its place or what impact such a transition may have on our business, financial condition and results of operations.

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

As of December 31, 2021, we had no outstanding indebtedness. Subsequent to December 31, 2021, our indebtedness has increased due to our issuance in February 2022 of $305.0 million aggregate principal amount of our 7.25% convertible senior notes due 2021 (the “2031 Notes”), in a private placement. We may incur additional indebtedness in the future, including borrowings under the Revolving Credit Facility. Such indebtedness, including borrowings, if any, under the Revolving Credit Facility, could have significant effects on our business, such as:

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2031 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If the assumptions underlying our cash flow projections are incorrect, for example, due to unexpected impacts of the ongoing COVID-19 pandemic, we may not be able to generate sufficient cash flow from our operations to repay our existing or future indebtedness when it becomes due and to meet our other cash needs. If we are unable to generate such cash flow, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. In addition to the restrictions imposed by our Revolving Credit Facility, the investment agreement that we entered into in connection with our issuance of the 2031 Notes (the “Investment Agreement”) contains covenants, which, subject to certain conditions, limitations and exceptions, restrict our ability to refinance our indebtedness and incur additional indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in our other indebtedness becoming immediately payable in full. Due to such restrictions or other factors, we may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell our assets, it may negatively affect our business, financial condition and results of operations. In addition, we may be subject to prepayment penalties depending on when we repay our future indebtedness, including any borrowings under the Revolving Credit Facility, which amounts could be material.

We may be unable to raise the funds necessary to repurchase our outstanding 2031 Notes for cash following a fundamental change or on the optional repurchase dates, or to pay any cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the 2031 Notes or pay cash upon their conversion.
Noteholders may, subject to certain conditions described in the Indenture governing the 2031 Notes, require us to repurchase their 2031 Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the 2031 Notes to be repurchased, plus accrued and unpaid interest, if any. Additionally, pursuant to the Investment Agreement, after the fifth anniversary of the closing date of the 2031 Notes, the initial holders of the 2031 Notes have the right to require us to repurchase all of their 2031 Notes for cash, on each of June 30, 2027, June 30, 2028, June 30, 2029 and June 30, 2030 (each, a “Repurchase Date”); provided that, among other conditions, a repurchase notice is delivered to the trustee under the Indenture no later than the later of (i) 120 days prior to the applicable Repurchase Date and (ii) 10 business days following the date on which we file our Annual Report on Form 10-K for the prior year. Furthermore, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2031 Notes or pay any cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the 2031 Notes or pay any cash amounts due upon conversion. Our failure to repurchase the 2031 Notes or pay any cash amounts due upon conversion when required will constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the 2031 Notes.

Provisions in the Indenture governing the 2031 Notes could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the 2031 Notes and the Indenture could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change (as defined in the Indenture governing the 2031 Notes), then noteholders will have the right to require us to repurchase their 2031 Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change (as defined in the Indenture governing the 2031 Notes), then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the 2031 Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

Risks Related to Ownership of Our Class A Common Stock

The dual class structure of our common stock will have the effect of concentrating voting control with Thrive Capital and our Co-Founders for the foreseeable future, which will limit the ability of our other investors to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of December 31, 2021, the holders of our outstanding Class B common stock, which consist of Thrive Capital and our Co-Founders, beneficially own 21.1% of our outstanding capital stock and hold 82.8% of the voting power of our outstanding capital stock (assuming exercise of all options to acquire shares of Class B common stock that are beneficially owned as of December 31, 2021). Thrive Capital and Joshua Kushner (as the sole managing member of the Thrive General Partners), in particular, beneficially own 17.9% of our outstanding capital stock and hold 75.4% of the voting power of our outstanding capital stock as of December 31, 2021. Because of the 20-to-one voting ratio between our Class B common stock and Class A common stock, the holders of Class B common stock, in particular Thrive Capital and Joshua Kushner (as the sole managing member of the Thrive General Partners), collectively control over a majority of the combined voting power of all of our Class A common stock and Class B common stock and therefore will continue to be able to control all matters submitted to our stockholders for approval until a significant portion of such shares of outstanding Class B common stock have been converted to shares of Class A common stock. This concentrated control limits or precludes the ability of our other investors to influence corporate matters for the foreseeable future. For example, Thrive Capital and our Co-Founders have sufficient voting power to determine the outcome with respect to elections of directors, amendments to our certificate of incorporation, amendments to our bylaws that are subject to a stockholder vote, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval for the foreseeable future. In addition, this concentrated control may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. This control may also adversely affect the market price of our Class A common stock.

Because Thrive Capital’s and our Co-Founders’ interests may differ from those of our other stockholders, actions that Thrive Capital and our Co-Founders take with respect to us, as significant stockholders, may not be favorable to our other stockholders, including holders of our Class A common stock.

Thrive Capital and its affiliates engage in a broad spectrum of activities. In the ordinary course of its business activities, Thrive Capital and its affiliates may engage in activities where their interests conflict with our interests or those of our other stockholders. Thrive Capital or one of its affiliates may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, Thrive Capital may have an interest in us pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment in us, even though such transactions might involve risks to you.

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

We anticipate incurring substantial stock-based compensation expense related to performance-based awards, including particularly the Founders Awards, which may have an adverse effect on our financial condition and results of operations and may result in substantial dilution

We have in the past and may in the future grant performance-based awards, as a result of which we may incur substantial stock-based compensation expenses and may expend substantial funds to satisfy tax withholding and remittance obligations. For example, in connection with our IPO, we granted to Mario Schlosser and Joshua Kushner, our Co-Founders, an aggregate of 6,344,779 long-term performance-based restricted stock units (“PSUs”), which we refer to as the Founders Awards.

Mr. Schlosser’s Founders Award consists of PSUs that cover 4,229,853 shares of Class A common stock, and Mr. Kushner’s Founders Award consists of PSUs that cover 2,114,926 shares of Class A common stock. Each Founders Award will be eligible to vest based on the achievement of five pre-determined stock price goals ranging from $90.00 to $270.00 per share over a seven-year period following the closing of our IPO. Half of each Founders Award will become earned based on the achievement of such stock price goals (measured as a volume-weighted average stock price over 180 days) at any time between the second and seventh anniversaries of the closing of our IPO. The remaining half of each Founders Award also will become earned based on achieving the same stock price goals, but the period for measuring the achievement of those goals will be scaled between the second and seventh anniversaries of the closing of our IPO. Any PSUs that become earned PSUs will vest on an applicable vesting date between the third and seventh anniversaries of the closing of our IPO. Any PSUs that do not vest prior to or on the seven-year anniversary of the grant date automatically will be terminated without consideration. The PSUs are subject to certain vesting acceleration terms. We will continue to record substantial stock-compensation expense for the Founders Awards. As of December 31, 2021, the amount of unrecognized compensation expense for the PSUs is $72.7 million, which is expected to be recognized over a weighted-average period of 3.81 years.

In addition, any PSUs subject to the Founders Awards that are earned and vest will be settled in shares of Class A common stock as soon as practicable after becoming vested. As a result, a potentially large number of shares of Class A common stock will be issuable if the applicable vesting conditions are satisfied, which would dilute your ownership of us.

We are a “controlled company” within the meaning of the rules of NYSE and, as a result, we rely on exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

We are a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange (“NYSE”). Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

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

We currently are not relying on these exemptions, except for the exemption from the requirement that our nominating and corporate governance committee be composed entirely of independent directors. However, as long as we remain a “controlled company,” we may elect in the future to take advantage of any of these other exemptions. As a result of any such election, our board of directors may not have a majority of independent directors, our compensation committee may not consist entirely of independent directors, and our directors may not be nominated or selected by independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

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

We have filed a registration statement with the SEC on Form S-8 to register shares of our Class A common stock issued or reserved for issuance under the 2012 Plan, 2021 Plan, and ESPP and expect to file additional registration statements on Form S-8 in the future. Subject to the satisfaction of vesting conditions, shares issued pursuant to or registered under the registration statement on Form S-8 will be available for resale immediately in the public market without restriction. From time to time in the future, we may also issue additional shares of our Class A common stock, Class B common stock or securities convertible into Class A common stock pursuant to a variety of transactions, including acquisitions. The issuance by us of additional shares of our Class A common stock or securities convertible into our Class A common stock would dilute the ownership of our existing stockholders, and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our Class A common stock.

Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our Class A common stock to decline.

The sale of substantial amounts of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. All of the shares of Class A common stock sold in our IPO are freely tradable without restriction or further registration under the Securities Act, except that any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act, may be sold only in compliance with certain limitations. The market price of our shares of Class A common stock could drop significantly if the holders of such restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities.

We are no longer an emerging growth company and the reduced compliance requirements applicable to emerging growth companies no longer apply to us.

We no longer qualify as an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and as such we no longer are entitled to rely on exemptions from certain compliance requirements that are applicable to companies that are emerging growth companies. As a result, subject to certain grace periods, we are now required to:

•engage an independent registered public accounting firm to provide an attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002;
•submit certain executive compensation matters to stockholder advisory votes; and
•disclose a compensation discussion and analysis, including disclosure regarding certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

We are no longer able to continue to take advantage of cost savings associated with the JOBS Act. Furthermore, if the additional requirements applicable to non-emerging growth companies divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. Furthermore, if we are unable to satisfy our obligations as a non-emerging growth company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation

Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, and depress the market price of our Class A common stock.

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
•the authorization of undesignated or “blank check” preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders and which may be used to create a “poison pill”;
•newly created directorships are filled by a majority of directors then in office; and
•the approval of two-thirds of the then outstanding voting power of our capital stock, voting as a single class, is required to remove a director.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law (the “DGCL”), which prevents interested stockholders, such as certain stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations for a period of 3 years following the time that such stockholder became an interested stockholder, unless (i) prior to the time such stockholder became an interested stockholder, the board approved the transaction that resulted in such stockholder becoming an interested stockholder, (ii) upon consummation of the transaction that resulted in such stockholder becoming an interested stockholder, the interested stockholder owned 85% of the voting stock of the Company outstanding at the time the transaction commenced (excluding certain shares) or (iii) following board approval, the business combination receives the approval of the holders of at least two-thirds of our outstanding common stock not owned by such interested stockholder.

The insurance laws in most states require regulatory review and approval of a change in control of our domestic insurers. “Control” generally means the possession, direct or indirect, of the power to direct, or cause the direction of, the management and policies of an insurer, whether through the ownership of voting securities, by contract, or otherwise. The state statutes usually presume that control exists if a person or company, directly or indirectly, owns, controls, or holds the power to vote ten percent (10%) or more of the voting securities of an insurer or a parent company, but some states may presume control at a lower percentage. This presumption can then be rebutted by showing that control does not exist. Accordingly, a change in control could trigger regulatory review and approval in one or more states in which we operate.

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

As a public company, we face increased legal, accounting, administrative, and other costs and expenses that we did not incur as a private company. We expect to continue to incur significant costs related to operating as a public company. We are subject to the Exchange Act, the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, the Dodd-Frank Act, the Public Company Accounting Oversight Board (the “PCAOB”), and the rules and standards of the NYSE, each of which imposes additional reporting and other obligations on public companies. As a public company, we are required to, among others:

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
•utilize outside counsel and accountants to assist us with the activities listed above;
•enhance our investor relations function;
•establish new internal policies, including those relating to trading in our securities and disclosure controls and procedures;
•comply with NYSE’s listing standards; and
•comply with the Sarbanes-Oxley Act.

These rules and regulations and changes in laws, regulations, and standards relating to corporate governance and public disclosure, which have created uncertainty for public companies, will continue to increase our legal and financial compliance costs and make some activities more time consuming and costly. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our investment in compliance with existing and evolving regulatory requirements has and will continue to result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Being a public company and complying with applicable rules and regulations also makes it more difficult and more expensive for us to obtain director and officer liability insurance. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees, or as executive officers.

We have identified a material weakness in our internal control over financial reporting. If we are unable to remediate the material weakness in a timely manner, identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, our ability to comply with applicable laws and regulations and accurately and timely report our financial results, and our access to the capital markets, could be adversely affected.

We are a public reporting company subject to the rules and regulations established from time to time by the SEC and the NYSE. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to continue to place a considerable strain on our financial and management systems, processes, and controls, as well as on our personnel.
In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Section 404(a) of the Sarbanes-Oxley Act, or Section 404(a), requires that, beginning with our second annual report following our IPO, management assess and report annually on the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm issue an annual report that addresses the effectiveness of our internal control over financial reporting.

As disclosed in Part II - Item 9A, “Controls and Procedures,” of this Annual Report on Form 10-K, we identified material weaknesses in our internal control over financial reporting related to information technology general controls. As a result, we concluded that our disclosure controls and procedures were not effective as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified in Item 9A in this Annual Report on Form 10-K did not result in any misstatement of our financial statements. We have begun implementation of a remediation plan for the material weakness.

We can give no assurance that our efforts will remediate the material weakness in our internal control over financial reporting, or that additional material weaknesses will not be identified in the future. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. If the steps we take do not remediate the material weakness in a timely manner, or if we fail to implement and maintain effective internal control over financial reporting, there could be errors in our annual or interim consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations and restrict our access to capital markets, any of which could diminish investor confidence in us and cause a decline in the price of our Class A common stock.

Additionally, ineffective internal control over financial reporting could expose us to an increased risk of financial reporting fraud and the misappropriation of assets and subject us to potential delisting from the NYSE or to other regulatory investigations and civil or criminal sanctions. If we are unable to remediate the material weakness in a timely manner, or if additional material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weaknesses, our reputation, results of operations and financial condition could suffer.

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

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this report, and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our Class A common stock may decline. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in New York, New York, where we lease approximately 161,044 square feet of office space. We lease additional office space in Tempe, Arizona and Los Angeles, California. We believe our properties are adequate and suitable for our business as presently conducted.

Item 3. Legal Proceedings
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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On March 3, 2021, our Class A common stock began trading on the New York Stock Exchange under the symbol “OSCR.” Prior to that time, there was no public market for our common stock. There is no established public trading market for our Class B common stock.

Holders

As of January 31, 2022, there were 52 holders of record of our Class A common stock and 11 holders of record of our Class B common stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to fund the growth of our business and do not anticipate paying any dividends in the foreseeable future. We are regulated under state insurance holding company laws and our subsidiaries are subject to stringent regulations, including mandatory statutory capital and surplus requirements, that may restrict our or our subsidiaries’ ability to declare dividends or limit the amount of dividends and distributions that can be paid without approval of, or notification to, state regulators. In addition, the terms of our Revolving Credit Facility, and other indebtedness we may enter into from time to time, restricts our ability and that of our subsidiaries’ to, among other things, pay dividends or make other distributions on equity interests. Any decision to declare dividends in the future will be made at the discretion of our board of directors and will depend on a number of factors, including our business prospects, financial condition, regulatory and contractual restrictions, capital and surplus requirements, general business conditions, and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser

Other than as disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, the Company did not sell any equity securities during the year ended December 31, 2021 that were not registered under the Securities Act.

Neither the Company nor any affiliated purchaser purchased any equity securities of the Company during the quarter ended December 31, 2021.

Performance Graph

The following graph illustrates the total return from March 3, 2021, the first day the Company's stock was publicly traded, through December 31, 2021 for (i) our Class A common stock, (ii) the S&P 500 Index and (iii) the S&P Managed Healthcare Index. The graph assumes that $100 was invested on March 3, 2021 in each of our Class A common stock, the S&P 500 Index and the S&P Managed Healthcare Index, and that any dividends were reinvested. The comparisons reflected in the graph are not intended to forecast the future performance of our stock.

Comparison of Cumulative Total Return
160
140
120
100
80
60
40
20
0
3/3/21
3/31/21
6/30/21
9/30/21
12/31/21
OSCR
S&P 500
S&P Managed Healthcare

Company/Index	March 3, 2021	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Oscar Health, Inc.	$100.00	$77.24	$61.78	$49.97	$22.56
S&P 500	$100.00	$104.00	$113.00	$113.00	$125.00
S&P Managed HealthCare	$100.00	$112.00	$121.00	$116.00	$148.00

Use of Proceeds

On March 5, 2021, we completed our IPO, in which we issued and sold 36,391,946 shares of our Class A common stock. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-252809), as amended, declared effective by the SEC on March 2, 2021. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus dated March 2, 2021, filed with the SEC in accordance with Rule 424(b) of the Securities Act on March 4, 2021 (the “Prospectus”).

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and in other parts of this Annual Report on Form 10-K. A discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019 has been reported previously in our final prospectus filed pursuant to Rule 424(b)(4) (File No. 333-252809), filed with the SEC on March 4, 2021, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview
Oscar is the first health insurance company built around a full stack technology platform and a relentless focus on serving our members. We offer Individual & Family, Small Group and Medicare Advantage plans. We have also partnered with Cigna through the Cigna + Oscar partnership, which unites Oscar’s highly-differentiated member experience with Cigna’s broad provider networks, to exclusively serve the Small Group employer market. In April 2021, we launched +Oscar, our tech-driven platform designed to help provider and payor clients drive improved efficiency, growth and superior engagement with their members and patients. Through +Oscar, we provide services and access to our efficient, full-stack platform and health plan infrastructure to our clients, including our health insurance company subsidiaries, Cigna + Oscar and Health First Health Plans.

Recent Developments, Trends and Other Factors Impacting Performance
Initial Public Offering
On March 5, 2021, we completed our IPO, in which we issued and sold 36,391,946 shares of Class A common stock at the public offering price of $39.00 per share. We received aggregate net proceeds of $1.3 billion, after deducting underwriting discounts and commissions. For additional information, see Note 1 - Organization to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Growth Factors
During the year ended December 31, 2021, we experienced significant membership growth due to expansion in existing and new states and the 2021 Special Enrollment Periods. This increase was most significant in our Individual and Cigna + Oscar small group offerings. This growth has continued into 2022. During the 2022 Open Enrollment period, we entered into three new states and expanded our membership to over one million members as of January 31, 2022, driven largely by strong growth in our Individual plans and Cigna + Oscar small group offering.

Reinsurance
We believe our reinsurance agreements help us achieve important goals for our business, including risk management, capital efficiency, and greater predictability in our earnings in the event of unexpected significant fluctuations in MLR. Specifically, reinsurance is a financial arrangement under which the reinsurer agrees to cover a portion of our medical claims (ceded claims) in return for a portion of the premium (premiums ceded). Each quota share reinsurance agreement includes a ceding commission payment from the reinsurer to Oscar to cover administrative costs. We currently use quota share agreements to limit our risk and capital requirements, which has enabled us to grow while optimizing our use of capital. Premiums for quota share insurance are based on a percentage of premiums earned before ceded reinsurance. All premiums and claims ceded under the Company's quota share arrangements are shared proportionally with the reinsurers. For the year ended December 31, 2021, the Company was party to quota share reinsurance agreements, primarily with Axa France Vie. In 2022, we continued our reinsurance agreements with Axa France Vie and entered into new reinsurance agreements with Canada Life Assurance Company.

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

The table below presents a summary of the percentage of premiums ceded under quota share reinsurance agreements:

	Year Ended December 31,
Reinsurance	2021	2020
Axa France Vie	32%	32%
Berkshire Hathaway Specialty Insurance Company	—%	45%
Canada Life Assurance Company(1)	2%	—%
Total Premiums Ceded	34%	77%
(1)In May 2021, we terminated our 2021 quota share arrangements with Canada Life Assurance Company effective as of April 1, 2021.

Because reinsurers are entitled to a portion of our premiums under our quota share reinsurance arrangements, changes in the amount of premiums ceded under these arrangements affect our revenue. Furthermore, reductions in the amount of premiums ceded under quota share reinsurance arrangements may result in an increase to our minimum capital and surplus requirements, and an increase in corresponding capital contributions to our health insurance subsidiaries. Refer to “Liquidity and Capital Resources” for more information.

We also use excess of loss ("XOL") reinsurance to limit our exposure to large catastrophic risk from individual claims. Under our 2020 and 2021 XOL reinsurance contracts, the reinsurer is paid to cover claims related losses over a $500,000 and $750,000 attachment point, respectively. Our reinsurance treaties do not relieve us of our primary medical claims incurred obligations.

Risk Adjustment
The risk adjustment programs in the Individual, Small Group, and Medicare Advantage markets we serve are administered federally by CMS and are designed to mitigate the potential impact of adverse selection and provide stability for health insurers. Under this program, each plan is assigned a risk score based upon demographic information and current year claims information related to its members. Plans with lower than average risk scores relative to the estimated market average risk score, when applied to the statewide average premium, will have a risk adjustment payable into the pool. Inversely, plans with higher than average risk scores relative to the estimated market average risk score, when applied to the statewide average premium, will have a risk adjustment receivable from the pool. We reevaluate our risk transfer estimates as new information and market data becomes available until we receive the final report from CMS in June of the following year.

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

To date, we have experienced and may continue to experience changes in the utilization patterns of our members, as the pandemic continues to affect the United States, and our members continue to change the way they utilize care. We experienced depressed non-COVID-19 related medical costs as a result of the pandemic and as vaccination rates have increased nationally, members began to resume their utilization of healthcare including care that was deferred, resulting in increased medical claims expenses. However, this trend may reverse if vaccination rates stall, COVID-19 variants continue to proliferate, or COVID-19 vaccines are not effective against new strains or become less effective over time. During 2021, we also experienced, and may continue to experience, increased COVID-19 testing and treatment costs. We will be monitoring external trends closely as these dynamics result in increased uncertainties around our expectations of both COVID-19 and non-COVID-19 related medical costs. We cannot accurately estimate the future net potential impact, positive or negative, to our medical claims expenses at this time.

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

Financial Results Summary and Key Operating and Non-GAAP Financial Metrics
We regularly review a number of metrics, including the following key operating and non-GAAP financial metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections, and make strategic decisions. We believe these operational and financial measures are useful in evaluating our performance, in addition to our financial results prepared in accordance with GAAP.

Financial Results Summary

	Year Ended December 31,
	2021	2020
	(in thousands)
Premiums before ceded reinsurance	$2,712,988	$1,672,339
Reinsurance premiums ceded	(881,968)	(1,217,304)
Premiums earned	$1,831,020	$455,035
Total revenue	$1,838,715	$462,801
Total operating expenses	$2,383,196	$865,067
Net loss	$(571,426)	$(406,825)

Key Operating and Non-GAAP Financial Metrics

	As of December 31,
	2021	2020
Members	598,169	402,044

	Year Ended December 31,
	2021	2020
Direct and assumed premiums (in thousands)	$3,436,626	$2,287,618
Medical Loss Ratio	88.9%	84.7%
InsuranceCo Administrative Expense Ratio	21.8%	26.1%
InsuranceCo Combined Ratio	110.7%	110.8%
Adjusted Administrative Expense Ratio	28.9%	34.3%
Adjusted EBITDA(1) (in thousands)	$(429,826)	$(402,447)
(1)Adjusted EBITDA is a non-GAAP measure. See “Adjusted EBITDA” below for a reconciliation to net loss, the most directly comparable U.S. GAAP     measure, and for information regarding our use of Adjusted EBITDA.
Members
Members are defined as any individual covered by a health plan that we offer directly or through a co-branded arrangement. We view the number of members enrolled in our health plans as an important metric to help evaluate and estimate revenue and market share. Additionally, the more members we enroll, the more data we have, which allows us to improve the functionality of our platform.

Membership increased 49% to 598,169 as of December 31, 2021, from 402,044 as of December 31, 2020. The increase is attributable to growth in Florida and Arizona, expansion into new markets, and growth within the Cigna+Oscar plan. Membership growth was also driven by the American Rescue Plan, which allowed for the creation of the 2021 Special Enrollment Periods, expanded APTC eligibility and increased APTC subsidies.

Direct and Assumed Policy Premiums
Direct Policy Premiums are defined as the premiums collected from our members or from the federal government during the period indicated, before risk adjustment and reinsurance. These premiums include APTC, or premium subsidies, which are available to individuals and families with certain annual incomes.

Assumed Policy Premiums are premiums we receive primarily as part of our reinsurance arrangements under our Cigna+Oscar small group plan offering.

We previously presented Direct Policy Premiums as a key operating metric for the year ended December 31, 2020, and for each of the quarterly and year-to-date periods ended March 31, June 30 and September 30 during our 2021 fiscal year and the corresponding periods in our 2020 fiscal year, as we had received only insignificant Assumed Policy Premiums prior to the launch of our Cigna+Oscar small group plan offering for the 2021 plan year. We believe Direct and Assumed Policy Premiums is an important metric to assess the growth of our individual and small group plan offerings going forward. Management also views Direct and Assumed Policy Premiums as a key operating metric because each of our MLR, InsuranceCo Administrative Expense Ratio, InsuranceCo Combined Ratio and Adjusted Administrative Expense Ratio are calculated on the basis of Direct and Assumed Policy Premiums.

	Year Ended December 31,
	2021	2020
	(in thousands)
Direct policy premiums	$3,420,328	$2,287,319
Assumed premiums	16,298	299
Direct and assumed premiums	$3,436,626	$2,287,618

Direct and Assumed Policy Premiums increased for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase in Direct Policy Premiums was primarily attributable to the growth in our membership in existing and new states and by a shift towards higher premium plans.

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

	Year Ended December 31,
	2021	2020
	(in thousands)
Direct claims incurred before ceded reinsurance (1)	$2,403,108	$1,364,432
Assumed reinsurance claims	21,656	292
Excess of loss ceded claims (2)	(12,500)	(13,633)
State reinsurance (3)	(14,655)	(10,026)
Net claims before ceded quota share reinsurance (A)	$2,397,609	$1,341,065

Premiums before ceded reinsurance (4)	$2,712,988	$1,672,339
Excess of loss reinsurance premiums (5)	(16,266)	(24,066)
Other non-recurring items (6)	—	(64,538)
Net premiums before ceded quota share reinsurance (B)	$2,696,722	$1,583,735
Medical Loss Ratio (A divided by B)	88.9%	84.7%
(1)See Note 4 - Reinsurance to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a reconciliation of direct claims incurred to claims incurred, net appearing on the face of our statement of operations.
(2)Represents claims ceded to reinsurers pursuant to an excess of loss treaty, for which such reinsurers are financially liable. We use excess of loss reinsurance to limit the losses on individual claims of our members.
(3)Represents payments made by certain state-run reinsurance programs established subject to CMS approval under Section 1332 of the ACA.
(4)See Note 3 - Premiums Earned to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of premiums before ceded reinsurance.
(5)Represents excess of loss insurance premiums paid.
(6)Represents adjustments for litigation settlements recognized during the year ended December 31, 2020 related to risk corridor and risk adjustment programs. Refer to Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

MLR increased for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase was primarily driven by lower utilization in 2020 due to the COVID-19 pandemic, higher levels of utilization in 2021 resulting from both COVID-19-related and non-COVID-19-related costs and the impact of significant SEP membership growth.

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

	Year Ended December 31,
	2021	2020
	(in thousands)
Other insurance costs	$410,363	$216,534
Ceding commissions	82,246	126,840
Stock-based compensation expense	(42,295)	(18,299)
Health insurance industry fee	—	19,251
Federal and state assessment of health insurance subsidiaries	138,369	81,199
Other non-recurring items (2)	$—	$(12,102)
Health insurance subsidiary adjusted administrative expenses (A)	$588,683	$413,423

Premiums before ceded reinsurance (1)	$2,712,988	$1,672,339
Excess of loss reinsurance premiums	(16,266)	(24,066)
Other non-recurring items (2)	—	(64,538)
Net premiums before ceded quota share reinsurance (B)	$2,696,722	$1,583,735
Insurance Co Administrative Expense Ratio (A divided by B)	21.8%	26.1%
(1)See Note 3 - Premiums Earned to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of premiums before ceded reinsurance.
(2)Represents adjustments for litigation settlements recognized during the year ended December 31, 2020 related to risk corridor and risk adjustment programs. Refer to Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

The InsuranceCo Administrative Expense Ratio decreased for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The decrease was primarily driven by operating leverage and the repeal of the health insurance industry fee, partially offset by an increase in investments for our Medicare Advantage and our Cigna + Oscar offerings.
InsuranceCo Combined Ratio
InsuranceCo Combined Ratio is defined as the sum of MLR and InsuranceCo Administrative Expense Ratio. We believe this ratio best represents the current overall performance of our insurance business for activities that can be compared to peers. The InsuranceCo Combined Ratio remained flat for the year ended December 31, 2021.

Adjusted Administrative Expense Ratio

The Adjusted Administrative Expense Ratio is an operating ratio that reflects the Company’s total administrative expenses (or “Total Administrative Expenses”), net of non-cash and non-recurring items (as adjusted, “Adjusted Administrative Expenses”), as a percentage of total revenue, including quota share reinsurance premiums ceded and excluding excess of loss reinsurance premiums ceded and non-recurring items (or “Adjusted Total Revenue”). Total Administrative Expenses are calculated as Total Operating Expenses, excluding non-administrative insurance-based expenses and ceding commissions. Adjusted Administrative Expenses are Total Administrative Expenses, net of non-cash and non-recurring expense items. We believe Adjusted Administrative Expenses is a useful measure of our administrative expenses, as it excludes insurance-based expenses, non-cash expenses and non-recurring expenses. We believe Adjusted Administrative Expense Ratio is useful to evaluate our ability to manage our overall administrative expense base. This ratio also provides further clarity into our overall path to profitability. Below is a calculation of our Adjusted Administrative Expense Ratio for the periods indicated.

	Year Ended December 31,
	2021	2020
	(in thousands)
Total Operating Expenses	$2,383,196	$865,067
Claims incurred, net	(1,623,995)	(309,353)
Premium deficiency reserve release	55,325	(71,816)
Ceding commissions	82,246	126,840
Total Administrative Expenses	$896,772	$610,738
Stock-based compensation expense/warrant expense	(99,152)	(40,970)
Depreciation and amortization	(14,605)	(11,285)
Other non-recurring items (1)(2)	(898)	(12,102)
Adjusted Administrative Expenses (A)	$782,117	$546,381
Total Revenue	$1,838,715	$462,801
Reinsurance premiums ceded	881,968	1,217,304
Excess of loss reinsurance premiums	(16,266)	(24,066)
Other non-recurring items (2)	—	(64,538)
Adjusted Total Revenue (B)	$2,704,417	$1,591,501
Adjusted Administrative Expense Ratio (A divided by B)	28.9%	34.3%
(1)Represents approximately $0.9 million of non-recurring expenses incurred in connection with the IPO during the year ended December 31, 2021.
(2)Represents adjustments for litigation settlements recognized during the year ended December 31, 2020 related to risk corridor and risk adjustment programs. Refer to Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

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

By providing this non-GAAP financial measure, together with a reconciliation to the most comparable U.S. GAAP measure, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as an alternative to, or a substitute for net loss or other financial statement data presented in our consolidated financial statements as indicators of financial performance.

	Year Ended December 31,
	2021	2020
	(in thousands)
Net loss	$(571,426)	$(406,825)
Interest expense	4,720	3,514
Other expense	1,201	—
Income tax (benefit) expense	846	1,045
Depreciation and amortization	14,605	11,285
Stock-based compensation/warrant expense(1)	99,152	40,970
Other non-recurring items(2)(3)	21,076	(52,436)
Adjusted EBITDA	$(429,826)	$(402,447)
(1)Represents (i) non-cash expenses related to equity-based compensation programs, which vary from period to period depending on various factors including the timing, number, and the valuation of awards, (ii) warrant contract expense, and (iii) changes in the fair value of warrant liabilities.
(2)Represents debt extinguishment costs of $20.2 million incurred on the prepayment of our Term Loan (refer to Note 15 - Debt and Warrants to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K) and approximately $0.9 million of non-recurring expenses incurred in connection with the IPO during the year ended December 31, 2021.
(3)Represents adjustments for litigation settlements recognized during the year ended December 31, 2020 related to risk corridor and risk adjustment programs. Refer to Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

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

Investment Income and Other Revenue
Investment income and other revenue primarily includes interest earned and gains on our investment portfolio, along with income earned from administrative services performed as part of the +Oscar platform.

Claims Incurred, Net
Claims incurred, net primarily consists of both paid and unpaid medical expenses incurred to provide medical services and products to our members. Medical claims include fee-for-service claims, pharmacy benefits, capitation payments to providers, provider disputed claims and various other medical-related costs. Under fee-for-service claims arrangements with providers, we retain the financial responsibility for medical care provided and incur costs based on actual utilization of hospital and physician services. Medical claims are recognized in the period health care services are provided. Unpaid medical expenses include claims reported and in the process of being settled, but that have not yet been paid, as well as health care costs incurred but not yet reported to us, which are collectively referred to as benefits payable or claim reserves. The development of the claim reserve estimate is based on actuarial methodologies that consider underlying claim payment patterns, medical cost inflation, historical developments, such as claim inventory levels and claim receipt patterns, and other relevant factors. The methods for making such estimates and for establishing the resulting liability are continuously reviewed and any adjustments are reflected in the period determined. Claims incurred, net also reflects the net impact of our ceded reinsurance claims.

Other Insurance Costs
Other insurance costs primarily include distribution costs, wages, benefits, marketing, rent, costs of software and hardware, unallocated claims adjustment expenses, and administrative costs associated with functions that are necessary to support our health insurance business and are net of ceding commissions we receive from our reinsurance partners. Such functions include, but are not limited to, member concierge services, claims processing, utilization management, and related health plan operations, actuarial, compliance and portions of information systems, legal and finance.

General and Administrative Expenses
General and administrative expenses primarily include wages, benefits, costs of software and hardware, and administrative costs for our corporate and technology functions. Such functions include, but are not limited to executive management, and portions of legal, finance and information systems, including product management and development.

Federal and State Assessments
Federal and state assessments represent non-income tax charges from federal and state governments, including but not limited to healthcare exchange user fees, premium taxes, franchise taxes, and other state and local non-premium related taxes.

Health Insurance Industry Fee
The ACA includes an annual, nondeductible insurance industry tax that was levied proportionally across the insurance industry for risk-based health insurance products, which we were subject to in 2020. Beginning in 2021, the HIF has been permanently repealed.

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

Results of Operations

Year Ended December 31, 2021 compared to Year Ended December 31, 2020

The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Revenue
Premiums before ceded reinsurance	$2,712,988	$1,672,339	$1,040,649	62%
Reinsurance premiums ceded	(881,968)	(1,217,304)	335,336	(28)%
Premiums earned	1,831,020	455,035	1,375,985	302%
Investment income and other revenue	7,695	7,766	(71)	(1)%
Total revenue	1,838,715	462,801	1,375,914	297%
Operating Expenses:
Claims incurred, net	1,623,995	309,353	1,314,642	425%
Other insurance costs	410,363	216,534	193,829	90%
General and administrative expenses	265,078	166,655	98,423	59%
Federal and state assessments	139,085	81,458	57,627	71%
Health insurance industry fee	—	19,251	(19,251)	(100)%
Premium deficiency reserve release	(55,325)	71,816	(127,141)	(177)%
Total operating expenses	2,383,196	865,067	1,518,129	175%
Loss from operations	(544,481)	(402,266)	(142,215)	35%
Interest expense	4,720	3,514	1,206	34%
Other expense	1,201	—	1,201	*NM
Loss on extinguishment of debt	20,178	—	20,178	*NM
Loss before income taxes	(570,580)	(405,780)	(164,800)	41%
Income tax (benefit) provision	846	1,045	(199)	(19)%
Net loss	$(571,426)	$(406,825)	$(164,601)	40%
*NM - not meaningful

Premiums Before Ceded Reinsurance
Premiums before ceded reinsurance increased by $1,040.6 million, or 62%, to $2,713.0 million for the year ended December 31, 2021, from $1,672.3 million for the year ended December 31, 2020. This increase was primarily driven by an increase in direct and assumed premiums due to higher membership in existing markets driven by growth in the Open Enrollment Period and as a result of the creation of the 2021 Special Enrollment Periods, expansion into new markets, and a mix shift towards higher premium plans. Premiums before ceded reinsurance incorporates our estimated risk adjustment payable required under the ACA program, which represents approximately 21% and 27% of direct and assumed policy premiums for the years ended December 31, 2021 and 2020, respectively.

Reinsurance Premiums Ceded
Reinsurance premiums ceded decreased $335.3 million, or 28%, to $882.0 million for the year ended December 31, 2021, from $1,217.3 million for the year ended December 31, 2020. The decrease was primarily driven by a decrease in average quota share cession rates from 77% for the year ended December 31, 2020 to 34% for the year ended December 31, 2021.

Claims Incurred, Net
Claims incurred, net, increased $1,314.6 million, or 425%, to $1,624.0 million for the year ended December 31, 2021, from $309.4 million for the year ended December 31, 2020, which was primarily due to higher claims volume from increases in membership compared to the prior year, increased COVID-19 costs, increased non-COVID-19 healthcare costs as a result of lower utilization in 2020 due to the COVID-19 pandemic, and a decrease in quota share reinsurance.

Other Insurance Costs
Other insurance costs increased $193.8 million, or 90%, to $410.4 million for the year ended December 31, 2021, from $216.5 million for the year ended December 31, 2020. The increase was primarily attributable to distribution fees including broker commissions and exchange fees, vendor costs, and the introduction of the Cigna + Oscar business, which began in the fourth quarter of 2020. A decrease in reinsurance commissions resulting from a decrease in quota share reinsurance also contributed to higher other insurance costs. Additionally, stock-based compensation expense contributed to the increase due to the issuance of new equity incentive awards with higher valuations.

General and Administrative Expenses
General and administrative expenses increased $98.4 million, or 59%, to $265.1 million for the year ended December 31, 2021, from $166.7 million for the year ended December 31, 2020. The increase was attributable to headcount-related growth to support strategic partnerships, platform technologies and costs to support requirements to operate as a public company. Stock-based compensation expense also contributed to the increase due to the issuance of new equity incentive awards with higher valuations.

Federal and State Assessments
Federal and state assessments increased $57.6 million, or 71%, to $139.1 million for the year ended December 31, 2021, from $81.5 million for the year ended December 31, 2020, which was primarily due to higher healthcare exchange fees and premium taxes driven by membership and premium increases.

Health Insurance Industry Fee
The health insurance industry fee has been repealed in 2021. The fee incurred for the year ended December 31, 2020 was $19.3 million.

Premium Deficiency Reserve Release
Premium deficiency reserve release decreased $127.1 million, for the year ended December 31, 2021, from a net expense of $71.8 million for the year ended December 31, 2020. The improvement was driven by a higher premium deficiency reserve balance at December 31, 2020, resulting in higher amortization.

Liquidity and Capital Resources
Overview

We maintain liquidity at two levels of our corporate structure, through our health insurance subsidiaries and through Holdco, our consolidated subsidiaries excluding our regulated insurance subsidiaries.

The majority of the assets held by our health insurance subsidiaries are in the form of cash and cash equivalents and investments. As of December 31, 2021 and December 31, 2020, total cash and cash equivalents and investments held by our health insurance subsidiaries was $1.8 billion and $1.3 billion, respectively, of which $17.0 million and $16.8 million, respectively, was on deposit with regulators as required for statutory licensing purposes and are classified as restricted deposits on the balance sheet.

Our health insurance subsidiaries’ states of domicile have statutory minimum capital requirements that are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The combined statutory capital and surplus of our health insurance subsidiaries was $474.8 million and $199.1 million at December 31, 2021 and December 31, 2020, respectively, which was in compliance with and in excess of the minimum capital requirements for each period. The health insurance subsidiaries historically have required capital contributions from Holdco to maintain minimum levels. Our health insurance subsidiaries also utilize quota share reinsurance arrangements to manage our risk, which reduces our minimum capital and surplus requirements, enabling us to efficiently deploy capital to fund our growth. During the year ended December 31, 2021 and 2020, Holdco made $540.9 million and $366.2 million of capital contributions, respectively, to the health insurance subsidiaries. We estimate that had we not had any quota share reinsurance arrangements in place, the insurance subsidiaries would have been required to hold approximately $147.9 million of additional capital as of December 31, 2021, which Holdco would have been required to fund. The actual amount of any required capital contributions to our insurance subsidiaries may differ at any given time depending on each insurance subsidiary’s capital adequacy. For additional information on our capital contributions, see “Risk Factors—Risks Related to Our Business—If state regulators do not approve payments of dividends and distributions by our subsidiaries to us, we may not have sufficient funds to implement our business strategy.”

Short-Term Cash Requirements
The majority of the assets held by Holdco are in the form of cash and cash equivalents and investments. As of December 31, 2021 and December 31, 2020, total cash and cash equivalents and investments held by Holdco was $738.6 million and $273.7 million, respectively, of which $11.0 million and $9.7 million was restricted for 2021 and 2020, respectively. We believe the cash, and cash equivalents and investments held by Holdco, not including restricted cash, will be sufficient to fund our operating requirements for no less than the next twelve months.

Our cash flows used in operations may differ substantially from our net loss due to non-cash charges or due to changes in balance sheet accounts. The timing of our cash flows from operating activities can also vary among periods due to the timing of payments made or received. Some of our payments and receipts, including risk adjustment and subsequent reinsurance receipts, can be significant. For example, during the third quarter of 2021, our insurance subsidiaries made payments of $461.8 million into the risk adjustment program for the 2020 policy year. Therefore, their timing can influence cash flows from operating activities in any given period which would have a negative impact on our operating cash flows.
The Company’s cash requirements within the next twelve months include subsidiary capital infusions, Holdco expenses, and interest expenses. Payments into the risk adjustment program are made annually in the third quarter. We expect the cash required to meet these obligations to be primarily funded by cash available for general corporate use, funds primarily generated through equity or debt financing transactions, cash flows from current operations, and the realization of current assets, such as accounts receivable.
Long-Term Cash Requirements
Our long-term cash requirements under our various contractual obligations and commitments include:

•Operating leases. See Note 13 of the Notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail of our obligations and the timing of expected future payments.
•Noncontrolling interests. See Note 5 of the Notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail. We do not have any material required redemptions in the next twelve months.

We expect the cash required to meet our long-term obligations to be primarily generated through future cash flows from operations. However, we also have the ability to generate cash to satisfy both our current and long-term requirements through increased commitments under the Revolving Credit Facility. We believe our capital resources are sufficient to meet future short-term and long-term liquidity needs.

Term Loan Facility
On October 30, 2020, we entered into the term loan credit agreement with HPS Investment Partners, LLC, as administrative agent, and certain other lenders for the term loan facility (the "Term Loan Facility"), in the aggregate principal amount of $150 million. In connection with the IPO, we repaid in full outstanding borrowings, including fees and expenses, under our Term Loan Facility, including a prepayment premium equal to 6.50% of the principal amount of the Term Loan Facility plus accrued and unpaid interest through the six-month anniversary of the closing date of the Term Loan Facility. For additional information regarding the Term Loan Facility, see Note 15 - Debt and Warrants of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Revolving Credit Facility
On February 21, 2021, we entered into a senior secured credit agreement, with Wells Fargo Bank, National Association as administrative agent, and certain other lenders for a revolving loan credit facility (the "Revolving Credit Facility") in the aggregate principal amount of $200 million. The Revolving Credit Facility is guaranteed by Oscar Management Corporation (formerly Mulberry Management Corporation), a wholly owned subsidiary of Oscar, and all of our future direct and indirect subsidiaries (subject to certain permitted exceptions, including exceptions for guarantees that would require material governmental consents or in respect of joint venture) (the "Guarantors"). Our Revolving Credit Facility is secured by a lien on substantially all of our and the Guarantors’ assets (subject to certain exceptions). Proceeds are to be used solely for general corporate purposes of the Company. The Revolving Credit Facility is available until February 2024, provided we are in compliance with all covenants.

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

As of December 31, 2021, there were no outstanding borrowings under the Revolving Credit Facility.

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

Convertible Senior Notes
On January 27, 2022, we entered into an investment agreement (the “Investment Agreement”) pursuant to which we agreed to issue and sell $305 million in aggregate principal amount of our 7.25% Convertible Senior Notes due 2031 (the “2031 Notes”) to funds affiliated with or advised by Dragoneer Investment Group, LLC, Thrive Capital Management, LLC, LionTree Investment Management, LLC and Tenere Capital LLC (collectively, the “Purchasers”). The transaction contemplated by the Investment Agreement closed on February 3, 2022 (the “Closing Date”). In connection with the issuance of the 2031 Notes, on February 3, 2022, we entered into an indenture (the “Indenture”) between us and U.S. Bank National Association, as trustee. The 2031 Notes bear interest at a rate of 7.25% per annum, payable in cash, semi-annually in arrears on June 30 and December 31 of each year, commencing on June 30, 2022.
The 2031 Notes are our senior, unsecured obligations and are (i) equal in right of payment with our existing and future senior, unsecured indebtedness; (ii) senior in right of payment to our existing and future indebtedness that is expressly subordinated to the 2031 Notes; (iii) effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries.
The 2031 Notes may be converted, subject to certain conditions, at an initial conversion price of approximately $8.32 (subject to customary adjustments), which reflects a 38% premium to the price of our Class A common stock as of the close of business on January 26, 2022. Upon conversion, the 2031 Notes will be settled, at our election, in shares of Class A common stock, cash, or a combination of cash and shares of Class A common stock, subject to certain exceptions. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. Upon the occurrence of a fundamental change (as defined in the Indenture), holders of the 2031 Notes have the right to require us to repurchase all or some of their 2031 Notes for cash, subject to certain conditions. The repurchase price will be equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The 2031 Notes have a stated maturity of December 31, 2031, subject to earlier conversion, redemption or repurchase in accordance with their terms. Additionally, pursuant to the Investment Agreement, after the fifth anniversary of the Closing Date, the initial Purchasers of the 2031 Notes have the right to require the Company to repurchase all of their Notes for cash, on each of June 30, 2027, June 30, 2028, June 30, 2029 and June 30, 2030 (each, a “Repurchase Date”), subject to certain notice requirements as described in the Investment Agreement.
We may not redeem the 2031 Notes prior to December 31, 2026. We may redeem all, but not less than all, of the 2031 Notes, at our option, on or after December 31, 2026 and on or before the 35th scheduled trading day immediately preceding the maturity date, for a cash purchase price equal to the redemption price, but only if the last reported sale price per share of Class A common stock exceeds 200% of the conversion price on each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the trading day immediately before the date on which we send the redemption notice for such redemption. The redemption price will be a cash amount equal to the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
The 2031 Notes include customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), as well as customary covenants for convertible notes of this type, including restrictions on our ability to refinance our indebtedness and incur additional indebtedness.

Investments
Holdco and our health insurance subsidiaries generally hold investments in U.S. Treasury and agency securities. Holdco also invests in investment-grade, marketable debt securities to improve our overall investment return. These investments are purchased pursuant to board approved investment policies which conform to applicable state laws and regulations.

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

Our restricted investments principally include cash and cash equivalents and U.S. Treasury securities; we have the ability to hold such restricted investments until maturity. We maintain cash and cash equivalents and investments on deposit or pledged to various state agencies as a condition for licensure. We classify our restricted assets as long-term given the requirement to maintain such assets on deposit with regulators.

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

The following table shows summary cash flows information for the periods indicated:

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Net cash (used in) provided by operating activities	$(181,745)	$222,732	$(404,477)
Net cash (used in) provided by investing activities	(774,515)	(344,714)	(429,801)
Net cash (used in) provided by financing activities	1,238,712	611,707	627,005
Net increase in cash and cash equivalents and restricted cash equivalents	$282,452	$489,725	$(207,273)

Operating Activities
Net cash used in operating activities increased $404.5 million to $181.7 million for the year ended December 31, 2021, compared to $222.7 million provided by operating activities for the year ended December 31, 2020, primarily due to an increase in net loss for the year ended December 31, 2021, as well as cash paid into the risk adjustment program during the year ended December 31, 2021. Our risk adjustment transfer payable increased as a result of membership growth and the health status of our members, who continue to have lower than average risk scores compared to the health status of other participants in ACA plans. Additionally, the change in receivables due from reinsurance programs resulting from decreases in our quota share reinsurance program contributed to the cash used in operating cash flows.

Investing Activities
Net cash used in investing activities increased to $774.5 million for the year ended December 31, 2021, compared to $344.7 million for the year ended December 31, 2020, an increase of $429.8 million. The increase was primarily due to the use of a portion of our IPO proceeds to fund the growth of the investment portfolio, as increased purchases more than offset sales and maturity of investments.

Financing Activities
Net cash provided by financing activities increased to $1.2 billion for the year ended December 31, 2021, compared to $611.7 million for the year ended December 31, 2020. The increase was primarily due to net proceeds of $1.3 billion from the sale of common stock during our IPO, a portion of which was used to repay in full the outstanding balance of the Term Loan.

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

An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition, or operating performance. The accounting policies that reflect a significant level of estimation and that are most likely to have a material impact on our reported financial results are described below. Other significant accounting policies such as reinsurance, premium deficiency reserve, risk adjustment, stock-based compensation, and income taxes do not involve significant levels of uncertainty and are disclosed in Item 8, Financial Statements and Supplementary Data in this Annual Report on Form 10-K.

Benefits Payable
Benefits payable includes estimates of our obligations for health care services that have been rendered on behalf of members, but for which claims have either not yet been received or processed. Depending on the health care professional and type of service, the typical billing lag for services can be up to 90 days from the date of service. Approximately 90% of claims related to health care services are known and settled within 90 days from the date of service and substantially all within 12 months from the accepted claims submission.

In each reporting period, our operating results include the effects of more completely developed benefits payable estimates associated with previously reported periods. If the revised estimate of prior period health care claims is less than the previous estimate, we will decrease reported health care claims in the current period (favorable development). If the revised estimate of prior period health care claims is more than the previous estimate, we will increase reported health care costs in the current period (unfavorable development). Health care costs in the years ended December 31, 2021 and December 31, 2020 included favorable health care claim development related to prior years of $16.0 million (net of reinsurance) and unfavorable development of $1.0 million (net of reinsurance), respectively.

In developing our benefits payable estimates, we apply different estimation methods depending on the month for which incurred claims are being estimated. For example, in recent months, we estimate claim costs incurred by applying assumed medical cost trends to the PMPM medical costs incurred in prior months for which more complete claim data is available, supplemented by a review of near-term completion factors. Additional consideration is also given to settled claims that may reopen as a result of provider disputes.

Completion Factors

A completion factor is an actuarial estimate, based upon historical experience and analysis of current trends, of the percentage of incurred claims during a given period that have been adjudicated by us at the date of estimation. Completion factors are the most significant factors we use in developing our benefits payable estimates. For periods prior to the two most recent months, completion factors include judgments related to claim submissions such as the time from date of service to claim receipt, claim levels, and processing cycles, as well as other factors. If actual claims submission rates from providers (which can be influenced by a number of factors, including provider mix and electronic versus manual submissions) or our claim processing patterns are different than estimated, our reserve estimates may be significantly impacted. For the most recent two months, the completion factors are informed primarily from forecasted per member per month claims projections developed from our historical experience and adjusted by emerging experience data in the preceding months which may include adjustments for known changes in estimates of recent hospital and drug utilization data, provider contracting changes, changes in benefit levels, changes in member cost sharing, changes in medical management processes, product mix, and workday seasonality.

The following table illustrates the sensitivity of the estimated potential impact on our benefits payable estimates gross of reinsurance, for those periods as of December 31, 2021 to an increase (decrease) in the underlying completion factors:

Changes in Estimates	Increase (Decrease) in Benefits Payable (in thousands)
(1.00)%	$49,075
(0.75)%	36,713
(0.50)%	24,414
(0.25)%	12,176
0.25%	(12,116)
0.50%	(24,171)
0.75%	(36,167)
1.00%	(48,103)

Management believes the amount of benefits payable is reasonable and adequate to cover our liability for unpaid claims as of December 31, 2021; however, actual claim payments may differ from established estimates as discussed above. Assuming a hypothetical 1% difference between our December 31, 2021 estimates of benefits payable and actual benefits payable, excluding any potential offsetting impact from premium rebates, net earnings for the year ended December 31, 2021 would have increased by approximately $49.1 million or decreased by approximately $48.1 million.

For more detail related to our medical claims expenses, see Note 2 - Summary of Significant Accounting Policies in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of exposure due to potential changes in interest rates and/or inflation and the resulting impact on investment income and interest expense. We do not hold financial instruments for trading purposes.
Interest Rate Risk
We are subject to interest rate risk in connection with the fair value of our investment portfolio, which consists of U.S. Treasury and agency securities, corporate notes, certificates of deposit, commercial paper and municipalities. Our primary market risk exposure is changes to prime rate-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. Assuming a hypothetical and immediate 1% increase in interest rates at December 31, 2021, the fair value of our investments would decrease by approximately $11.5 million. Any declines in interest rates over time would reduce our investment income.

Inflation Risk
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Oscar Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oscar Health, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of convertible preferred stock and changes in equity (deficit) and of cash flows for the years then ended, including the related notes and schedule of parent-only financial information as of December 31, 2021 and 2020 and for the years then ended presented under Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2021.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Benefits Payable - Incurred but not reported (“IBNR”) Benefits Payable for Low Dollar Claims and Potential Claims Disputes by Out-of-Network Providers

As described in Notes 2 and 9 to the consolidated financial statements, the Company’s incurred but not reported (“IBNR”) benefits payable was $513.6 million as of December 31, 2021, with a significant portion of this balance related to low dollar claims and potential claims disputes by out-of-network providers. IBNR is an actuarial estimate, determined by employing actuarial methods, that is based on claim payment patterns, medical cost inflation, historical developments such as claim inventory levels and claim receipt patterns, and other relevant factors. For low dollar incurred but not paid claims, for the months prior to the most recent two months, management uses the completion factor development method. Under this method, historical paid claims data is formatted into claim triangles, which compare claim incurred dates to the dates of claim payments. This information is analyzed to create historical completion factors that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the period-end date to estimate the ultimate claim expense incurred for the period. Actuarial estimates of incurred but not paid claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims. For the most recent incurred months (typically the most recent two months), the percentage of claims paid for claims incurred in those months is generally low. Therefore, incurred claims for recent months are not projected from historical completion and payment patterns; rather, they are primarily based on forecasted per member per month low dollar claims projections developed from the Company’s historical experience and adjusted for emerging experience data in the preceding months, which may include adjustments for known changes in estimates of recent hospital and drug utilization data, provider contracting changes, changes in benefit levels, changes in member cost sharing, changes in medical management processes, product mix, and workday seasonality. Further, management records as part of benefits payable, an estimate of the ultimate liability for potential claims disputes by out-of-network providers based on financial exposure, an estimated probability of dispute based on financial exposure and risk of litigation, expected settlement rates, a gross up factor to account for unprocessed claims, and a completion factor for the most recent year.

The principal considerations for our determination that performing procedures relating to the valuation of IBNR benefits payable for low dollar claims and potential claims disputes by out-of-network providers is a critical audit matter are the significant judgment by management when estimating the IBNR for low dollar claims and potential claims disputes by out-of-network providers, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate the actuarial methods used by management and the significant assumptions related to (i) completion factors and forecasted per member per month low dollar claims projections for low dollar incurred but not paid claims and (ii) the estimated probability of dispute based on financial exposure and risk of litigation, expected settlement rates, a gross up factor to account for unprocessed claims, and a completion factor for the most recent year for potential claims disputes by out-of-network providers. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate of the IBNR for low dollar claims and comparing the independent estimate to management’s estimate to evaluate the reasonableness of the estimate. Developing the independent estimate of the IBNR for low dollar claims involved the use of professionals with specialized skill and knowledge to (i) independently develop assumptions related to completion factors and forecasted per member per month low dollar claims projections and (ii) evaluate the appropriateness of the actuarial method used by management. Developing the independent estimate of the IBNR for low dollar claims also included testing the completeness and accuracy of data provided by management. For the liability for potential claims disputes by out-of-network providers, these procedures included, among others, testing the completeness and accuracy of the out-of-network data provided by management, and the involvement of professionals with specialized skill and knowledge to assist in evaluating (i) the appropriateness of the actuarial method used by management and (ii) the reasonableness of the significant assumptions used by management. Evaluating the reasonableness of management’s significant assumptions related to the estimated probability of dispute based on financial exposure and risk of litigation, expected settlement rates, a gross up factor for unprocessed claims, and a completion factor for the most recent year involved evaluating the accuracy of management’s estimate based on settlement of historical disputes and whether the assumptions were consistent with evidence obtained in other areas of the audit.

Valuation of the Risk Adjustment Transfer Payable related to the Affordable Care Act’s (“ACA”) Risk Adjustment Program

As described in Note 2 to the consolidated financial statements, the Company’s risk adjustment transfer payable was $794.4 million as of December 31, 2021. The Affordable Care Act (“ACA”) risk adjustment program is administered federally by the Centers for Medicare and Medicaid Services (“CMS”). Under this program, each plan is assigned a risk score based upon demographic information and current year claims information related to its members. Plans with lower than average risk scores relative to the estimated market average risk score, when applied to the statewide average premium, will have a risk adjustment payable into the pool. Inversely, plans with higher than average risk scores relative to the estimated market average risk score, when applied to the statewide average premium, will have a risk adjustment receivable from the pool. Management develops its membership risk scores for the risk adjustment payable using actuarial methodologies and assumptions and by analyzing member data, including demographic and projections of claims data expected to be submitted by the Company to CMS for settlement. Generally, the estimated market average risk score and statewide average premium are obtained from third party surveys of other insurance plans. There is judgment in estimating the Company’s membership risk scores and the estimated market average risk scores. Management refines its estimate as new information becomes available and the final report on actual market risk scores is received from CMS in June of the following year.

The principal considerations for our determination that performing procedures relating to the valuation of the risk adjustment transfer payable related to the ACA’s risk adjustment program is a critical audit matter are the significant judgment by management when estimating the risk adjustment transfer payable for each plan, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate the actuarial methodologies used by management and the significant assumptions related to (i) projections of claims data expected to be submitted by the Company to develop the Company’s membership risk scores and (ii) estimated market average risk scores and statewide average premium. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, performing one of the following procedures, on a test basis, for each plan (i) developing an independent estimate of the risk adjustment transfer payable and comparing the independent estimate to management’s estimate to evaluate the reasonableness of the risk adjustment transfer payable for the sampled plan or (ii) testing management’s process for determining the estimate of the risk adjustment transfer payable for the sampled plan. Developing the independent estimate involved (a) the use of professionals with specialized skill and knowledge to independently develop the significant assumptions related to the projections of claims data expected to be submitted by the Company to develop the Company’s membership risk scores and estimated market average risk scores and statewide average premium and (b) testing the completeness and accuracy of data provided by management. Testing management’s process involved the use of professionals with specialized skill and knowledge to evaluate the appropriateness of the actuarial methodologies used by management for consistency with the federally developed risk adjustment methodology and evaluating the reasonableness of the significant assumptions related to projections of claims data expected to be submitted by the Company to develop the Company’s membership risk scores and estimated market average risk scores and statewide average premium. Evaluating the reasonableness of management’s significant assumptions related to projections of claims data expected to be submitted by the Company to develop the Company’s membership risk scores and estimated market average risk scores and statewide average premium involved considering the current and past performance of the plans, consistency with market and industry data, and consistency with evidence obtained in other areas of the audit. Testing management’s process also involved testing the completeness and accuracy of the data used by management.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 25, 2022

We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
and Stockholders
Oscar Health, Inc.
(formerly known as Mulberry Health Inc.)

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Oscar Health, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 (not presented herein), the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ deficit, and cash flows for the year then ended, and the related notes and financial statement schedule included under Item 8 (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor in 2020.

Hartford, Connecticut
December 16, 2020, except for the effects of the reverse stock split described in Note 1, as to which the date is February 25, 2022

Oscar Health, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets:
Current Assets:
Cash and cash equivalents	$1,103,995	$826,326
Short-term investments	587,086	366,387
Premium and other receivables	138,414	65,322
Risk adjustment transfer receivable	40,659	31,157
Accrued investment income	3,782	1,862
Balances due from reinsurance programs	431,990	579,393
Total current assets	2,305,926	1,870,447
Property, equipment, and capitalized software, net	46,611	35,812
Long-term investments	844,476	325,740
Restricted deposits	28,085	26,478
Other assets	95,957	13,136
Net deferred tax asset	595	493
Total Assets	$3,321,650	$2,272,106

Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current Liabilities:
Benefits payable	$513,582	$311,914
Risk adjustment transfer payable	794,398	716,370
Premium deficiency reserve	29,246	84,571
Unearned premiums	75,044	71,904
Accounts payable and accrued liabilities	234,788	137,524
Reinsurance payable	205,231	343,313
Total current liabilities	1,852,289	1,665,596
Long-term debt	—	142,487
Warrant liabilities	—	15,005
Other liabilities	76,839	—
Total liabilities	1,929,128	1,823,088
Commitments and contingencies (Note 20)
Convertible Preferred Stock, $0.00001 par value; 407,156,831 shares authorized; 400,904,302 shares issued and outstanding as of December 31, 2020	—	1,744,911
Stockholders' Equity (Deficit)
Preferred stock, $0.00001 par value; 82,500,000 shares authorized, none issued or outstanding as of December 31, 2021	—	—
Class A common stock, $0.00001 par value; 825,000,000 shares authorized, 175,212,223 shares issued and outstanding as of December 31, 2021	2	—
Class B common stock, $0.00001 par value; 82,500,000 shares authorized, 35,115,807 shares issued and outstanding as of December 31, 2021	—	—
Series A common stock, $0.00001 par value, 680,000,000 shares authorized; 8,291,917 issued and outstanding as of December 31, 2020; Series B common stock, $0.00001 par value, 69,487,963 shares authorized; 23,162,654 shares issued and outstanding as of December 31, 2020; Series C common stock, $0.00001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2020	—	2
Treasury stock (314,600 shares as of December 31, 2021 and December 31, 2020)	(2,923)	(2,923)
Additional paid-in capital	3,393,533	133,255
Accumulated deficit	(1,999,712)	(1,427,106)
Accumulated other comprehensive income (loss)	(3,671)	879
Total Oscar Health, Inc. stockholders’ equity (deficit)	1,387,229	(1,295,893)
Noncontrolling interests	5,293	—
Total stockholders’ equity (deficit)	1,392,522	(1,295,893)
Total Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)	$3,321,650	$2,272,106
See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue
Premiums before ceded reinsurance	$2,712,988	$1,672,339	$1,041,145
Reinsurance premiums ceded	(881,968)	(1,217,304)	(572,284)
Premiums earned	1,831,020	455,035	468,861
Investment income and other revenue	7,695	7,766	19,327
Total revenue	1,838,715	462,801	488,188

Operating Expenses
Claims incurred, net	1,623,995	309,353	408,259
Other insurance costs	410,363	216,534	167,851
General and administrative expenses	265,078	166,655	110,682
Federal and state assessments	139,085	81,458	48,170
Health insurance industry fee	—	19,251	—
Premium deficiency reserve release	(55,325)	71,816	12,615
Total operating expenses	2,383,196	865,067	747,577
Loss from operations	(544,481)	(402,266)	(259,389)
Interest expense	4,720	3,514	—
Other expense	1,201	—	—
Loss on extinguishment of debt	20,178	—	—
Loss before income taxes	(570,580)	(405,780)	(259,389)
Income tax (benefit) provision	846	1,045	1,793
Net loss	(571,426)	(406,825)	(261,182)
Less: Net income attributable to noncontrolling interests	1,180	—	—
Net loss attributable to Oscar Health, Inc.	$(572,606)	$(406,825)	$(261,182)

Earnings (Loss) per Share
Net loss per share attributable to Oscar Health, Inc., basic and diluted	$(3.20)	$(14.16)	$(9.06)
Weighted average common shares outstanding, basic and diluted	178,967,056	29,263,424	28,813,136

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(571,426)	$(406,825)	$(261,182)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(4,550)	906	17
Comprehensive loss	(575,976)	(405,919)	(261,165)

Comprehensive income attributable to noncontrolling interests	1,180	—	—
Comprehensive loss attributable to Oscar Health, Inc.	$(577,156)	$(405,919)	$(261,165)

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Convertible Preferred Stock and Changes in Equity (Deficit)
(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock (Series A/Series B)		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity (Deficit)
December 31, 2019	335,625,349	$1,295,744	28,840,849	$2	—	$—	—	$—	$(2,923)	$70,673	$(1,012,863)	$(27)	$—	$—
Preferred stock Series A11 issuance, net	37,287,281	210,943	—	—	—	—	—	—	—	—	—	—	—	—
Recognition of beneficial conversion feature	—	—	—	—	—	—	—	—	—	7,418	(7,418)	—	—	—
Preferred stock Series A12 issuance	15,600,784	151,240	—	—	—	—	—	—	—	—	—	—	—	—
Exercise of Series A11 Call Option	12,390,888	86,984	—	—	—	—	—	—	—	—	—	—	—	—
Options exercised	—	—	2,568,353	—	—	—	—	—	—	19,295	—	—	—	19,295
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	35,869	—	—	—	35,869
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	—	—	—	—	—	906	—	906
Net loss	—	—	—	—	—	—	—	—	—	—	(406,825)	—	—	(406,825)
December 31, 2020	400,904,302	1,744,911	31,409,202	2	—	—	—	—	(2,923)	133,255	(1,427,106)	879	—	(1,295,893)
Conversion of pre-IPO shares to Class A and Class B common stock	(400,904,302)	(1,744,911)	(31,409,202)	(2)	130,280,651	1	35,115,807	—	—	1,744,911	—	—	—	1,744,910
Issuance of common stock upon IPO, net of underwriting discount	—	—	—	—	36,391,946	1	—	—	—	1,338,874	—	—	—	1,338,875
Issuance of common stock upon exercise of warrants and call options	—	—	—	—	1,115,973	—	—	—	—	37,071	—	—	—	37,071
Issuance of common stock from equity incentive plans	—	—	—	—	7,423,653	—	—	—	—	50,009	—	—	—	50,009
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	86,296	—	—	—	86,296
Equity transaction with Subsidiary	—	—	—	—	—	—	—	—	—	3,117	—	—	4,113	7,230
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	—	—	—	—	—	(4,550)	—	(4,550)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(572,606)	—	1,180	(571,426)
December 31, 2021	—	$—	—	$—	175,212,223	$2	35,115,807	$—	$(2,923)	$3,393,533	$(1,999,712)	$(3,671)	$5,293	$1,392,522

See the accompanying Notes to Consolidated Financial

Oscar Health, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(571,426)	$(406,825)	$(261,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred taxes	(101)	(67)	(426)
Net realized gain on sale of financial instruments	(209)	(1,246)	(481)
Loss on fair value of warrant liabilities	12,856	5,101	704
Depreciation and amortization expense	14,605	11,285	6,899
Amortization of debt issuance costs	329	327	—
Stock-based compensation expense	86,296	35,869	33,558
Investment amortization, net of accretion	8,031	2,588	(6,649)
Debt extinguishment loss	20,178	—	—
Changes in assets and liabilities:
(Increase) / decrease in:
Premium and other receivables	(66,953)	(35,254)	(8,596)
Risk adjustment transfer receivable	(9,502)	(6,035)	(25,122)
Accrued investment income	(1,920)	(417)	115
Balances due from reinsurance programs	147,403	(63,329)	(305,721)
Other assets	(9,379)	2,627	(11,893)
Increase / (decrease) in:
Benefits payable	201,667	155,357	21,432
Unearned premiums	3,140	46,596	5,509
Premium deficiency reserve	(55,325)	71,816	12,615
Accounts payable and accrued liabilities	98,619	75,800	7,508
Reinsurance payable	(138,082)	(89,197)	274,623
Risk adjustment transfer payable	78,028	417,736	91,737
Net cash (used in) provided by operating activities	(181,745)	222,732	(165,370)
Cash flows from investing activities:
Purchase of investments	(1,810,076)	(1,001,038)	(877,670)
Sale of investments	624,077	489,528	716,232
Maturity of investments	430,694	182,060	345,024
Purchase of property, equipment and capitalized software	(25,885)	(14,021)	(25,996)
Change in restricted deposits	6,675	(1,243)	(7,113)
Other, net	—	—	36
Net cash (used in) provided by investing activities	(774,515)	(344,714)	150,513
Cash flows from financing activities:
Debt prepayment	(153,173)	147,000	—
Debt extinguishment costs	(12,994)	—	—
Payments of debt issuance costs	—	(4,840)	—
Proceeds from IPO, net of underwriting discounts	1,348,321	—	—
Offering costs from IPO	(9,447)	—	—
Convertible preferred stock and call option issuances	—	375,671	—
Proceeds from exercise of warrants and call options	9,191	74,581	—
Proceeds from partial sale of subsidiary to noncontrolling interest	7,230	—
Stock repurchased	—	—	(2,992)
Proceeds from exercise of stock options	49,584	19,295	873
Net cash (used in) provided by financing activities	1,238,712	611,707	(2,119)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	282,452	489,725	(16,976)
Cash, cash equivalents, restricted cash and cash equivalents—beginning of period	843,105	353,380	370,356
Cash, cash equivalents, restricted cash and cash equivalents—end of period	$1,125,557	$843,105	$353,380
Cash and cash equivalents	1,103,995	826,326	336,644
Restricted cash and cash equivalents included in restricted deposits	21,562	16,779	16,736
Total cash, cash equivalents and restricted cash and cash equivalents	$1,125,557	$843,105	$353,380

Oscar Health, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Continued)

Supplemental Disclosures:
Interest payments	$4,256	$—	$—
Income tax payments	$697	$1,525	$1,833

Non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$1,744,911	$—	$—
Net exercise of preferred stock warrants to preferred stock upon initial public offering	$28,248	$—	$—
Adjustment to fair value of preferred stock warrant liability upon initial public offering	$13,243	$—	$—

See accompanying the Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Oscar Health, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts, or as otherwise stated herein)

1.ORGANIZATION

Oscar Health, Inc. ("Oscar" or the "Company") is the first health insurance company built around a full stack technology platform and a relentless focus on serving its members. Headquartered in New York City, Oscar offers Individual & Family, Small Group and Medicare Advantage plans. The Company operates as one segment to sell insurance to its members directly, as well as through the state-run health care exchanges formed in conjunction with the Patient Protection and Affordable Care Act ("ACA") via its health insurance subsidiaries. The Company provides plans in the Medicare Advantage program to adults who are age 65 and older and eligible for traditional Medicare but who instead select coverage through a private market plan. The Company has also partnered with Cigna through the Cigna + Oscar partnership, which unites Oscar’s highly-differentiated member experience with Cigna’s broad provider networks, to exclusively serve the Small Group employer market. In April 2021, the Company announced the launch of +Oscar, its tech-driven platform offering designed to help healthcare clients drive improved efficiency, growth and superior engagement with their members and patients.

Initial Public Offering
On March 2, 2021, the Company's registration statement on Form S-1 (the “IPO Registration Statement”) related to its initial public offering (“IPO”) was declared effective and the Company’s Class A common stock, par value $0.00001 per share (the “Class A common stock”) began trading on the New York Stock Exchange on March 3, 2021. On March 5, 2021, the Company completed its IPO, in which the Company sold 36,391,946 shares of Class A common stock at a price to the public of $39.00 per share. The Company received aggregate net proceeds of $1.3 billion after deducting underwriting discounts and commissions of $71.0 million. The Company used a portion of the net proceeds of the IPO to repay in full outstanding borrowings, including fees and expenses, under the Term Loan Facility. Refer to Note 15 - Debt and Warrants for more information.

The Company's Class A common stock is traded on the New York Stock Exchange under the symbol "OSCR."

Reclassification and Reverse Stock Split
In connection with its IPO, on March 3, 2021, the Company filed an amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”) with the Secretary of State of the State of Delaware, which effected a reclassification of the Company’s issued and outstanding share capital and a one-for-three reverse stock split. Upon conversion of all outstanding shares of convertible preferred stock, and upon filing of the Company’s Amended and Restated Certificate of Incorporation, all outstanding shares of each series of the Company’s convertible preferred stock and common stock issued and outstanding prior to the IPO converted and/or were reclassified into an aggregate of 132,760,639 shares of Class A common stock and 35,335,579 shares of Class B common stock, par value $0.00001 per share (the “Class B common stock”), and 943,800 shares of common stock held in treasury were reclassified into an aggregate of 314,600 shares of Class A common stock. In accordance with accounting principles generally accepted in the United States (“ U.S. GAAP”), all shares of common stock and per share data that are presented in consolidated financial statements have been adjusted to reflect the reclassification and reverse stock split on a retroactive basis for all periods presented. Shares of convertible preferred stock presented in consolidated financial statements have not been adjusted for the reclassification or reverse stock split, as these shares were converted to common stock prior to the reclassification and reverse stock split. For additional information, see Note 17 - Stockholders’ Equity.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The consolidated financial statements have been prepared in accordance with U.S. GAAP. The consolidated financial statements include the accounts of the Company, all of the controlled subsidiaries and variable interest entities of which the Company is the primary beneficiary. All material intercompany transactions have been eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying audited consolidated financial statements include healthcare costs incurred but not yet reported (“IBNR”), premium deficiency reserve (“PDR”) and risk adjustment. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ materially from these estimates.

Revenue Recognition

Premium Revenue
Premium revenue includes direct policy premiums collected directly from members and subsidies received from the Centers for Medicare & Medicaid Services ("CMS") as part of the Advanced Premium Tax Credit ("APTC") and Medicare Advantage programs, along with assumed premiums from the Company's coinsurance agreement. Premium revenue is adjusted for the estimated impact of the risk adjustment program required by CMS. Total premiums earned includes the effect of reinsurance premiums ceded as part of the Company's reinsurance agreements.

The Company receives a fixed premium per member per month and recognizes premium revenue during the period in which it is obligated to provide services to its members. For direct policy premiums received from CMS, revenue is recorded based on membership and eligibility criteria provided by CMS and is subject to monthly adjustment by CMS.

Other Revenue
The Company provides administrative services as part of +Oscar, its tech-driven platform offering designed to help healthcare clients drive improved efficiency, growth and superior engagement with their members and patients. Revenue is recognized in the period the services are performed.

Affordable Care Act (“ACA”)
The Company conducts business through the state-run health care exchanges formed in conjunction with ACA and is therefore subject to certain programs and fees established by ACA, such as:

•Minimum Medical Loss Ratio ("MLR") Requirements: The ACA established a minimum MLR ratio that requires insurers to pay rebates to customers when MLR is below established thresholds. The medical loss ratio represents medical costs as a percentage of premium revenue. Federal regulations define what constitutes medical costs and premium revenue for purposes of calculating the required minimum MLR. The Company records estimated MLR rebates as an adjustment to premium revenue.
•Health Insurance Industry Fee (“HIF”): Prior to 2021, the ACA included an annual, nondeductible insurance industry tax that was levied proportionally across the insurance industry for risk-based health insurance products. The calculation was based on a ratio of the Company’s applicable net premiums written compared to the total U.S. health insurance industry applicable net premiums written during the previous calendar year. The ACA temporarily suspended the fee in 2019 and resumed it in 2020. Beginning in 2021, the fee has been permanently repealed.
•Risk Corridor: The ACA established a temporary risk corridor program, which is used to limit insurer gains or losses if claims experience is different from what was expected, for the 2014 - 2016 benefit years. Risk corridors transfer funds to an insurer if the sum of covered healthcare costs of the insurer's enrollees is greater than a fixed percentage of a target. This temporary program was defunded by the government, resulting in a class action lawsuit filed on behalf of a number of insurers to require government payment. In 2019, the Company sold its rights to some of its risk corridor claims and recognized $20.0 million in revenue. The underlying claim was settled in 2020 and the Company received gross proceeds from CMS of $64.5 million, which was partially offset by $12.1 million of legal fees and federal and state assessments.
•Risk Adjustment: The ACA established a methodology that equates the health status of a person to a number, called a risk score, to predict healthcare costs in order to ensure that insurers receive sufficient compensation for members who are likely to incur higher medical costs. In 2017, the New York Department of Financial Services ("NY DFS") attempted to limit risk adjustment transfers, resulting in a lawsuit. In 2020, a final decision was made in the insurers' favor, resulting in the write-off of a receivable of $23.2 million and the recognition of a charge of $16.1 million, which was net of reinsurance of $7.2 million.

Risk Adjustment
The Affordable Care Act (“ACA”) risk adjustment program is administered federally by the Centers for Medicare and Medicaid Services (“CMS”). Under this program, each plan is assigned a risk score based upon demographic information and current year claims information related to its members. Plans with lower than average risk scores relative to the estimated market average risk score, when applied to the statewide average premium, will have a risk adjustment payable into the pool. Inversely, plans with higher than average risk scores relative to the estimated market average risk score, when applied to the statewide average premium, will have a risk adjustment receivable from the pool.

Management develops its membership risk scores for the risk adjustment payable using actuarial methodologies and assumptions and by analyzing member data, including demographic and projections of claims data expected to be submitted by the Company to CMS for settlement. Generally, the estimated market average risk score and statewide average premium are obtained from third party surveys of other insurance plans. There is judgment in estimating the Company’s membership risk scores and the estimated market average risk scores. Management refines its estimate as new information becomes available and the final report on actual market risk scores is received from CMS in June of the following year.

In addition, CMS and the Office of Inspector General for Health and Human Services ("HHS") perform risk adjustment data validation (“RADV”) audits of health insurance plans to validate the coding practices of and supporting documentation maintained by health care providers, and such audits have in the past and may in the future result in adjustments to risk transfer payments.

Reinsurance
The Company enters into reinsurance agreements to manage its exposure to unexpected fluctuations in MLR and reduce its capital requirements. The Company enters into two different types of arrangements: quota share reinsurance contracts and excess of loss ("XOL") reinsurance contracts.

In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses in exchange for a corresponding percentage of premiums (net of a ceding commission paid by the reinsurer to the ceding company to cover the ceding company's administrative expenses). All premiums and claims ceded under the Company’s quota share agreements are shared proportionally with the Company’s reinsurers. Reinsurance recoveries are recorded as a reduction to claims incurred, net. To the extent ceded premiums exceed ceded claims and ceding commissions and a specified margin, the Company receives an experience refund, which is recognized as revenue.

In XOL reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. Under XOL reinsurance, the premium payable to the reinsurer is negotiated by the parties based on losses on an individual member in a given calendar year and their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses. Premiums under XOL reinsurance agreements are based on enrollment calculated on a per member per month basis. Reinsurance recoveries are recorded as reductions to claims incurred, net.
Our reinsurance contracts generally have a duration of one to three years, and we review them in advance of the contract’s expiration to negotiate terms for new reinsurance contracts. During each renewal cycle, there are a number of factors considered when determining reinsurance coverage, including (1) plans to change the underlying insurance coverage offered by the Company, (2) trends in loss activity, (3) the level of the insurance subsidiaries' capital and surplus, (4) changes in the Company's risk appetite, and (5) the cost and availability of reinsurance coverage.

The Company also has a reinsurance agreement where it serves as the reinsurer and records assumed premiums and assumed claims.

Premium Deficiency Reserve
Premium deficiency reserve liabilities are established when it is probable that expected future claims and maintenance expenses will exceed future premium and reinsurance recoveries on existing medical insurance contracts without consideration of investment income. For purposes of determining premium deficiency losses, contracts are grouped consistent with the Company’s method of acquiring, servicing, and measuring the profitability of such contracts, which is generally on a line of business basis.

Cash and Cash Equivalents
Cash and cash equivalents consists of highly liquid investments with original maturities of three months or less.

Restricted Deposits
The Company defines restricted deposits as restricted cash, cash equivalents and investments maintained on deposit or pledged primarily to various state agencies in connection with its insurance licensure. Statutory regulations require these amounts to remain on deposit indefinitely; therefore, the Company classifies these restricted deposits as long-term regardless of the contractual maturity date of the securities held. Restricted cash equivalents and investments are recorded at fair value.

Investments
The Company's investments are classified as available-for-sale and are carried at fair value. Short-term investments include securities with maturities between three months and one year. Long-term investments include securities with maturities greater than one year.

The Company adopted the current expected credit losses ("CECL") model as of January 1, 2021 and evaluates its available-for-sale debt investments for impairment by monitoring the difference between the carrying value and fair value of a security and whether declines in fair value are credit-related. If a security is in an unrealized loss position and the Company has the intent to sell, or it is more likely than not that the security will be sold before recovery of its amortized cost basis, the decline in fair value is recognized as a loss on the income statement. For securities in an unrealized loss position that the Company does not intend to sell, the Company performs an evaluation to determine what portion of the unrealized losses are credit-related; this portion is recognized on the income statement as an allowance for credit losses. The remaining non-credit-related portion of the decline in fair value is recognized as an unrealized loss in accumulated other comprehensive income (loss). Prior to the adoption of CECL, the Company applied the other-than-temporary impairment model for securities in an unrealized loss position, which required the Company to assess the severity of the loss relative to its original cost, the time that the market value had been less than its original cost and considered the Company’s intent to retain the investments for a long enough period to allow for a sufficient market recovery.

Benefits Payable
Benefits payable consists of liabilities for both claims incurred but not reported (“IBNR”) and reported but not yet processed through our systems that are determined in the aggregate, employing actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. Actuarial Standards of Practice require that the claim liabilities be appropriate under moderately adverse circumstances. IBNR is an actuarial estimate, determined by employing actuarial methods, that is based on claim payment patterns, medical cost inflation, historical developments such as claim inventory levels and claim receipt patterns, and other relevant factors. A significant portion of this balance is related to low dollar claims and potential claims disputes by out-of-network providers.

For low dollar incurred but not paid claims, for the months prior to the most recent two months, the Company uses the completion factor development method. This methodology is a detailed actuarial process that uses both historical claim payment patterns as well as emerging medical cost trends to project our best estimate of claim liabilities. Under this method, historical paid claims data is formatted into claim triangles, which compare claim incurred dates to the dates of claim payments. This information is analyzed to create historical completion factors that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the period-end date to estimate the ultimate claim expense incurred for the period. Actuarial estimates of incurred but not paid claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims. A seriatim methodology is utilized for high dollar claims which is supplemented by case management data supplied by medical and claims operations areas.

For the most recent incurred months (typically the most recent two months), the percentage of claims paid for claims incurred in those months is generally low. This makes the completion factor methodology less reliable for such months. Therefore, incurred claims for recent months are not projected from historical completion and payment patterns; rather, they are primarily based on forecasted per member per month low dollar claims projections developed from the Company’s historical experience and adjusted for emerging experience data in the preceding months, which may include adjustments for known changes in estimates of recent hospital and drug utilization data, provider contracting changes, changes in benefit levels, changes in member cost sharing, changes in medical management processes, product mix, and workday seasonality.

Because the reserve methodology is based upon historical information, it must be adjusted for known or suspected operational and environmental changes. These adjustments are made by our actuaries based on their knowledge and their estimate of emerging impacts to benefit costs and payment speed. Circumstances to be considered in developing our best estimate of reserves include changes in utilization levels, unit costs, member cost sharing, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, and claim submission patterns.

We regularly review and set assumptions regarding cost trends and utilization when initially establishing claim liabilities. We continually monitor and adjust the claims liability and benefit expense based on subsequent paid claims activity. If it is determined that our assumptions regarding cost trends and utilization are materially different from actual results, our income statement and financial position could be impacted in future periods. Adjustments of prior year estimates may result in additional benefit expense or a reduction of benefit expense in the period an adjustment is made. Further, due to the considerable variability of healthcare costs, adjustments to claim liabilities occur each period and are sometimes significant as compared to the net income recorded in that period. Prior period development is recognized immediately upon the actuary’s judgment that a portion of the prior period liability is no longer needed or that an additional liability should have been accrued. That determination is made when sufficient information is available to ascertain that the re-estimate of the liability is reasonable.

Settlement Reserves
The Company also records as part of benefits payable, an estimate of the ultimate liability for potential claims disputes by out-of-network providers based on financial exposure, an estimated probability of dispute based on financial exposure and risk of litigation, and expected settlement rates, a gross up factor to account for unprocessed claims, and a completion factor for the most recent year. Since these liabilities are part of the overall claim reserve, they are proportionally ceded under the Company's reinsurance agreements for historical policy years with contracts in force. The settlement reserves included as part of the benefits payable balance was approximately $138 million and $109 million as of December 31, 2021 and 2020, respectively.

Unallocated Claims Adjustment Expenses
Claims adjustment expenses (“CAE”) are costs incurred or expected to be incurred in connection with the adjustment and recording of health claims not subject to reinsurance. Such expenses include, but are not limited to, case management, utilization review, and quality assurance and are intended to reduce the number of health services provided or the cost of such services. CAE is included in other insurance costs and the related CAE payable is included in accounts payable and accrued liabilities.

Allowance for Credit Losses
Premium and other receivables primarily includes insurance premiums due from CMS and members, pharmaceutical rebates and other claims-related receivables and are reported net of an allowance for credit losses. Receivable balances are also recorded related to the Company's risk adjustment program and reinsurance program. The Company adopted the CECL model as of January 1, 2021 and evaluates its receivables accounts for uncollectibility. An allowance for credit losses is generally calculated based on historical collection experience, the counterparty's creditworthiness and consideration of current and future economic events. The allowance for credit losses as of December 31, 2021 is not material to the consolidated financial statements. Prior to the adoption of CECL, an allowance for doubtful accounts was recorded based on historical collections experience. The allowance for doubtful accounts as of December 31, 2020 is not material to the consolidated financial statements.

Property, Equipment and Capitalized Software
Property, equipment and capitalized software are reported at cost less accumulated depreciation. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the related assets, which range from 3 to 10 years. Costs related to certain software projects for internal use incurred during the application development stage are capitalized. Costs related to planning activities and post-implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three years. Property, Equipment and Capitalized Software are assessed for impairment whenever events or circumstances suggest that an asset's carrying value may not be fully recoverable.

Leases
The Company leases office space under operating leases expiring on various dates through 2032. On the lease commencement date, a right-of-use ("ROU") asset and lease liability are recognized on the balance sheet based on the present value of the future minimum lease payments over the lease term. Since the Company's lease agreements do not provide an implicit rate, an incremental borrowing rate, based on the information available at commencement date, is used to determine the present value of future payments. The calculation of the ROU asset is based on the lease liability and also includes any lease payments made and excludes lease incentives and initial direct costs incurred.

The Company determines if an arrangement is a lease or contains a lease at inception of the arrangement based on the terms and conditions in the contract. Options to extend or terminate a lease at the Company's discretion are factored into the calculation of the lease liabilities and ROU assets only if the Company is reasonably certain it will exercise those options. Short-term leases with an initial term of twelve months or less are not recorded on the balance sheet.

Lease expense for our operating leases is calculated on a straight-line basis over the lease term. Lease and non-lease components are accounted for as a single lease component for all asset classes.

Earnings Per Share
Earnings (loss) per share ("EPS") is calculated using the two-class method, which is an earnings allocation model that treats participating securities as having rights to earnings that otherwise would have been available to common stockholders. Under the two-class method, earnings for the period are required to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. For EPS computation purposes, the Company's Class A and Class B common stock are considered one single class of common stock because both classes have the same dividend and liquidation rights. For the years ended December 31, 2020 and 2019, the Company's Series A and Series B common stock were treated as one class for EPS purposes.

Variable Interest Entities
The Company enters arrangements with various entities that are deemed to be variable interest entities (“VIE”). A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control activities of the entity, the obligation to absorb the entity’s expected losses and the right to receive the entity’s expected residual returns) or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. The Company is deemed a primary beneficiary of a VIE if it has (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could be potentially significant to the VIE. If both conditions are present, the Company is required to consolidate the VIE into its financial results.

The Company has determined that it has a controlling financial interest in the medical professional corporations with which it has a business arrangement because, as part of its arrangement, the Company has guaranteed their debt, and the equity at risk is insufficient to finance their activities without additional subordinated financial support from the Company.

Accounting Pronouncements - Recently Adopted

EGC Status
Upon its IPO in March 2021, the Company qualified as an emerging growth company ("EGC") under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) which, amongst other things, allowed for reduced disclosure requirements and an extended transition period for the implementation of new or revised accounting pronouncements. The Company elected to use this extended transition period for complying with new or revised accounting standards that had different effective dates for public and private companies until the earlier of the date that it (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As of September 30, 2021, the Company exceeded the maximum annual revenue threshold for EGCs, resulting in loss of EGC status as of December 31, 2021. As a result, the Company is required to comply with public company disclosure requirements applicable to registrants that have exited EGC status and adopted previously deferred accounting pronouncements as of January 1, 2021.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires lessees to recognize a right-of-use asset and a lease liability for all leases with an initial term in excess of twelve months. The asset reflects the present value of unpaid lease payments coupled with initial direct costs, prepaid lease payments and lease incentives. The amount of the lease liability is calculated as the present value of unpaid lease payments. The Company adopted ASU 2016-02 as of January 1, 2021 in its December 31, 2021 financial statements using a modified retrospective method of adoption. Upon adoption, the Company elected the permitted package of practical expedients allowing for no reassessment of whether a contract is or contains a lease, lease classification and initial direct costs; elected the permitted practical expedient to not separate lease and non-lease components for all leases; and elected the use-of-hindsight practical expedient. As a result of adoption, right-of-use assets of $76.2 million and lease liabilities of $95.1 million were recognized on the balance sheet as of January 1, 2021.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The ASU provides new guidance for estimating credit losses on certain types of financial instruments and evaluating unrealized losses on investments for credit-related events by introducing an approach based on expected losses. The Company adopted ASU 2016-13 as of January 1, 2021 in its December 31, 2021 financial statements using a modified retrospective method of adoption. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The amendments in ASU 2019-12 remove certain exceptions to the general principles in ASC Topic 740. The amendments also clarify and amend existing guidance to improve consistent application. The amendments are effective for the Company’s annual reporting periods beginning after December 15, 2020, with early adoption permitted. The transition method (retrospective, modified retrospective, or prospective basis) related to the amendments depends on the applicable guidance, and all amendments for which there is no transition guidance specified are to be applied on a prospective basis. The Company adopted ASU 2019-12 as of January 1, 2021 in its December 31, 2021 financial statements. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Accounting Pronouncements - Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"). The ASU simplified the accounting for convertible debt instruments by reducing the number of accounting models required under current GAAP. It requires convertible debt instruments to be accounted for under one of the following three models: embedded derivative, substantial premium, or no proceeds allocated (traditional debt) models. It eliminates the cash conversion and beneficial conversion feature models and amends the requirements for a conversion option to be classified in equity. The guidance also simplifies the diluted EPS calculations for certain convertible debt instruments. The Company expects to adopt ASU 2020-06 on January 1, 2022 and is currently evaluating the effect the updated guidance will have on its consolidated financial statements.

3. PREMIUMS EARNED

Premium revenue includes direct policy premiums collected directly from members and from the Centers for Medicare & Medicaid Services ("CMS") as part of the Advanced Premium Tax Credit Program ("APTC") and Medicare Advantage programs, along with assumed premiums from the Company's reinsurance agreements. Premium revenue is adjusted for the estimated impact of the risk adjustment program required by CMS. Total premiums earned includes the effect of reinsurance premiums ceded as part of the Company's reinsurance agreements. Refer to Note 4 - Reinsurance for more information. The following table summarizes total premiums earned for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Direct policy premiums	$3,420,328	$2,287,319	$1,325,760
Assumed premiums	16,298	299	455
Direct and assumed premiums	3,436,626	2,287,618	1,326,215
Risk adjustment and corridor, net	(723,638)	(615,279)	(285,070)
Premiums before ceded reinsurance	2,712,988	1,672,339	1,041,145
Reinsurance premiums ceded	(881,968)	(1,217,304)	(572,284)
Total premiums earned	$1,831,020	$455,035	$468,861

The following table summarizes the amounts of direct policy premiums received directly from CMS as part of APTC and Medicare Advantage for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
APTC	$2,468,712	$1,351,379	$563,990
Medicare Advantage	39,562	17,269	—
Total paid by CMS	$2,508,274	$1,368,648	$563,990

4.REINSURANCE

The Company has entered into quota share reinsurance agreements with reinsurers under which the reinsurer assumes an agreed percentage of the underlying policies being reinsured and shares all premiums and incurred claims accordingly.

All premiums and claims ceded under the Company's quota share arrangements are shared proportionally with the reinsurers. As part of the reinsurance agreements, the Company also receives ceding commissions, which are calculated based on a percentage of ceded premiums, and experience refunds (resulting from actual claims experience being lower than a specified threshold).

The composition of total reinsurance premiums ceded and reinsurance premiums assumed, which are included as components of total premiums earned in the consolidated statement of operations, is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Reinsurance premiums ceded, gross	$(921,953)	$(1,308,275)	$(587,864)
Experience refunds	39,985	90,971	15,580
Reinsurance premiums ceded	(881,968)	(1,217,304)	(572,284)
Reinsurance premiums assumed	16,298	299	455
Total reinsurance premiums (ceded) and assumed	$(865,670)	$(1,217,005)	$(571,829)

The Company records claims expense net of reinsurance recoveries. The following table reconciles the total claims expense to the net claims expense as presented in the consolidated statement of operations:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Direct claims incurred	$2,403,108	$1,364,432	$924,256
Ceded reinsurance claims	(800,769)	(1,055,371)	(516,144)
Assumed reinsurance claims	21,656	292	147
Total claims incurred, net	$1,623,995	$309,353	$408,259

The Company records selling, general and administrative expenses net of ceding commissions. The following table reconciles total other insurance costs to the amount presented in the consolidated statement of operations:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Other insurance costs, gross	$492,609	$343,374	$233,442
Ceding commissions	(82,246)	(126,840)	(65,591)
Other insurance costs, net	$410,363	$216,534	$167,851

The Company records reinsurance recoverables as “balances due from reinsurance programs” within current assets on its consolidated balance sheets. The composition of the reinsurance recoverables balance is as follows:

	As of December 31,
	2021	2020
	(in thousands)
Ceded reinsurance claim recoverables	$406,017	$435,331
Reinsurance ceding commissions	23,517	41,586
Experience refunds on reinsurance agreements	2,456	102,476
Balances due from reinsurance programs	$431,990	$579,393

The Company regularly evaluates the financial condition of its reinsurers to minimize exposure to significant losses. A key credit quality indicator for reinsurance is the financial strength ratings issued by the credit rating agencies, which provide an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. As of December 31, 2021, the Company's reinsurer has financial strength ratings of AA- (S&P and Fitch) and Aa3 (Moody's).

5.BUSINESS ARRANGEMENTS

Holy Cross Health/Memorial Healthcare System Partnership
On November 1, 2021, the Company expanded its Medicare Advantage partnership with Holy Cross Health, a top-rated health, teaching and research institution, and Memorial Healthcare System, a leading provider in high-quality healthcare services, by forming a joint venture arrangement for its co-branded Medicare Advantage plan in Florida.

As part of this arrangement, Holy Cross Health and Memorial Healthcare System jointly acquired a 50% economic interest in one of the Company's consolidated subsidiaries in exchange for $7.2 million in cash. As a result, the following noncontrolling interest amounts are presented on the Company's financial statements:

December 31, 2021
(in thousands)
Net income attributable to noncontrolling interests	$1,180
Noncontrolling interest	$5,293

Variable Interest Entities
In the normal course of business, the Company enters into business arrangements with integrated health systems and several medical professional corporations that employ health care providers to deliver telemedical healthcare services to its covered member population in various states. The financial results of these entities are consolidated into the Company's financial statements.

The following table presents the collective assets and liabilities of the Company's variable interest entities:

	As of December 31,
	2021	2020
	(in thousands)
Assets	$123,524	$85,751
Liabilities	$70,165	$49,171

6.RESTRICTED CASH AND RESTRICTED DEPOSITS

The Company maintains cash, cash equivalents and investments on deposit or pledged primarily to various state agencies in connection with its insurance licensure. The restricted cash and cash equivalents and restricted investments presented below are included in “restricted deposits” in the accompanying consolidated balance sheets.

	As of December 31,
	2021	2020
	(in thousands)
Restricted cash and cash equivalents	$21,562	$16,779
Restricted investments	6,523	9,699
Restricted Deposits	$28,085	$26,478

7.    INVESTMENTS

The following tables provide summaries of the Company's investments by major security type at December 31, 2021 and December 31, 2020:

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. treasury and agency securities	$895,865	$34	$(1,837)	$894,062
Corporate notes	454,416	2	(1,746)	452,672
Municipalities	50,366	10	(140)	50,236
Certificate of deposit	21,370	—	—	21,370
Commercial paper	13,222	—	—	13,222
Total	$1,435,239	$46	$(3,723)	$1,431,562

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. treasury and agency securities	$523,809	$562	$(2)	$524,369
Corporate notes	159,461	262	(58)	159,665
Commercial paper	7,043	—	—	7,043
Certificate of deposit	1,050	—	—	1,050
Total	$691,363	$824	$(60)	$692,127

At December 31, 2021 and December 31, 2020, the available-for-sale securities classified as short-term investments on the balance sheet that have been in a gross unrealized loss position for less than 12 months are as follows:

	December 31, 2021
	Number of Securities	Fair Value	Gross Unrealized Losses
		(in thousands)
Short-Term Investments:
U.S. treasury and agency securities	64	$367,641	$(320)
Corporate notes	142	165,253	(219)
Municipalities	61	$30,141	(17)
Total	267	$563,035	$(556)

	December 31, 2020
	Number of Securities	Fair Value	Gross Unrealized Losses
		(in thousands)
Short-Term Investments:
U.S. treasury and agency securities	51	$339,014	$(2)
Corporate notes	40	19,280	(3)
Total	91	$358,294	$(5)

At December 31, 2021 and December 31, 2020, the available-for-sale securities classified as long-term investments on the balance sheet that have been in a gross unrealized loss position for less than 12 months are as follows:

	December 31, 2021
	Number of Securities	Fair Value	Gross Unrealized Losses
		(in thousands)
Long-Term Investments:
U.S. treasury and agency securities	44	$526,419	$(1,517)
Corporate notes	215	287,419	(1,527)
Municipalities	47	$20,095	$(123)
Total	306	$833,933	$(3,167)

	December 31, 2020
	Number of Securities	Fair Value	Gross Unrealized Losses
		(in thousands)
Long-Term Investments:
Corporate notes	189	140,384	(55)
Total	189	$140,384	$(55)

There are no available-for-sale securities that have been in a continuous unrealized loss position for longer than twelve months.

The Company monitors available-for-sale debt securities for credit losses and recognizes an allowance for credit losses when factors indicate a decline in the fair value of a security is credit-related. Certain investments may experience a decline in fair value due to changes in market interest rates, changes in general economic conditions, or a deterioration in the credit worthiness of a security's issuer. The Company has assessed the gross unrealized losses during the period and determined an allowance for credit losses is not necessary because the declines in fair value are believed to be due to market fluctuations and not due to credit-related events.

Net investment income was attributable to the following:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Interest income	$10,250	$8,014	$11,122
Investment discount amortization, net of premium accretion	(8,067)	(2,571)	6,649
Net realized gains (losses)	212	1,239	481
Total	$2,395	$6,682	$18,252

8.    FAIR VALUE MEASUREMENTS

Fair value represents the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. The Company's financial assets and liabilities measured at fair value on a recurring basis are categorized into a three-level fair value hierarchy based on the priority of the inputs used in the fair value valuation technique.
The levels of the fair value hierarchy are as follows:
•Level 1: Inputs utilize quoted (unadjusted) prices in active markets for identical assets or liabilities.
•Level 2: Inputs utilize other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
•Level 3: Inputs utilized that are unobservable but significant to the fair value measurement for the asset or liability. The unobservable inputs are used to measure fair value to the extent that relevant observable inputs are not available. They typically reflect management’s own estimates about the assumptions a market participant would use in pricing the asset or liability.

The Company’s financial assets including cash equivalents and investments are measured at fair value on a recurring basis.
The following tables summarize fair value measurements by level for assets and liabilities measured at fair value on a recurring basis:

	December 31, 2021
	(Level 1)	(Level 2)	(Level 3)	Total Fair Value Measurement
	(in thousands)
Investments
U.S. treasury and agency securities	$—	$894,062	$—	$894,062
Corporate notes	—	452,672	—	452,672
Commercial paper	—	13,222	—	13,222
Certificate of deposit	—	21,370	—	21,370
Municipalities	—	50,236	—	50,236
Total	$—	$1,431,562	$—	$1,431,562

	December 31, 2020
	(Level 1)	(Level 2)	(Level 3)	Total Fair Value Measurement
	(in thousands)
Investments
U.S. treasury and agency securities	$—	$524,369	$—	$524,369
Corporate notes	—	159,665	—	159,665
Commercial paper	—	7,043	—	7,043
Certificate of deposit	—	1,050	—	1,050
Total	$—	$692,127	$—	$692,127
Warrant liabilities	$—	$—	$15,005	$15,005

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

The Company classified warrant liabilities within Level 3 because the liability was based on present value calculations and external valuation models whose inputs include market interest rates, estimated operational capitalization rates and volatilities. Fair value is determined using an option pricing model.

The table below presents changes in the fair value of the Company’s Level 3 warrant liabilities for the years ended December 31, 2021 and December 31, 2020:

	Year Ended December 31,
	2021	2020
	(in thousands)
Beginning balance	$15,005	$8,819
Vesting of warrants	—	392
Change in fair value	13,243	4,709
Preferred Stock Series A11 call options issued	—	13,488
Preferred Stock Series A11 call options exercised	(70)	(12,403)
Preferred Stock Series AA, A8, and A9 exercised	(28,178)	—
Ending balance	$—	$15,005

As of December 31, 2020, the Company classified long-term debt within Level 3 because the fair value of the liability was based upon a market approach with various unobservable inputs such as market price quotations, discount margins, market spreads applied, the terms and liquidity of the instrument, the financial condition, operating results and credit ratings of the issuer or underlying company, the quoted market price of publicly traded securities with similar duration and yield, time value, yield curve, default rates, as well as other measurements. As of December 31, 2020, the fair value approximated the carrying value as the debt was issued near year-end and there was little volatility in interest rates. The long-term debt was paid in full in March 2021 (see Note 15 - Debt and Warrants).

9.    BENEFITS PAYABLE

Reserves for medical claims expenses are estimated using actuarial assumptions and recorded as a benefits payable liability on the consolidated balance sheet. The assumptions for the estimates and for establishing the resulting liability are reviewed, and any adjustments to reserves are reflected in the consolidated statement of operations in the period in which the estimates are updated.

The following table provides a rollforward of the Company’s beginning and ending benefits payable and claims adjustment expenses ("CAE") payable balances for the years ended December 31, 2021 and 2020:

	As of December 31, 2021
	Benefits Payable	Unallocated Claims Adjustment Expense	Total
	(in thousands)
Benefits payable, beginning of the period	$311,914	$5,509	$317,423
Less: Reinsurance recoverable	132,658	—	132,658
Benefits payable, beginning of the period, net	$179,256	$5,509	$184,765

Claims incurred and CAE
Current year	$1,640,247	$73,892	$1,714,139
Prior years	(16,252)	—	(16,252)
Total claims incurred and CAE, net	$1,623,995	$73,892	$1,697,887

Claims paid and CAE
Current year	$1,346,870	$64,791	$1,411,661
Prior years	101,978	5,509	107,487
Total claims and CAE paid, net	$1,448,848	$70,300	$1,519,148

Benefits and CAE payable, end of period, net	$354,402	$9,101	$363,503
Add: Reinsurance recoverable	159,180	—	159,180
Benefits and CAE payable, end of period	$513,582	$9,101	$522,683

	As of December 31, 2020
	Benefits Payable	Unallocated Claims Adjustment Expense	Total
	(in thousands)
Benefits payable, beginning of the period	$156,557	$3,009	$159,566
Less: Reinsurance recoverable	76,184	—	76,184
Benefits payable, beginning of the period, net	$80,373	$3,009	$83,382

Claims incurred and CAE
Current year	$308,370	$59,442	$367,812
Prior years	983	—	983
Total claims incurred and CAE, net	$309,353	$59,442	$368,795

Claims paid and CAE
Current year	$178,751	$53,933	$232,684
Prior years	31,719	3,009	34,728
Total claims and CAE paid, net	$210,470	$56,942	$267,412

Benefits and CAE payable, end of period, net	$179,256	$5,509	$184,765
Add: Reinsurance recoverable	132,658	—	132,658
Benefits and CAE payable, end of period	$311,914	$5,509	$317,423

Amounts incurred related to prior periods vary from previously estimated liabilities as more claim information becomes available and claims are ultimately settled. Negative amounts reported for incurred related to prior years result from claims being ultimately settled for amounts less than originally estimated (favorable development).

Unallocated Claims Adjustment Expenses
Unallocated claims adjustment expenses (“CAE”) are costs incurred or expected to be incurred in connection with the adjustment and recording of health claims not subject to reinsurance. Such expenses include, but are not limited to, case management, utilization review, and quality assurance and are intended to reduce the number of health services provided or the cost of such services. CAE is included in other insurance costs and the related CAE payable is included in accounts payable and accrued liabilities.

The following tables provide information about incurred and paid health care claims development and cumulative claims frequency. The claims development information for all periods preceding the most recent reporting period is considered required unaudited supplementary information. For claims frequency information summarized below, a claim is defined as the financial settlement of a single medical event in which remuneration was paid to the servicing provider. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported and development on reported claims. The Company estimates its liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services and other relevant factors.

The following table summarizes health care claims incurred, net of reinsurance:

Incurred Health Care Claims
Net of Reinsurance

	Year Ended December 31,					Cumulative
	(in thousands)					number of
	Unaudited	Unaudited	Unaudited	Unaudited		reported claims
	2017	2018	2019	2020	2021	(in thousands)
Date of Service(*)
2016	$474,624	$475,380	$477,818	$477,001	$475,432	950
2017	232,738	234,176	236,699	241,957	240,997	654
2018	—	579,936	564,718	567,753	567,280	1,743
2019	—	—	418,516	412,023	411,638	1,891
2020				308,370	295,506	3,026
2021					1,640,247	4,980
Total					$3,631,100
(*) The years ended December 31, 2017, 2018 and 2019 are unaudited

The following table summarizes health care claims paid, net of reinsurance:

Cumulative Paid Health Care Claims
Net of Reinsurance

	Year Ended December 31,
	(in thousands)
	Unaudited	Unaudited	Unaudited	Unaudited
	2017	2018	2019	2020	2021
Date of Service(*)
2016	$472,662	$474,977	$475,422	$475,456	$475,416
2017	188,804	229,992	232,702	232,567	234,731
2018	—	488,531	549,684	552,075	559,044
2019	—	—	359,570	388,999	401,688
2020				178,751	258,949
2021					1,346,870
Total					3,276,698
Total benefits payable, net of reinsurance					$354,402
(*)    The years ended December 31, 2017, 2018 and 2019 are unaudited

The following table reconciles total outstanding liabilities, net of reinsurance to benefits payable in the consolidated balance sheet:

	As of December 31,
	2021	2020
	(in thousands)
Short-duration health care costs payable, net of reinsurance	$354,402	$179,256
Reinsurance recoverables	159,180	132,658
Total benefits payable	$513,582	$311,914

10.STOCK-BASED COMPENSATION

2012 Incentive Award Plan
Prior to the IPO, the Company maintained the 2012 Stock Plan (the “2012 Plan”), which provided for the grant of incentive stock options ("ISOs"), non-qualified stock options ("NSOs"), common stock of the Company, stock payments and restricted stock units ("RSUs"). The 2012 Plan was initially adopted on December 6, 2012 and most recently amended and restated in March 2021. The 2012 Plan was terminated upon the effectiveness of the 2021 Incentive Award Plan in March 2021, and no further awards will be made under the 2012 Plan.

2021 Incentive Award Plan
In March 2021, the Company’s board of directors adopted the 2021 Incentive Award Plan (the “2021 Plan”), which provides for the grant of NSOs, ISOs, stock appreciation rights (“SARs”), restricted stock, RSUs, performance awards, dividend equivalents and other stock or cash awards to employees, consultants and non-employee directors. Under the 2021 Plan, there are 25 million shares authorized to be issued, with 7.5 million shares still available for future issuance as of December 31, 2021. The shares available for future issuance as of December 31, 2021 may be issued as either Class A common stock or Class B common stock.

Stock-Based Compensation Expense
Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. Forfeitures are accounted for as they occur. The following table summarizes the stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019 which is included within the line items specified below in the consolidated statements of operations:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Other insurance costs	$42,295	$18,299	$17,615
General and administrative expenses	44,001	17,570	15,943
Total stock-based compensation expense	$86,296	$35,869	$33,558

Stock Options
Stock options granted under the 2012 Plan and 2021 Plan include ISOs and NSOs, generally have a maximum contractual term of 10 years and typically vest over a four-year period.

The following table summarizes the stock option award activity under the 2012 and 2021 plans for the year ended December 31, 2021:

	December 31, 2021
	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options Outstanding - December 31, 2020	41,115,486	$9.19	7.59	$279,477
Options granted	2,848,848	$21.70
Options exercised	(6,707,581)	$7.43		$111,022
Options canceled	(3,207,865)	$11.60
Options Outstanding - December 31, 2021	34,048,888	$10.27	6.95	$16,834
Options Exercisable at December 31, 2021	23,022,989	$8.72	6.19	$16,834

The weighted average grant date fair value of options granted during the years ended December 31, 2021, 2020 and 2019 was $8.69, $4.47 and $3.99, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $111.0 million, $14.2 million and $3.4 million, respectively.

Determination of Fair Value of Stock Options
The fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model, which takes into account significant assumptions such as the expected term of the option, stock price volatility and a risk-free rate of return. The Company has used the simplified method in calculating the expected term of all option grants based on the vesting period and contractual term.

The table below summarizes the assumptions used:

	December 31,
	2021	2020	2019
Term in years	5.01 - 6.07	5.00 - 6.11	5.19 - 8.01
Weighted average term in years	6.03	5.99	6.04
Risk free rate of return	0.5% - 1.2%	0.2% - 0.8%	1.4% - 2.6%
Weighted average risk free rate of return	0.9%	0.6%	1.9%
Volatility	39.2% - 44.5%	35.8% - 39.9%	35.4% - 49.4%
Weighted volatility	41.9%	38.0%	40.0%

Compensation Expense – Stock Options
For the years ended December 31, 2021, 2020 and 2019, the Company recorded compensation expense of $39.0 million, $35.4 million and $33.6 million respectively. As of December 31, 2021, the amount of unrecognized compensation expense for stock options is $54.4 million, which is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock Units
RSUs represent the right to receive shares of the Company’s Class A common stock at a specified date in the future and typically have a vesting period of one to four years.

The following table summarizes RSU award activity for the year ended December 31, 2021:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding RSUs at December 31, 2020	1,555,666	$15.82
RSUs granted	8,607,421	$17.08
RSUs vested	(675,710)	$19.53
RSUs canceled	(503,436)	$18.25
Outstanding RSUs at December 31, 2021	8,983,941	$16.61

Determination of Fair Value of RSUs
The fair value of RSUs granted is determined on the grant date based on the fair value of the Company's common stock.

Compensation Expense – RSUs
For the years ended December 31, 2021 and 2020, the Company recorded compensation expense of $28.5 million and $0.5 million, respectively. No RSUs were granted for the year ended December 31, 2019. As of December 31, 2021, the amount of unrecognized compensation expense for RSUs is $133.4 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Performance-based Restricted Stock Units
Performance-based restricted stock units ("PSUs") represent the right to receive shares of the Company’s Class A common stock at a specified date in the future based on pre-determined performance and service conditions and typically have a vesting period of one to seven years. PSUs granted include awards with market conditions that are eligible to vest based on the achievement of predetermined stock price goals and awards with performance conditions that are eligible to vest based on predetermined Company performance targets.

The following table summarizes PSU award activity for the year ended December 31, 2021:

	PSU
	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding PSUs at December 31, 2020	—	—
PSUs granted	7,082,432	$14.37
PSUs canceled	—	—
Outstanding PSUs at December 31, 2021	7,082,432	$14.37

Determination of Fair Value of PSUs
The fair value of PSUs with performance conditions is determined on the grant date based on the fair value of the Company's common stock. The fair value of PSUs with market conditions is estimated on the grant date using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market condition stipulated in the award. The weighted-average grant date fair value of the PSUs with market conditions was determined to be $14.22 using the following assumptions under the Monte Carlo simulation model:

Grant date stock price	$39.00
Term in years	7.0
Expected volatility	45.00%
Risk-free rate	1.14%
Dividend yield	—%

Compensation Expense – PSUs
For the year ended December 31, 2021, the Company recorded compensation expense of $18.8 million. As of December 31, 2021, the amount of unrecognized compensation expense for PSUs is $82.9 million, which is expected to be recognized over a weighted-average period of 3.7 years.

Modifications
In 2020 and 2019, the Company modified certain awards to extend the post-termination exercise period for certain terminated employees, which resulted in stock-based compensation expense of $6.4 million and $8.7 million for the years ended December 31, 2020 and 2019, respectively. In 2020, the Company modified a stock option award granted to an executive, which resulted in additional stock-based compensation expense of $4.7 million for the year ended December 31, 2020. There were no material award modifications in 2021.

11.EARNINGS (LOSS) PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to Oscar Health, Inc.	$(572,606)	$(406,825)	$(261,182)
Deemed dividends	—	(7,418)	—
Total	$(572,606)	$(414,243)	$(261,182)

Denominator:
Weighted average shares of common stock outstanding, basic and diluted	178,967,056	29,263,424	28,813,136

Net loss per share attributable to Oscar Health, Inc., basic and diluted	$(3.20)	$(14.16)	$(9.06)

During the year ended December 31, 2020, the Company recognized a deemed dividend due to the triggering of a beneficial conversion feature upon the issuance of Series A11 convertible preferred stock. Refer to Note 16 - Convertible Preferred Stock for more information on the Company's previously issued convertible preferred shares.

In periods when the Company is in a net loss position, dilutive securities are excluded from the computation of diluted earnings per share because their inclusion would have an anti-dilutive effect. Thus, basic net loss per share is the same as diluted net loss per share.

12.    INCOME TAXES

The current income tax provision reflects the tax consequences of revenues and expenses currently taxable or deductible for the year reported. The deferred tax income tax provision or benefit reflects the differences between the financial and income tax reporting bases of the Company’s underlying assets and liabilities. The components of the provision for income taxes for the years ended December 31, 2021, 2020 and 2019 are as follows:

	For the years ended December 31,
	2021	2020	2019
	(in thousands)
Current income tax:
Federal	$947	$1,112	$2,219
State	—	—	—
Total current income tax	947	1,112	2,219
Deferred income (benefit) tax:
Federal	(101)	(67)	(426)
State	—	—	—
Total deferred tax	(101)	(67)	(426)
Total income tax	$846	$1,045	$1,793

A reconciliation of the tax provision at the U.S. federal statutory tax rate to the provision for income taxes and the effective tax rate for years ended December 31, 2021, 2020 and 2019 is as follows:

	For the years ended December 31,
	2021		2020		2019
	(in thousands, except percentages)
Pre-tax book loss	$(570,580)		$(405,780)		$(259,389)
Income tax benefit at statutory rate	(119,822)	21.00%	(85,213)	21.00%	(54,472)	21.00%
State Taxes (net of federal income tax)	(5,124)	0.90%	(15,340)	3.78%	—	—%
Change in valuation allowance	123,356	(21.62)%	105,460	(25.99)%	39,280	(15.14)%
Stock-based compensation adjustment	(10,347)	1.81%	2,173	(0.54)%	1,241	(0.48)%
Revision to estimates	—	—%	(18,108)	4.46%	8,700	(3.35)%
Non-deductible compensation	12,876	(2.25)%	3,977	(0.98)%	5,687	(2.19)%
Other permanent items	(93)	0.01%	8,096	(1.99)%	1,357	(0.52)%
Total income tax	$846	(0.15)%	$1,045	(0.26)%	$1,793	(0.68)%

Deferred income tax assets and liabilities are recognized for the differences between the financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws. The components of deferred income tax assets and liabilities as of December 31, 2021 and 2020 are as follows:

	As of December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
NOL carryforwards	$385,988	$255,028
Premium deficiency reserves	6,142	17,760
Stock option	6,338	5,259
Claims reserves	10,581	6,032
Accrued bonus	4,217	4,223
Start-up costs	3,699	4,146
Unearned premium reserve	3,152	3,099
Warrant liability	—	1,787
Deferred FICA payments	626	1,217
Fixed assets	1,029	724
Investments	3,755	—
Other	536	995
Total deferred tax assets before valuation allowance	426,063	300,270
Valuation allowance	421,357	296,875
Total deferred tax assets	$4,706	$3,395
Deferred tax liabilities:
Prepaid expenses	3,249	2,117
Investments	431	—
Capitalized salary and software	378	276
Other	53	509
Total deferred tax liabilities	4,111	2,902
Net deferred tax assets	$595	$493

The Company evaluates the need for a valuation allowance against its deferred tax assets considering all available positive and negative evidence. Based on its analysis, the Company concluded that it is more likely than not that all or some portion of the deferred tax asset will not be realized. The Company has a valuation allowance of $421.4 million at December 31, 2021 against its deferred tax assets, including federal and state net operating losses, as the Company does not have a history of positive earnings. Valuation allowances will be provided until it becomes more likely than not that the benefit of the federal and state deferred tax assets will be realized based on future income.

Federal net operating loss carryovers are $1.65 billion, $1.04 billion which expire beginning in 2032 through 2041 and $608 million have indefinite carryforward periods. State net operating losses from group filings are approximately $591 million and from separate entity filings are $122 million; state net operating losses expire beginning in 2035.

Pursuant to I.R.C Section 382, the Company underwent a change in ownership in 2016. Based on the annual limitation, use of pre-change net operating losses will not be limited prior to expiration.

The Company evaluates tax positions to determine whether the benefits are more likely than not to be sustained on audit based on technical merits. The Company did not have any uncertain tax positions for the years ended December 31, 2021, 2020, and 2019. The Company does not expect any significant changes to unrecognized tax benefits in the next twelve months. The Company’s policy is to classify interest accrued related to unrecognized tax benefits in interest expense while penalties are included in income tax expense. The Company had no interest or penalties related to uncertain tax positions.

The Company currently files income tax returns in the United States, various states, and localities. The majority of the Company’s operating subsidiaries are included in a consolidated federal income tax return. The Company began operations in 2012 and has never been placed under income tax audit. Federal tax returns are open for examination for tax years from 2018. State tax returns are open for examination for tax years from 2017.

13.    LEASES

The Company records right-of-use ("ROU") assets and lease liabilities for its real estate operating leases. Leases with an initial term of twelve months or less are not recorded on the balance sheet.

The following table presents the lease-related balances within the balance sheet:

	Balance Sheet Classification	December 31, 2021
Operating Leases		(in thousands)
Right-of-use assets	Other assets	$72,960
Lease liabilities, current	Accounts payable and accrued liabilities	$14,831
Lease liabilities, noncurrent	Other liabilities	$76,839

Operating lease expense was $15.2 million for the year ended December 31, 2021, which includes de minimis short-term lease expense and variable lease expense. Rent expense was $14.4 million and $9.0 million for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2021, cash paid for amounts included in the measurement of lease liabilities was $17.0 million.

Future minimum rental payments under non-cancellable operating leases are estimated as follows:

Year Ended December 31,	(in thousands)
2022	$14,846
2023	13,988
2024	14,175
2025	14,360
2026	16,445
Thereafter	72,386
Total lease payments	$146,200
Less: Imputed interest	(54,530)
Present value of lease liabilities	$91,670

Additional Information:	December 31, 2021
Weighted-average remaining lease term	9.2 years
Weighted-average discount rate	10.64%
Right-of-use assets obtained in exchange of new operating lease liabilities (in thousands)	$1,153

14.    PROPERTY, EQUIPMENT AND CAPITALIZED SOFTWARE
The following table summarizes the balances of the Company’s property, equipment and capitalized software:

	As of December 31,
	2021	2020
Property, equipment, and capitalized software	(in thousands)
Software and hardware	$61,278	$39,979
Leasehold improvements	25,754	21,995
Property and fixtures	1,680	1,334
Property, equipment, and capitalized software	88,712	63,308
Less: Accumulated depreciation and amortization	(42,101)	(27,496)
Property, equipment, and capitalized software, net	$46,611	$35,812

15.    DEBT AND WARRANTS

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

Revolving Credit Facility
On February 21, 2021, the Company entered into a senior secured credit agreement, with certain lenders party thereto from time to time (the “Lenders”), and Wells Fargo Bank, National Association, as administrative agent, for a revolving loan credit facility (the “Revolving Credit Facility”) in the aggregate principal amount of $200.0 million. The Revolving Credit Facility is guaranteed by Oscar Management Corporation, a wholly owned subsidiary of the Company, and all of the Company's future direct and indirect subsidiaries (subject to certain permitted exceptions, including exceptions guarantees that would require material governmental consents or in respect of a joint venture) (the "Guarantors"). The Revolving Credit Facility is secured by substantially all of the Company’s and the Guarantors' assets (subject to certain exceptions). Proceeds are to be used solely for general corporate purposes of the Company.

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

As of December 31, 2021, there were no outstanding borrowings under the Revolving Credit Facility.

Warrants and Call Options
In prior years, the Company issued several rounds of warrants to purchase preferred stock. Since the Company’s convertible preferred stock was classified outside of permanent equity, the warrants were accounted for as liabilities using the fair market value on the issuance date, with remeasurement required at each reporting period. During the years ended December 31, 2021, 2020 and 2019, a loss on the fair value of warrant liabilities of $12.9 million, $4.7 million and $0.3 million respectively, was recognized in general and administrative expenses in the consolidated statement of operations as a result of the changes in fair value of the warrant liabilities.

The following table presents relevant information regarding outstanding warrants and call options:

Warrant Type	Issue Date	Warrants Issued	Issue Price	Maximum No. of Preferred Stock Issuable	Warrants Outstanding as of 12/31/2020	Warrants Outstanding as of 12/31/2021
Series AA Warrant	2013	629,152	$0.56	629,152	629,152	—
Series A8 Warrant	2017	166,666	$6.75	166,666	166,666	—
Series A9 Warrant	2018	416,666	$7.13	416,666	416,666	—
Series A11 Call Options	2020	4,143,028	$6.02	4,143,028	12,732	—
					1,225,216

In connection with the IPO, all of the above-mentioned warrants and call options were exercised in full, resulting in the issuance of 1,115,973 shares of Class A common stock.

16.CONVERTIBLE PREFERRED STOCK

In prior years, the Company issued several series of convertible preferred stock, collectively referred to as "Preferred Stock," that have been classified outside of stockholders' equity (deficit) on the consolidated balance sheet because the holders of such shares had liquidation rights that, in certain situations, were not solely within the control of the Company.

In connection with the IPO, all convertible preferred stock outstanding as of December 31, 2020 were converted into shares of Series A and Series B common stock. Refer to Note 17 - Stockholders' Equity for more information.

The table below presents relevant information relating to convertible preferred stock for the periods presented:

	December 31, 2020		December 31, 2021
Preferred Stock Series	Preferred Stock Outstanding (pre-split)	Preferred Stock Converted to Common Stock (Series A/B) (pre-split)	Preferred Stock Outstanding

A	41,913,800	(41,913,800)	—
A1	1,371,010	(1,371,010)	—
AA	22,379,980	(22,379,980)	—
AAA	36,109,790	(36,109,790)	—
A4	23,142,080	(23,142,080)	—
A5	29,189,760	(29,189,760)	—
A6	29,942,474	(29,942,474)	—
A7	6,265,845	(6,265,845)	—
A8	56,434,363	(56,434,363)	—
A9	23,177,793	(23,177,793)	—
AA-9	11,820,502	(11,820,502)	—
A10	53,877,952	(53,877,952)	—
A11	49,678,169	(49,678,169)	—
A12	15,600,784	(15,600,784)	—
Total	400,904,302	(400,904,302)	—

17.STOCKHOLDERS' EQUITY

Initial Public Offering
As described in Note 1 - Organization, in March 2021 the Company completed its IPO of 36,391,946 shares of Class A common stock at a par value of $0.00001 and a public offering price of $39.00 per share. The Company received aggregate net proceeds of $1.3 billion after deducting underwriting discounts and commissions of $71.0 million. The Company used a portion of the net proceeds of the IPO to repay in full outstanding borrowings, including fees and expenses, under the Term Loan Facility. Refer to Note 15 - Debt and Warrants.

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

18.    STATUTORY REGULATIONS

The Company's insurance subsidiaries prepare financial statements in accordance with Statutory Accounting Principles ("SAP") prescribed or permitted by the insurance departments of their states of domicile. SAP is focused on the solvency of insurance companies and is designed to ensure that insurers maintain sufficient capital and surplus to meet their insurance-related obligations.

The Company's insurance subsidiaries are regulated by the state insurance departments of the states in which they are domiciled. Statutory regulations include the establishment of minimum levels of statutory capital to be maintained by insurance subsidiaries and restrictions on dividend payments and other distributions made by the insurance subsidiaries to the parent company. Minimum statutory capital requirements differ by state and are based on minimum risk-based capital ("RBC") requirements developed by the National Association of Insurance Commissioners ("NAIC").

As of December 31, 2021 and 2020, the Company's insurance subsidiaries had an aggregate statutory capital and surplus of $474.8 million and $199.5 million, respectively. Individually, the Company's insurance subsidiaries have exceeded the minimum required statutory capital and surplus and RBC minimum requirements.

19.     RELATED PARTY TRANSACTIONS

The Company has entered into various technology service agreements for technology infrastructure, enterprise services and lead generation services with affiliates of Alphabet Holdings LLC, which is a beneficial holder of more than 5% of its capital stock. For the years ended December 31, 2021, 2020 and 2019, the Company incurred total costs related to these agreements of $2.5 million, $2.1 million, and $2.4 million, respectively.

The Company has leased office space for its corporate headquarters from New Puck, LLC. New Puck, LLC is affiliated with Joshua Kushner, who is a member of our board of directors and the sole managing member of each of the Thrive General Partners that control the Thrive Capital Funds, beneficial holders of more than 5% of our capital stock. Rent expense incurred related to these contracts for the year ended December 31, 2019 was $1.5 million. The related lease agreements expired in 2019.

In August 2019, the Company repurchased 503,750 shares (pre-split) of its Series B common stock and 440,050 shares (pre-split) of its Series A common stock from its Co-Founder and Chief Executive Officer, at a purchase price of $6.4312 per share, for an aggregate purchase price of approximately $6.1 million, of which $3.1 million was recognized as compensation in general and administrative expenses and $3.0 million was attributed to the fair market value of the underlying shares and recorded as treasury stock.

20.COMMITMENTS AND CONTINGENCIES
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

21.    SUBSEQUENT EVENTS

On January 27, 2022, the Company entered into an investment agreement (the “Investment Agreement”) pursuant to which it agreed to issue and sell $305 million in aggregate principal amount of its 7.25% Convertible Senior Notes due 2031 (the “2031 Notes”) to funds affiliated with or advised by Dragoneer Investment Group, LLC, Thrive Capital Management, LLC, LionTree Investment Management, LLC and Tenere Capital LLC (collectively, the “Purchasers”). The transaction contemplated by the Investment Agreement closed on February 3, 2022. The 2031 Notes bear interest at a rate of 7.25% per annum, payable in cash, semi-annually in arrears on June 30 and December 31 of each year, commencing on June 30, 2022. Upon conversion, the 2031 Notes will be settled, at the Company's election, in shares of Class A common stock, cash, or a combination of cash and shares of Class A common stock (subject to certain exceptions).

Oscar Health, Inc.
Schedule I - Condensed Balance Sheets (Parent-Only)
(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets:
Current Assets:
Cash and cash equivalents	$57,608	$230,769
Restricted deposits and investments	627,494	33,652
Investments in and advances to subsidiaries	689,573	333,918
Other assets	15,145	16,966
Total Assets	$1,389,820	$615,305

Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Long-term debt	$—	$142,487
Other liabilities	2,591	23,800
Total liabilities	2,591	166,287
Commitments and contingencies
Convertible Preferred Stock, $0.00001par value; 407,156,831 shares authorized; 400,904,302 shares issued and outstanding as of December 31, 2020	—	1,744,911
Stockholders' Equity (Deficit)
Preferred stock, $0.00001 par value; 82,500,000 shares authorized, none issued or outstanding as of December 31, 2021	—	—
Class A common stock, $0.00001 par value; 825,000,000 shares authorized, 175,212,223 shares issued and outstanding as of December 31, 2021	2	—
Class B common stock, $0.00001par value; 82,500,000 shares authorized, 35,115,807 shares issued and outstanding as of December 31, 2021	—	—
Series A common stock, $0.00001 par value, 680,000,000 shares authorized; 8,291,917 issued and outstanding as of December 31, 2020; Series B common stock, $0.00001 par value, 69,487,963 shares authorized; 23,162,654 shares issued and outstanding as of December 31, 2020; Series C common stock, $0.00001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2020	—	2
Treasury stock (314,600 shares as of December 31, 2021 and December 31, 2020)	(2,923)	(2,923)
Additional paid-in capital	3,393,533	133,255
Accumulated deficit	(1,999,712)	(1,427,106)
Accumulated other comprehensive income (loss)	(3,671)	879
Total Stockholders’ Equity (Deficit)	1,387,229	(1,295,893)
Total Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)	$1,389,820	$615,305

Oscar Health, Inc.
Schedule 1 - Condensed Statements of Operations (Parent-Only)
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue
Investment income and other revenue	$3,225	$2,903	$8,996
Total revenue	3,225	2,903	8,996
Operating Expenses
General and administrative expenses	61,004	23,020	17,563
Interest expense	4,720	3,514	—
Other expense	1,201	—	—
Loss on extinguishment of debt	20,178	—	—
Income tax (benefit) provision	(715)	—	—
Total expenses	86,388	26,534	17,563
Loss before equity in net loss of subsidiaries	(83,163)	(23,631)	(8,567)
Equity in net loss of subsidiaries	(489,443)	(383,194)	(252,615)
Net loss	$(572,606)	$(406,825)	$(261,182)

Oscar Health, Inc.
Schedule I - Consolidated Statements of Comprehensive Income (Parent-Only)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(572,606)	$(406,825)	$(261,182)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(4,550)	906	17
Comprehensive loss	(577,156)	(405,919)	(261,165)

Oscar Health, Inc.
Schedule I - Condensed Statements of Cash Flows (Parent-Only)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net cash (used in) provided by operating activities	$(2,860)	$6,487	$(13,200)
Cash flows from investing activities:
Investments in subsidiaries	(802,190)	(511,125)	(153,563)
Purchase of fixed maturity securities	(986,553)	(182,027)	(440,214)
Sale of investments	275,279	240,411	490,887
Maturity of investments	111,681	19,583	145,821
Purchase of property, equipment and capitalized software	—	—	(29,690)
Net cash (used in) provided by investing activities	(1,401,783)	(433,158)	13,241
Cash flows from financing activities:
Debt prepayment	(153,173)	—	—
Debt extinguishment costs	(12,994)	—	—
Proceeds from IPO, net of underwriting discounts	1,348,321	—	—
Offering costs from IPO	(9,447)	—	—
Proceeds from exercise of stock options	49,584	19,295	873
Stock repurchase	—	—	(2,992)
Convertible preferred stock and call option issuances	—	375,671	—
Proceeds from exercise of warrants and call options	9,191	74,581	—
Proceeds from subsidiary interest	—	—	—
Proceeds from long-term debt	—	147,000	—
Payment of debt issuance costs	—	(4,840)	—
Net cash (used in) provided by financing activities	1,231,482	611,707	(2,119)
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(173,161)	185,036	(2,078)
Cash, cash equivalents, restricted cash and cash equivalents—beginning of period	230,769	45,733	47,811
Cash, cash equivalents, restricted cash and cash equivalents—end of period	$57,608	$230,769	$45,733

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure

The information required by this Item 9 was previously reported in the Prospectus.

Item 9A. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level.

Notwithstanding our management’s conclusion that our disclosure controls and procedures were not effective as of December 31, 2021 due to the material weakness, we believe that our consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position and results of operations and cash flows as of each of the dates, and for each of the periods, presented therein in accordance with U.S. GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. In connection with our audit of consolidated financial statements for the year ended December 31, 2021, we identified certain control deficiencies in the design and operation of our internal control over financial reporting that constituted a material weakness.

We did not design and maintain effective controls over certain information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain (i) program change management controls for certain financial systems to ensure that IT program and data changes affecting certain IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (ii) user access controls that adequately restrict user and privileged access to certain financial applications, programs and data to appropriate company personnel, and (iii) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

These IT deficiencies did not result in a material misstatement to the financial statements, however, the deficiencies, when aggregated, could impact the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined these deficiencies in the aggregate constitute a material weakness.

Remediation Plan for the Material Weakness
We have evaluated the material weakness described above and, in the first quarter of 2022, have begun updating our design of internal controls to remediate the aforementioned control deficiencies and enhance our internal control environment. To address the material weakness, we are enhancing IT control processes over change management and logical access, including automating components of our change management and logical access processes, enhancing privileged access logging and monitoring reviews, and strengthening testing and approval controls for program development and change management to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately.

The implementation of these remediation efforts is in the early stages and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. The actions that we are taking are subject to ongoing senior management review, as well as Audit Committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weakness expeditiously.

Changes in Internal Control over Financial Reporting
In the first quarter of 2022, we began updating our design of internal controls to remediate the aforementioned material weakness and enhance our internal control environment. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On February 23, 2022, the Company’s board of directors designated Victoria Baltrus, the Company’s Chief Accounting Officer, as its principal accounting officer, succeeding R. Scott Blackley in such role. Mr. Blackley, our Chief Financial Officer, will remain our principal financial officer.

Ms. Baltrus, 52, joined us as Chief Accounting Officer on August 16, 2021. Ms. Baltrus previously served as Senior Vice President of Finance Strategy at Kemper Corporation, and as Vice President & Assistant Controller at CNA Insurance. Ms. Baltrus also previously held senior accounting positions with Capital One and HSBC.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2021)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	50,437,276	(2)	$10.29	11,576,494	(3)
Equity compensation plans not approved by security holders	—		—	—
Total	50,437,276		$10.29	11,576,494
(1)The weighted average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding RSUs, which have no exercise price.
(2)Includes shares subject to outstanding awards granted, of which 33,955,097 shares are subject to outstanding options and 16,482,179 shares are subject to outstanding RSUs. All shares subject to outstanding options and RSUs are issuable as shares of Class A common stock, with the exception of 6,534,129 shares subject to outstanding options, which are issuable as shares of Class B common stock. The weighted average exercise price of outstanding options to purchase shares of Class A common stock is $10.88, and the weighted average exercise price of outstanding options to purchase shares of Class B common stock is $7.81.
(3)Includes shares available for future issuance under our 2021 Plan (7,459,758 shares) and our ESPP (4,116,736 shares). The number of shares available for issuance under our 2021 Plan increases automatically on the first day of each calendar year of the Company beginning January 1, 2022 and ending on and including January 1, 2031, in an amount equal to the lesser of (i) a number of shares such that the aggregate number of shares available for grant under the 2021 Plan immediately following such increase shall equal 5% of the aggregate number of shares of Class A common stock and Class B common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares determined by our Board. The number of shares available for issuance under our ESPP increases automatically on January 1 of each calendar year of the Company beginning in 2022 and ending in 2031, in an amount equal to the lesser of (i) 1% of the aggregate number of outstanding shares of our common stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares determined by our Board.

Other

The remaining information required by this item will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The financial statements required by this item are listed in Part II, Item 8 – “Financial Statements and Supplementary Data” attached hereto and are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules.

Schedule I. Condensed Financial Information of Parent Company
    As of December 31, 2021 and 2020, and for the years ended December 2021, 2020 and 2019

Other than Schedule I included in Part II, Item 8 – “Financial Statements and Supplementary Data,” all financial statement schedules have been omitted because they are not required, are not applicable or the required information is included in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-40154	3.1	03/08/21
3.2	Amended and Restated Bylaws.	8-K	001-40154	3.2	03/08/21
4.1	Specimen Common Stock Certificate of Oscar Health, Inc.	S-1/A	333-252809	4.1	02/22/21
4.2	Indenture, dated as of February 3, 2022, between Oscar Health, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-40154	4.1	02/04/22
4.3	Form of certificate representing the 7.25% Convertible Senior Notes due 2031 (included as Exhibit A to Exhibit 4.2).	8-K	001-40154	4.2	02/04/22
4.4+	Twelfth Amended and Restated Investors’ Rights Agreement, by and among Oscar Health, Inc. and certain security holders of Oscar Health, Inc.					*
4.5	Description of Capital Stock.					*
10.1†	Oscar Health, Inc. Amended and Restated 2012 Stock Plan.	10-Q	001-40154	10.1	05/14/21
10.2†	Oscar Health, Inc. 2021 Incentive Award Plan.	10-Q	001-40154	10.2	05/14/21
10.3†	Form of Stock Option Award Agreement under 2021 Incentive Award Plan.	10-Q	001-40154	10.3	05/14/21
10.4†	Form of Restricted Stock Unit Award Agreement under 2021 Incentive Award Plan.	S-1/A	333-252809	10.13	02/22/21
10.5†	Form of Founders’ Performance Restricted Stock Unit Award Agreement Under 2021 Incentive Award Plan.	S-1/A	333-252809	10.14	02/22/21
10.6†	Oscar Health, Inc. 2021 Employee Stock Purchase Plan.	10-Q	001-40154	10.6	05/14/21
10.7†+	Employment Offer Letter, by and between Mulberry Health Inc. and Mario Schlosser, dated November 29, 2012.	S-1	333-252809	10.15	02/05/21
10.8†	Employment Agreement, by and between Oscar Health, Inc., Mulberry Management Corporation and Meghan Joyce, in effect as of March 5, 2021.	10-Q	001-40154	10.8	05/14/21

10.9†+	Employment Agreement, by and between Oscar Health, Inc. (formerly Mulberry Management Corporation) and R. Scott Blackley, dated December 5, 2020.	S-1	333-252809	10.20	02/05/21
10.10†	Amendment to Employment Agreement, by and between Oscar Health, Inc., Oscar Management Corporation and R. Scott Blackley, dated July 13, 2021.	10-Q	001-40154	10.1	08/13/21
10.11†	Employment Agreement, by and between Oscar Health, Inc., Oscar Management Corporation (formerly Mulberry Management Corporation) and Alessandrea Quane, in effect as of March 1, 2021.					*
10.12†+	Letter Agreement, by and between Oscar Insurance Corporation, Oscar Health, Inc. (formerly Mulberry Health Inc.), and Siddhartha Sankaran, dated August 6, 2020.					*
10.13†	Amendment to Stock Option and Letter Agreement, by and between Oscar Health, Inc. and Siddhartha Sankaran, dated March 5, 2021.					*
10.14†	Non-Employee Director Compensation Program.	S-1/A	333-252809	10.28	02/22/21
10.15†	Form of Indemnification Agreement.	S-1	333-252809	10.28	02/05/21
10.16†	Deferred Compensation Plan for Directors.					*
10.17X	Investment Agreement, dated as of January 27, 2022, by and among Oscar Health, Inc. and Oasis FD Holdings, LP., Thrive Capital Partners VII Growth, L.P., Claremount VII Associates, L.P., LionTree Investment Fund, L.P. and Tenere Capital Master Fund, LP.	8-K	001-40154	10.1	01/28/22
10.18X	Credit Agreement, dated as of February 21, 2021, as amended by the First Amendment to Credit Agreement, dated as of February 27, 2022, by and among Oscar Health, Inc., as borrower, the several lenders from time to time parties thereto, and Wells Fargo Bank, National Association, as administrative agent, among others.	8-K	001-40154	10.2	01/28/22
21.1	List of Subsidiaries of Oscar Health, Inc.					*
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					*
23.2	Consent of Grant Thornton LLP as to Oscar Health, Inc.					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.					*
32.1	Section 1350 Certification of Chief Executive Officer.					**
32.2	Section 1350 Certification of Chief Financial Officer.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	*

*    Filed herewith.
**    Furnished herewith.
† Indicates management contract or compensatory plan.
+ Certain portions of this exhibit (indicated by “####”) have been redacted pursuant to Regulation S-K, Item         601(a)(6).
X    Certain schedules (or similar attachments) to this exhibit have been omitted pursuant to Regulation S-K, Item         601(a)(5). The registrant agrees to furnish a copy of any omitted schedule (or similar attachment) to the Securities and     Exchange Commission upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSCAR HEALTH, INC.

Date: February 25, 2022	By:	/s/ Mario Schlosser
Mario Schlosser
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mario Schlosser	Chief Executive Officer and Director	February 25, 2022
Mario Schlosser	(principal executive officer)

/s/ R. Scott Blackley	Chief Financial Officer	February 25, 2022
R. Scott Blackley	(principal financial officer)

/s/ Victoria Baltrus	Chief Accounting Officer	February 25, 2022
Victoria Baltrus	(principal accounting officer)

/s/ Jeffery H. Boyd	Chairman of the Board and Director	February 25, 2022
Jeffery H. Boyd

/s/ Joel Cutler	Director	February 25, 2022
Joel Cutler

/s/ Joshua Kushner	Vice Chairman of the Board and Director	February 25, 2022
Joshua Kushner

/s/ Teri List	Director	February 25, 2022
Teri List

/s/ Charles E. Phillips, Jr.	Director	February 25, 2022
Charles E. Phillips, Jr.

/s/ David Plouffe	Director	February 25, 2022
David Plouffe

/s/ Elbert O. Robinson, Jr.	Director	February 25, 2022
Elbert O. Robinson, Jr.

/s/ Siddhartha Sankaran	Director	February 25, 2022
Siddhartha Sankaran

/s/ Vanessa A. Wittman	Director	February 25, 2022
Vanessa A. Wittman