Form 10-Q
period 2022-03-31
Oscar Health, Inc.
filed 2022-05-12
CIK 1568651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of April 30, 2022
Class A Common Stock, par value $0.00001 per share	175,891,348
Class B Common Stock, par value $0.00001 per share	35,115,807

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
•our ability to execute our growth strategy and scale our operations;
•our ability to maintain or enter into new partnerships or collaborations with healthcare industry participants;
•negative publicity, unfavorable shifts in perception of our digital platform or other member service channels;
•our ability to achieve and/or maintain profitability in the future;
•changes in federal or state laws or regulations, including changes with respect to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended and any regulations enacted thereunder;
•our ability to accurately estimate our incurred claims expenses or effectively manage our claims costs or related administrative costs, including as a result of fluctuations in medical utilization rates due to the impact of COVID-19;
•our ability to comply with ongoing regulatory requirements and applicable performance standards, including as a result of our participation in government-sponsored programs, such as Medicare, and as a result of changing regulatory requirements;
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
•unfavorable or otherwise costly outcomes of lawsuits, regulatory investigations and audits, and claims that arise from the extensive laws and regulations to which we are subject;
•unanticipated results of risk adjustment programs;
•delays in our receipt of premiums;
•disruptions or challenges to our relationship with the Oscar Medical Group;
•cyber-security breaches of our and our partners’ information and technology systems;
•unanticipated changes in population morbidity and large-scale changes in health care utilization; and
•The factors described under the sections “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

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
•“health insurance subsidiary” refers to any subsidiary of Oscar Health, Inc. that has applied for or received a license, certification or authorization to sell health plans by any state Department of Insurance, Department of Financial Services, Department of Health, or comparable regulatory authority. As of March 31, 2022, Oscar Health, Inc. had 15 health insurance subsidiaries.
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
•“Open Enrollment Period” refers to the yearly period when individuals and families can enroll in a health plan or make changes to an existing health plan. In most states, the 2022 Open Enrollment Period for the Individual market typically starts on November 1 and lasts through January 15. The 2022 Open Enrollment Period for the Individual market was extended in certain states in which Oscar does business due to the ongoing COVID-19 pandemic emergency; see “2022 Special Enrollment Periods” below for additional information. The Medicare Advantage Open Enrollment Period, which permits switching between Medicare Advantage plans, started on January 1, 2022 and ended on March 31, 2022.
•“PMPM” refers to per member per month.
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
•“2022 Special Enrollment Periods” refers to a period outside the 2022 Open Enrollment Period when an eligible person was able to enroll in an Individual market health plan or make changes to an existing Individual market health plan, due to the ongoing COVID-19 public health emergency (PHE) or the passage of the American Rescue Plan Act of 2021 (the “American Rescue Plan”). In 2022, this included extensions of the Open Enrollment Period in New York for the duration of the PHE, and a Special Enrollment Period in California also tied to the duration of the PHE. A new Special Enrollment Period tied to the American Rescue Plan enhanced subsidies also allows individuals with up to 150% of the federal poverty level (FPL) to enroll in on-exchange Individual market plans at any time beginning in March through the end of 2022, unless extended by Congress. Several state-based exchanges have implemented similar low-income Special Enrollment Periods including California, Colorado, New Jersey and Pennsylvania.
•“Thrive Capital” refers to Thrive Capital Management, LLC, a Delaware limited liability company, and the investment funds affiliated with or advised by Thrive Capital Management, LLC.
•“Thrive General Partners” refers to Thrive Partners II GP, LLC, Thrive Partners III GP, LLC, Thrive Partners V GP, LLC, Thrive Partners VI GP, LLC, Thrive Partners VII GP, LLC, and Thrive Partners VII Growth GP, LLC, each of which is a general partner of a Thrive Capital-affiliated fund.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Oscar Health, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2022	December 31, 2021
Assets:
Current Assets:
Cash and cash equivalents	$2,068,632	$1,103,995
Short-term investments	810,002	587,086
Premiums and accounts receivable	157,298	138,414
Risk adjustment transfer receivable	50,615	40,659
Accrued investment income	2,584	3,782
Reinsurance recoverable	585,688	431,990
Total current assets	3,674,819	2,305,926
Property, equipment, and capitalized software, net	48,607	46,611
Long-term investments	502,149	844,476
Restricted deposits	27,198	28,085
Other assets	97,153	95,957
Net deferred tax asset	595	595
Total assets	$4,350,521	$3,321,650

Liabilities and Stockholders' Equity
Current Liabilities:
Benefits payable	$761,329	$513,582
Risk adjustment transfer payable	1,166,059	794,398
Premium deficiency reserve	26,041	29,246
Unearned premiums	74,700	75,044
Accounts payable and other liabilities	220,516	234,788
Reinsurance payable	392,235	205,231
Total current liabilities	2,640,880	1,852,289
Long-term debt	297,416	—
Other liabilities	77,058	76,839
Total liabilities	3,015,354	1,929,128
Commitments and contingencies (Note 13)
Stockholders' Equity
Preferred stock, $0.00001 par value; 82,500,000 shares authorized, none issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.00001 par value; 825,000,000 shares authorized, 175,808,779 shares issued and outstanding as of March 31, 2022 and 175,212,223 shares issued and outstanding as of December 31, 2021	2	2
Class B common stock, $0.00001 par value; 82,500,000 shares authorized, 35,115,807 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Treasury stock (314,600 shares as of March 31, 2022 and December 31, 2021)	(2,923)	(2,923)
Additional paid-in capital	3,422,033	3,393,533
Accumulated deficit	(2,074,864)	(1,999,712)
Accumulated other comprehensive income (loss)	(12,206)	(3,671)
Total Oscar Health, Inc. stockholders' equity	1,332,042	1,387,229
Noncontrolling interests	3,125	5,293
Total stockholders’ equity	1,335,167	1,392,522
Total liabilities and stockholders' equity	$4,350,521	$3,321,650
See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue
Premiums before ceded reinsurance	$1,315,064	$610,099
Reinsurance premiums ceded	(359,663)	(241,562)
Premiums earned	955,401	368,537
Administrative services revenue	18,493	341
Investment income (loss) and other revenue	(1,129)	510
Total revenue	972,765	369,388

Operating Expenses
Claims incurred, net	734,566	268,048
Other insurance costs	165,402	79,837
General and administrative expenses	74,664	64,572
Federal and state assessments	69,867	30,515
Premium deficiency reserve release	(3,205)	(9,543)
Total operating expenses	1,041,294	433,429
Loss from operations	(68,529)	(64,041)
Interest expense	4,221	3,697
Other expenses	3,053	—
Loss on extinguishment of debt	—	20,178
Loss before income taxes	(75,803)	(87,916)
Income tax provision	1,517	965
Net loss	(77,320)	(88,881)
Less: Net loss attributable to noncontrolling interests	(2,168)	—
Net loss attributable to Oscar Health, Inc.	$(75,152)	$(88,881)

Earnings (Loss) per Share
Net loss per share attributable to Oscar Health, Inc., basic and diluted	$(0.36)	$(1.00)
Weighted average common shares outstanding, basic and diluted	210,547,696	88,865,726

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(77,320)	$(88,881)
Other comprehensive income (loss), net of tax:
Net unrealized losses on securities available for sale	(8,535)	(275)
Comprehensive loss	$(85,855)	(89,156)

Comprehensive income (loss) attributable to noncontrolling interests	$(2,168)	—
Comprehensive loss attributable to Oscar Health, Inc.	$(83,687)	$(89,156)

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Convertible Preferred Stock and Changes in Equity (Deficit)
(in thousands, except share amounts)
(unaudited)

	Class A		Class B
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders' Equity (Deficit)
December 31, 2021	175,212,223	$2	35,115,807	$—	$(2,923)	$3,393,533	$(1,999,712)	$(3,671)	$5,293	$1,392,522
Issuance of common stock from equity incentive plans	596,556	—	—	—	—	560	—	—	—	560
Stock-based compensation expense	—	—	—	—	—	27,690	—	—	—	27,690
Joint venture contribution	—	—	—	—	—	250	—	—	—	250
Unrealized gains (losses) on investments, net	—	—	—	—	—		—	(8,535)	—	(8,535)
Net loss	—	—	—	—	—	—	(75,152)	—	(2,168)	(77,320)
March 31, 2022	175,808,779	$2	35,115,807	$—	$(2,923)	$3,422,033	$(2,074,864)	$(12,206)	$3,125	$1,335,167

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) (continued)
(in thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock (Series A/Series B)		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
December 31, 2020	400,904,302	$1,744,911	31,409,202	$2	—	$—	—	$—	$(2,923)	$133,255	$(1,427,106)	$879	$(1,295,893)
Conversion of pre-IPO shares to Class A and Class B common stock	(400,904,302)	(1,744,911)	(31,409,202)	(2)	130,280,651	1	35,115,807	—	—	1,744,911	—	—	1,744,910
Issuance of common stock upon IPO, net of underwriting discount	—	—	—	—	36,391,946	1	—	—	—	1,338,874	—	—	1,338,875
Issuance of common stock upon exercise of warrants and call options	—	—	—	—	1,115,973	—	—	—	—	37,071	—	—	37,071
Issuance of common stock from equity incentive plans	—	—	—	—	4,272,060	—	—	—	—	29,805	—	—	29,805
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	19,115	—	—	19,115
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	—	—	—	—	—	(275)	(275)
Net loss	—	—	—	—	—	—	—	—	—	—	(88,881)	—	(88,881)
March 31, 2021	—	$—	—	$—	172,060,630	$2	35,115,807	$—	$(2,923)	$3,303,031	$(1,515,987)	$604	$1,784,727

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(77,320)	$(88,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred taxes	—	8
Net realized gain (loss) on sale of financial instruments	582	(113)
(Gain) loss on fair value of warrant liabilities	—	12,856
Depreciation and amortization expense	3,799	3,403
Amortization of debt issuance costs	129	329
Stock-based compensation expense	27,690	19,115
Investment amortization, net of accretion	1,922	1,074
Debt extinguishment loss	—	20,178
Changes in assets and liabilities:
(Increase) / decrease in:
Premiums and accounts receivable	(18,884)	(10,529)
Risk adjustment transfer receivable	(9,956)	(6,608)
Accrued investment income	1,198	417
Reinsurance recoverable	(153,698)	225,397
Other assets	(743)	(6,336)
Increase / (decrease) in:
Benefits payable	247,747	46,152
Unearned premiums	(344)	42
Premium deficiency reserve	(3,205)	(9,542)
Accounts payable and other liabilities	(14,733)	(11,712)
Reinsurance payable	187,004	(83,258)
Risk adjustment transfer payable	371,661	205,699
Net cash provided by operating activities	562,849	317,691
Cash flows from investing activities:
Purchase of investments	(166,769)	(245,694)
Sale of investments	169,374	83,798
Maturity of investments	105,842	134,199
Purchase of property, equipment and capitalized software	(6,247)	(6,583)
Change in restricted deposits	611	—
Net cash provided by (used in) investing activities	102,811	(34,280)
Cash flows from financing activities:
Proceeds from long-term debt	305,000	—
Payments of debt issuance costs	(7,035)	—
Proceeds from joint venture contribution	250	—
Debt prepayment	—	(153,173)
Debt extinguishment costs	—	(12,994)
Proceeds from IPO, net of underwriting discounts	—	1,348,321
Offering costs from IPO	—	(9,447)
Proceeds from exercise of warrants and call options	—	9,191
Proceeds from exercise of stock options	560	29,652
Net cash provided by financing activities	298,775	1,211,550
Increase in cash, cash equivalents and restricted cash equivalents	964,435	1,494,961
Cash, cash equivalents, restricted cash and cash equivalents—beginning of period	1,125,557	843,105
Cash, cash equivalents, restricted cash and cash equivalents—end of period	2,089,992	2,338,066

Cash and cash equivalents	2,068,632	2,321,287
Restricted cash and cash equivalents included in restricted deposits	21,360	16,779
Total cash, cash equivalents and restricted cash and cash equivalents	$2,089,992	$2,338,066

Oscar Health, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited) (continued)

Supplemental Disclosures:
Interest payments	$261	$3,553

Non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$—	$1,744,914
Net exercise of preferred stock warrants to preferred stock upon initial public offering	$—	$28,248
Adjustment to fair value of preferred stock warrant liability upon initial public offering	$—	$13,243

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except share and per share amounts, or as otherwise stated herein)

1.ORGANIZATION

Oscar Health, Inc. ("Oscar" or the "Company") is the first health insurance company built around a full stack technology platform and a relentless focus on serving its members. Headquartered in New York City, Oscar offers two complementary products: (1) innovative and consumer-oriented health plans are sold to Individual, Small Group and Medicare Advantage members and (2) via +Oscar, the Company leverages its technology platform to sell services to providers and payers to directly enable their shift to value-based care.

The Company operates as one segment to sell insurance to its members directly and through the state-run health care exchanges formed in conjunction with the Patient Protection and Affordable Care Act via its health insurance subsidiaries and to sell services via its +Oscar offering. Individual plans are offered to individuals and families through Health Insurance Marketplaces. Small Group plans are offered to employees of companies with 50 - 100 full-time workers. Medicare Advantage plans are offered to adults who are age 65 and older and eligible for traditional Medicare but who instead select coverage through a private market plan. The Company has also partnered with Cigna through the Cigna + Oscar partnership, which unites Oscar’s highly-differentiated member experience with Cigna’s broad provider networks, to exclusively serve the Small Group employer market.

The Company's Class A common stock is traded on the New York Stock Exchange under the symbol "OSCR."

Basis of Presentation
The accompanying interim condensed consolidated financial statements of the Company are unaudited. These interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, and the applicable rules and regulations of the Securities and Exchange Commission for interim financial information. As such, these financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statements.

These condensed consolidated financial statements are unaudited; however, in the opinion of management, they reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the information presented for the periods presented in conformity with U.S. GAAP applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Annual Report on Form 10-K.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying interim condensed consolidated financial statements include healthcare costs incurred but not yet reported, premium deficiency reserve and risk adjustment. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ materially from these estimates.

2.    RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements - Recently Adopted
In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"). The ASU 2020-06 simplified the accounting for convertible debt instruments by reducing the number of accounting models required under current GAAP. It requires convertible debt instruments to be accounted for under one of the following three models: embedded derivative, substantial premium, or no proceeds allocated (traditional debt) models. It eliminates the cash conversion and beneficial conversion feature models and amends the requirements for a conversion option to be classified in equity. The guidance also simplifies the diluted EPS calculations for certain convertible debt instruments. ASU 2020-06 was adopted on January 1, 2022 and did not have an impact on the Company's consolidated financial statements.

3. REVENUE RECOGNITION

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

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Direct policy premiums	$1,656,421	$820,814
Assumed premiums	24,790	2,411
Direct and Assumed Policy Premiums	1,681,211	823,225
Risk adjustment	(366,147)	(213,126)
Premiums before ceded reinsurance	1,315,064	610,099
Reinsurance premiums ceded	(359,663)	(241,562)
Total premiums earned	$955,401	$368,537

The following table summarizes the amounts of direct policy premiums received directly from CMS as part of APTC and Medicare Advantage for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
APTC	$1,394,503	$552,342
Medicare Advantage	13,052	9,124
Total paid by CMS	$1,407,555	$561,466

Administrative services revenue
Administrative services revenue includes revenue earned for services provided under the Company's +Oscar offering. The Company leverages its technology platform to provide administrative services to providers and payers to directly enable their shift to value-based care. Revenue is recognized in the period the contractual performance obligations are satisfied and measured in an amount that reflects the consideration the Company expects to be entitled to in exchange for performing the services. The timing of the Company's revenue recognition may differ from the timing of payment by customers. A receivable is recorded when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, deferred revenue is recognized when payment is received before the performance obligations are satisfied. For the three months ended March 31, 2022 and 2021, administrative services revenue was $18.5 million and $0.3 million, respectively.

4.REINSURANCE

The Company enters into reinsurance contracts under two different types of arrangements: quota share reinsurance contracts and excess of loss ("XOL") reinsurance contracts. In quota share reinsurance, the reinsurer assumes an agreed percentage of the underlying policies being reinsured and shares all premiums and incurred claims accordingly. In XOL reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount.

All premiums and claims ceded under the Company's quota share arrangements are shared proportionally with the reinsurers. As part of the agreements, the Company also receives ceding commissions, which are calculated based on a percentage of ceded premiums, and experience refunds (resulting from actual claims experience being lower than a specified threshold).

Reinsurance Contracts Accounted for under Reinsurance Accounting and Deposit Accounting
ASC 944: Financial Services - Insurance requires the substance of all reinsurance arrangements to be evaluated to ensure that significant risk is transferred by the ceding entity to the reinsurer. When significant risk is transferred, reinsurance accounting is required. Reinsurance contracts that do not meet the risk transfer requirements necessary to be accounted for under reinsurance accounting are accounted for under the deposit accounting method. The Company currently has quota share reinsurance arrangements with more than one counterparty with multiple state-level treaties. These arrangements are accounted for under both reinsurance accounting and deposit accounting.

Under reinsurance accounting, premiums paid to the reinsurer are recorded as ceded premiums (a reduction to premium revenue). Expected reimbursements from the reinsurer for claims incurred are recorded as a reduction to claims incurred and a corresponding reinsurance recoverable asset.

Under deposit accounting, a deposit asset or deposit liability is recorded based on the consideration paid or received, irrespective of the experience of the contract. Fees retained by the reinsurer are recognized within other insurance costs on the statement of operations. As a result, premiums earned and claims incurred that would have otherwise been ceded under reinsurance accounting are recorded on a net basis on the consolidated balance sheet as a deposit liability.

The tables below present information for the Company's quota share arrangements accounted for under reinsurance accounting.

The composition of total reinsurance premiums ceded and reinsurance premiums assumed, which are included as components of total premiums earned in the consolidated statement of operations, is as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Reinsurance premiums ceded, gross	$(367,111)	$(264,787)
Experience refunds	7,448	23,225
Reinsurance premiums ceded	(359,663)	(241,562)
Reinsurance premiums assumed	24,790	2,411
Total reinsurance premiums (ceded) and assumed	$(334,873)	$(239,151)

The Company records claims expense net of reinsurance recoveries. The following table reconciles the total claims expense to the net claims expense as presented in the consolidated statement of operations:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Direct claims incurred	$1,010,035	$457,219
Ceded reinsurance claims	(299,711)	(190,948)
Assumed reinsurance claims	24,242	1,777
Total claims incurred, net	$734,566	$268,048

The Company records selling, general and administrative expenses net of reinsurance ceding commissions. The following table reconciles total other insurance costs to the amount presented in the consolidated statement of operations:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Other insurance costs, gross	$203,713	$99,143
Reinsurance ceding commissions	(38,311)	(19,306)
Other insurance costs, net	$165,402	$79,837

The Company classifies reinsurance recoverable within current assets on its consolidated balance sheets. The composition of the reinsurance recoverable balance is as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
Ceded reinsurance claim recoverables	$527,457	$406,017
Reinsurance ceding commissions	43,878	23,517
Experience refunds on reinsurance agreements	14,353	2,456
Reinsurance recoverable	$585,688	$431,990

Credit Ratings
The Company regularly evaluates the financial condition of its reinsurers to minimize exposure to significant losses. A key credit quality indicator for reinsurance is the financial strength ratings issued by the credit rating agencies, which provide an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The Company's reinsurers have most recently been issued financial strength ratings of AA- (Standard & Poor's) and AA- (Fitch).

The creditworthiness of each reinsurer is evaluated in order to assess counterparty credit risk and estimate an allowance for expected credit losses on the Company's reinsurance recoverable balances. As of March 31, 2022, the allowance for credit losses for reinsurance recoverables was not material.

5.BUSINESS ARRANGEMENTS

Holy Cross Health/Memorial Healthcare System Partnership
In 2021, the Company partnered with Holy Cross Health, a top-rated health, teaching and research institution, and Memorial Healthcare System, a leading provider in high-quality healthcare services, to form a joint venture arrangement for its co-branded Medicare Advantage plan in Florida. As part of this arrangement, Holy Cross Health and Memorial Healthcare System jointly own a 50% economic interest in one of the Company's consolidated subsidiaries.
As a result, the following noncontrolling interest amounts are presented on the Company's financial statements:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Net loss attributable to noncontrolling interests	$(2,168)	$—

	March 31, 2022	December 31, 2021
	(in thousands)
Noncontrolling interests	$3,125	$5,293

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
The following table presents the collective assets and liabilities of the Company's variable interest entities:

	March 31, 2022	December 31, 2021
	(in thousands)
Assets	$130,946	$123,524
Liabilities	$71,074	$70,165

6.RESTRICTED CASH AND RESTRICTED DEPOSITS

The Company maintains cash, cash equivalents and investments on deposit or pledged primarily to various state agencies in connection with its insurance licensure. The restricted cash and cash equivalents and restricted investments presented below are included in “restricted deposits” in the accompanying consolidated balance sheets.

	March 31, 2022	December 31, 2021
	(in thousands)
Restricted cash and cash equivalents	$21,360	$21,562
Restricted investments	5,838	6,523
Restricted Deposits	$27,198	$28,085

7.    INVESTMENTS

The following tables provide summaries of the Company's investments by major security type as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. treasury and agency securities	$860,983	$243	$(6,796)	$854,430
Corporate notes	366,231	5	(5,080)	361,156
Municipalities	37,312	—	(511)	36,801
Certificate of deposit	37,924	—	—	37,924
Commercial paper	21,840	—	—	21,840
Total	$1,324,290	$248	$(12,387)	$1,312,151

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. treasury and agency securities	$895,865	$34	$(1,837)	$894,062
Corporate notes	454,416	2	(1,746)	452,672
Municipalities	50,366	10	(140)	50,236
Certificate of deposit	21,370	—	—	21,370
Commercial paper	13,222	—	—	13,222
Total	$1,435,239	$46	$(3,723)	$1,431,562

The following table summarizes those available-for-sale investments that have been in a continuous loss position for less than 12 months at March 31, 2022 and December 31, 2021.

	March 31, 2022
	Number of Securities	Fair Value	Gross Unrealized Losses
		(in thousands)
U.S. treasury and agency securities	98	$631,329	$(6,796)
Corporate notes	393	357,359	(5,078)
Municipalities	102	$36,801	(511)
Total	593	$1,025,489	$(12,385)

	December 31, 2021
	Number of Securities	Fair Value	Gross Unrealized Losses
		(in thousands)
U.S. treasury and agency securities	108	$894,060	$(1,837)
Corporate notes	357	452,672	(1,746)
Municipalities	108	50,236	(140)
Total	573	$1,396,968	$(3,723)

The available-for-sale securities that have been in a continuous unrealized loss position for longer than twelve months as of March 31, 2022 and December 31, 2021 are immaterial.
The contractual maturities of available-for-sale securities as of March 31, 2022 are as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$816,712	$810,002
Due after one year through five years	507,578	502,149
Total	$1,324,290	$1,312,151

Actual maturities of these securities could differ from their contractual maturities used in the table above because issuers may have the right to call or prepay obligations, with or without penalties.

Net investment income was attributable to the following:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Interest income	$697	$1,345
Investment discount amortization net of premium accretion	(1,919)	(1,074)
Net realized gain (loss)	(581)	113
Total	$(1,803)	$384

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

8.    FAIR VALUE
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

The following tables summarize fair value measurements by level for assets and liabilities measured at fair value on a recurring basis:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$26,219	$22,476	$—	$48,695
Investments
U.S. treasury and agency securities	$56,448	$797,982	$—	$854,430
Corporate notes	—	361,156	—	361,156
Municipalities	—	21,840	—	21,840
Certificates of deposit	—	37,924	—	37,924
Commercial paper	—	36,801	—	36,801
Restricted investments
U.S. treasury securities	$—	$5,838		$5,838
Total Assets	$82,667	$1,284,017	$—	$1,366,684

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets	(in thousands)
Cash Equivalents	$45,265	$1,001	$—	$46,266
Investments
U.S. treasury and agency securities	$—	$894,062	$—	$894,062
Corporate notes	—	452,672	—	452,672
Municipalities	—	50,236	—	50,236
Certificates of deposit	—	21,370	—	21,370
Commercial paper	—	13,222	—	13,222
Restricted Investments
U.S. treasury securities	$—	$6,523	$—	$6,523
Total Assets	$45,265	$1,439,086	$—	$1,484,351

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
The following table provides a rollforward of the Company’s beginning and ending benefits payable and claims adjustment expenses ("CAE") payable balances for the three months ended March 31, 2022 and 2021:

	As of March 31, 2022
	Benefits Payable	Unallocated Claims Adjustment Expense	Total
	(in thousands)
Benefits payable, beginning of the period	$513,582	$9,101	$522,683
Less: Reinsurance recoverable	159,180	—	159,180
Benefits payable, beginning of the period, net	$354,402	$9,101	$363,503

Claims incurred and CAE
Current year	$751,347	$42,018	$793,365
Prior years	(16,781)	—	(16,781)
Total claims incurred and CAE, net	$734,566	$42,018	$776,584

Claims paid and CAE
Current year	$426,168	$28,517	$454,685
Prior years	141,107	9,101	150,208
Total claims and CAE paid, net	$567,275	$37,618	$604,893

Benefits and CAE payable, end of period, net	$521,693	$13,501	$535,194
Add: Reinsurance recoverable	239,636	—	239,636
Benefits and CAE payable, end of period	$761,329	$13,501	$774,830

	As of March 31, 2021
	Benefits Payable	Unallocated Claims Adjustment Expense	Total
	(in thousands)
Benefits payable, beginning of the period	$311,914	$5,509	$317,424
Less: Reinsurance recoverable	132,658	—	132,658
Benefits payable, beginning of the period, net	$179,256	$5,509	$184,766

Claims incurred and CAE
Current year	$273,203	$16,262	$289,465
Prior years	(5,155)	—	(5,155)
Total claims incurred and CAE, net	$268,048	$16,262	$284,310

Claims paid and CAE
Current year	$167,112	$9,943	$177,055
Prior years	2,219	5,509	7,728
Total claims and CAE paid, net	$169,331	$15,452	$184,783

Benefits and CAE payable, end of period, net	$277,974	$6,319	$284,293
Add: Reinsurance recoverable	80,092	—	80,092
Benefits and CAE payable, end of period	$358,066	$6,319	$364,385

Amounts incurred related to prior periods vary from previously estimated liabilities as more claim information becomes available and claims are ultimately settled. Negative amounts reported for incurred related to prior years result from claims being ultimately settled for amounts less than originally estimated (favorable development).

10.    LONG-TERM DEBT
Convertible Senior Notes
In February 2022, the Company issued $305.0 million in aggregate principal amount of convertible senior notes due 2031 (the “2031 Notes”) in a private placement. The 2031 Notes bear interest at a rate of 7.25% per annum, payable in cash, semi-annually in arrears on June 30 and December 31 of each year, commencing on June 30, 2022. The 2031 Notes will mature on December 31, 2031, subject to earlier repurchase, redemption or conversion.
The 2031 Notes are our senior, unsecured obligations and are (i) equal in right of payment with the Company's existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company's existing and future indebtedness that is expressly subordinated to the 2031 Notes; (iii) effectively subordinated to the Company's existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of our subsidiaries.
The 2031 Notes are convertible into the Company's Class A common stock at initial conversion rates of 120.1721 per $1,000 principal amount (equivalent to an initial conversion price of approximately $8.32 per share of Class A common stock), subject to customary adjustments upon the occurrence of certain events. In addition, upon the occurrence of a make-whole fundamental change, as defined in the Indenture governing the 2031 Notes (the "Indenture"), the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its 2031 Notes in connection with such make-whole fundamental change. Upon conversion, the 2031 Notes will be settled, at the Company's election, in shares of Class A common stock, cash, or a combination of cash and shares of Class A common stock, subject to certain exceptions.

Upon the occurrence of a fundamental change as defined in the Indenture, holders of the 2031 Notes have the right to require the Company to repurchase all or some of their 2031 Notes for cash, subject to certain conditions. The repurchase price will be equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. Additionally, the initial purchasers of the 2031 Notes have the right to require the Company to repurchase all of their Notes for cash, on each of June 30, 2027, June 30, 2028, June 30, 2029 and June 30, 2030, subject to certain notice requirements.
The Company may not redeem the 2031 Notes prior to December 31, 2026. The Company may redeem all, but not less than all, of the 2031 Notes, at the Company's option, on or after December 31, 2026 and on or before the 35th scheduled trading day immediately preceding the maturity date, for a cash purchase price equal to the redemption price, but only if the last reported sale price per share of Class A common stock exceeds 200% of the conversion price on each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the trading day immediately before the date on which the Company sends the redemption notice for such redemption. The redemption price will be a cash amount equal to the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
The 2031 Notes include customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), as well as customary covenants for convertible notes of this type, including restrictions on our ability to refinance the Company's indebtedness and incur additional indebtedness.
As of March 31, 2022, the net carrying amount of the 2031 Notes was $297.4 million, with unamortized debt discount and issuance costs of $7.6 million. The Company classified the fair value of the 2031 Notes as a level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2031 Notes and the Company's cost of debt. The estimated fair value of the 2031 Notes as of March 31, 2022 was $422.6 million. For the three months ended March 31, 2022, the total interest expense was $3.8 million, which consisted of coupon interest expense of $3.7 million and the amortization of debt discount and issuance costs of $0.1 million, indicating an effective interest rate of 7.61% over the term of the 2031 Notes.
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
Under the terms of the Revolving Credit Facility, borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, either (a) a rate per annum equal to an adjusted London Inter-bank Offered Rate (“LIBOR”), plus an applicable margin of 4.50% (“Adjusted LIBOR”), is calculated based on one-, three- or six-month LIBOR, or such other period as agreed by all relevant Lenders, which is determined by reference to ICE Benchmark Administration Limited, but not less than 1.00%), or (b) a rate per annum equal to the Alternate Base Rate, as defined in the Revolving Credit Facility, plus the applicable margin of 3.50% (the Alternate Base Rate is equal to the highest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, and (iii) the Adjusted LIBOR based on a one-month interest period, plus 1.00%). The Revolving Credit Facility also includes a commitment fee of 0.50% for available but undrawn amounts and other administrative fees that are payable quarterly. It also includes LIBOR replacement provisions in the event LIBOR becomes unavailable during the term of this facility. The Revolving Credit Facility is available until February 2024, provided the Company is in compliance with all covenants. Financial covenant requirements include maintaining minimum thresholds related to direct policy premiums and liquidity and a maximum combined ratio.
As of March 31, 2022, there were no outstanding borrowings under the Revolving Credit Facility.

Long-Term Debt
On October 30, 2020, the Company entered into a credit agreement with HPS Investment Partners, LLC (“HPSIP”) whereby HPSIP agreed to provide a $150.0 million first lien term loan (“Term Loan”). The Term Loan had a variable interest rate equal to LIBOR plus 11.75%, per annum, which equated to 12.75% per annum during the period, and a maturity date of October 30, 2024, subject to certain conditions.
In March 2021, the Company used proceeds from its recently completed initial public offering (the “IPO”) to repay the outstanding balance of $153.2 million on its Term Loan, which included $3.2 million of paid-in-kind interest. A loss on debt extinguishment of $20.2 million was recognized, which consisted of $13.0 million in prepayment penalties and $7.2 million in unamortized debt discount and debt issuance costs.

11.EARNINGS (LOSS) PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to Oscar Health, Inc	$(75,152)	$(88,881)

Denominator:
Weighted average shares of common stock outstanding, basic and diluted	210,547,696	88,865,726

Net loss per share attributable to Oscar Health, Inc., basic and diluted	$(0.36)	$(1.00)
In periods when the Company is in a net loss position, potentially dilutive securities are excluded from the computation of diluted earnings per share because their inclusion would have an anti-dilutive effect. Thus, basic net loss per share is the same as diluted net loss per share.
The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share attributable to Oscar Health, Inc. because including them would have had an anti-dilutive effect:

	Three Months Ended
	March 31, 2022	March 31, 2021
Stock options to purchase common stock	32,819,597	37,654,681
Restricted stock units	18,732,730	2,463,857
Performance-based restricted stock units	7,191,364	6,344,779
Shares underlying convertible notes (Note 10)	36,652,491	—
Total	95,396,182	46,463,317
12.RELATED PARTY TRANSACTIONS
In February 2022, the Company issued the 2031 Notes to funds affiliated with or advised by Dragoneer Investment Group, LLC, Thrive Capital, LionTree Investment Management, LLC and Tenere Capital LLC (collectively, the “Purchasers”). In addition, pursuant to the Investment Agreement entered into with the Purchasers, the Company agreed to amend its Investor Rights Agreement to provide that the Notes and shares of Class A common stock issued or issuable upon conversion of any Notes held by entities affiliated with Thrive Capital will be subject to the registration rights contained in the Investor Rights Agreement. On May 3, 2022, the Company amended the Investor Rights Agreement with Thrive and the other investors party thereto. See Note 10 - Long-Term Debt for additional information. Joshua Kushner, a member of the Company's Board of Directors and Vice Chairman of the Company, is the Managing Director of Thrive Capital. Thrive Capital, through affiliated entities, is a beneficial holder of more than 5% of the Company's capital stock.

13.COMMITMENTS AND CONTINGENCIES
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

Overview
Oscar is the first health insurance company built around a full stack technology platform and a relentless focus on serving our members. We offer innovative and consumer-oriented health plans in the Individual, Small Group and Medicare Advantage markets. We have also partnered with Cigna through the Cigna + Oscar (“C+O”) partnership, which unites Oscar’s highly-differentiated member experience with Cigna’s broad provider networks, to exclusively serve the Small Group employer market. Through +Oscar, we leverage our technology platform to sell services to providers and payers to directly enable their shift to value-based care and help our clients drive improved efficiency, growth and superior engagement with their members and patients.

Recent Developments, Trends and Other Factors Impacting Performance
Reinsurance
We believe our reinsurance agreements help us achieve important goals for our business, including risk management, capital efficiency, and greater predictability in our earnings in the event of unexpected significant fluctuations in MLR. Specifically, reinsurance is a financial arrangement under which the reinsurer agrees to cover a portion of our medical claims (ceded claims) in return for a portion of the premium (premiums ceded). Our reinsurance agreements are contracted under two different types of arrangements: quota share reinsurance contracts and excess of loss ("XOL") reinsurance contracts. Reinsurance agreements do not relieve us of our primary medical claims incurred obligations.

Quota Share Reinsurance
We currently use quota share agreements to limit our risk and capital requirements, which has enabled us to grow while optimizing our use of capital. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums. Premiums for quota share reinsurance are based on a percentage of premiums earned before ceded reinsurance. Each quota share reinsurance agreement includes a ceding commission payment from the reinsurer to Oscar to cover administrative costs. To the extent ceded premiums exceed ceded claims and commissions, we typically receive an experience refund. Reinsurance recoveries are recorded as a reduction to claims incurred, net.

Because reinsurers are entitled to a portion of our premiums under our quota share reinsurance arrangements, changes in the amount of premiums ceded under these arrangements affect our revenue. Furthermore, reductions in the amount of premiums ceded under quota share reinsurance arrangements may result in an increase to our minimum capital and surplus requirements, and an increase in corresponding capital contributions by Holdco to our health insurance subsidiaries.

The Company currently has quota share reinsurance arrangements with more than one counterparty with multiple state-level treaties. These arrangements are accounted for under both reinsurance accounting and deposit accounting. For the three months ended March 31, 2022 and 2021, approximately 29% and 43%, respectively, of our premiums were ceded under quota share reinsurance agreements accounted for under reinsurance accounting. For the three months ended March 31, 2022, approximately 19% of our premiums covered under quota share reinsurance arrangements were accounted for under deposit accounting.

XOL Reinsurance
We use ("XOL") reinsurance to limit our exposure to large catastrophic risk from individual claims. Under XOL reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premium payable to the reinsurer is negotiated by the parties based on losses on an individual member in a given calendar year and their assessment of the amount of risk being ceded to the reinsurer. Under our XOL reinsurance contracts, the reinsurer is paid to cover claims related losses over a $750,000 attachment point.

Risk Adjustment
The risk adjustment programs in the Individual, Small Group, and Medicare Advantage markets we serve are administered federally by Centers for Medicare & Medicaid Services (“CMS”) and are designed to mitigate the potential impact of adverse selection and provide stability for health insurers. Under this program, each plan is assigned a risk score based upon demographic information and current year claims information related to its members. The risk score is used to adjust plan revenue to reflect the relative risk of the plan's enrolled population. We reevaluate our risk transfer estimates as new information and market data becomes available until we receive the final reporting from CMS in later periods, up to twelve months in arrears.

Our risk transfer estimates are subject to a high degree of estimation and variability, and are affected by the relative risk of our members, and in the case of ACA, relative to that of other insurers. In the Individual and Small Group lines, there is a higher degree of uncertainty associated with estimates of risk transfers at the beginning of the policy year resulting from composition of the risk score being based on concurrent claim data. Furthermore, there is additional uncertainty for blocks of business that experience high growth compounded by the lack of credible experience data on the newly enrolling population. Actual risk adjustment calculations and transfers could materially differ from our assumptions.

Seasonality
Our business is generally affected by the seasonal patterns of our member enrollment and medical expenses, health plan mix shift and, to a lesser extent, marketing spend in advance of an Open Enrollment Period or Annual Election Period. Direct policy premiums earned are historically highest in the first quarter, primarily due to the annual enrollment cycles and the enrollment of our members. Medical expenses are sensitive to the mix shift of the five “metal” health plan categories offered on the ACA, which differ based on the size of the monthly premium and the level of sharing of medical costs between us and our members. Medical expenses are historically highest towards the second half of the year due to a number of factors discussed below.

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
Claims Incurred
Our medical expenses are impacted by seasonal effects of medical costs such as the utilization of deductibles and out-of-pocket maximums over the course of the policy year, which generally shifts more costs to us in the second half of the year as we pay a higher proportion of claims. Our medical costs can also vary according to the number of days and holidays in a given period. In 2022, due to the mix shift to members with higher-premium/lower-deductible Silver plans, the medical claims pattern has shifted, resulting in steadier medical costs throughout the year rather than increasing medical costs as the year progresses.

Impact of COVID-19
The COVID-19 pandemic, including its effect on the macroeconomic environment, and the response of our local, state, and federal governments to contain and manage the virus, continues to have an impact on our business. In addition, continued COVID-19 care, testing and vaccine administration, and the risk of new COVID-19 variants (which may be more contagious or severe, or less responsive to treatment or vaccines) may also result in increased future medical costs and drive changes in the way members utilize healthcare. Furthermore, the public health emergency extension for COVID-19 expires in July 2022 with Medicaid redeterminations expected to begin in August 2022. We will continue to monitor announcements related to the public health emergency and redeterminations and the potential impact on our membership and underwriting margin.

To date, we have experienced and may continue to experience changes in the utilization patterns of our members, as the pandemic continues to affect the United States, and our members continue to change the way they utilize care. We experienced depressed non-COVID-19 related medical costs as a result of the pandemic and as vaccination rates have increased nationally, members began to resume their utilization of healthcare including care that was deferred, resulting in increased medical claims expenses. However, this trend may reverse if vaccination rates stall, COVID-19 variants continue to proliferate, or COVID-19 vaccines are not effective against new strains or become less effective over time. We also experienced, and may continue to experience, increased COVID-19 testing and treatment costs. We monitor external trends closely as these dynamics result in increased uncertainties around our expectations of both COVID-19 and non-COVID-19 related medical costs. We cannot accurately estimate the future net potential impact, positive or negative, to our medical claims expenses at this time.

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

Financial Results Summary

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Premiums before ceded reinsurance	$1,315,064	$610,099
Reinsurance premiums ceded	(359,663)	(241,562)
Premiums earned	$955,401	$368,537
Total revenue	$972,765	$369,388
Total operating expenses	$1,041,294	$433,429
Net loss	$(77,320)	$(88,881)
Key Operating and Non-GAAP Financial Metrics

	As of March 31,
Membership by Offering	2022	2021
Individual and Small Group	1,032,768	535,001
Medicare Advantage	4,607	3,628
Cigna + Oscar (1)	36,220	3,591
Total	1,073,595	542,220
(1) Represents total membership for our co-branded partnership with Cigna.

	Three Months Ended
	March 31, 2022	March 31, 2021
Direct and Assumed Policy Premiums (in thousands)	$1,681,211	$823,225
Medical Loss Ratio	77.4%	74.4%
InsuranceCo Administrative Expense Ratio	19.8%	19.8%
InsuranceCo Combined Ratio	97.2%	94.2%
Adjusted Administrative Expense Ratio	23.8%	26.0%
Adjusted EBITDA(1) (in thousands)	$(37,040)	$(27,768)
(1) Adjusted EBITDA is a non-GAAP measure. See “Adjusted EBITDA” below for a reconciliation to net loss, the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.
Members
Members are defined as any individual covered by a health plan that we offer directly or through a co-branded arrangement. We view the number of members enrolled in our health plans as an important metric to help evaluate and estimate revenue and market share. Additionally, the more members we enroll, the more data we have, which allows us to improve the functionality of our platform.
Membership increased 98% to 1,073,595 as of March 31, 2022, from 542,220 as of March 31, 2021. The increase in membership is driven largely by growth in the Individual market, as well as increases due to serving new C+O members. Our growth also reflects strong retention and growth in core Individual markets during open enrollment, including in Florida, Texas and Georgia, despite having the lowest cost plan in only 8% of our markets.
Direct and Assumed Policy Premiums
Direct Policy Premiums are defined as the premiums collected from our members or from the federal government during the period indicated, before risk adjustment and reinsurance. These premiums include APTC, or premium subsidies, which are available to individuals and families with certain annual incomes. Assumed Policy Premiums are premiums we receive primarily as part of our reinsurance arrangements under our C+O small group plan offering. We believe Direct and Assumed Policy Premiums is an important metric to assess the growth of our individual and small group plan offerings going forward. Management also views Direct and Assumed Policy Premiums as a key operating metric because each of our MLR, InsuranceCo Administrative Expense Ratio, InsuranceCo Combined Ratio and Adjusted Administrative Expense Ratio are calculated on the basis of Direct and Assumed Policy Premiums. Direct and Assumed Policy Premiums increased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, driven primarily by higher membership and mix shift to higher premium Silver plans.

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

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Direct claims incurred before ceded reinsurance (1)	$1,010,035	$457,219
Assumed reinsurance claims	24,242	1,777
Excess of loss ceded claims (2)	(11,433)	(4,736)
State reinsurance (3)	(11,329)	(2,343)
Net claims before ceded quota share reinsurance (A)	$1,011,515	$451,917

Premiums before ceded reinsurance (4)	$1,315,064	$610,099
Excess of loss reinsurance premiums (5)	(8,128)	(2,935)
Net premiums before ceded quota share reinsurance (B)	$1,306,936	$607,164
Medical Loss Ratio (A divided by B)	77.4%	74.4%
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
(4)See Note 3 - Revenue Recognition to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for an explanation of premiums before ceded reinsurance.
(5)Represents excess of loss insurance premiums paid.

MLR increased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was primarily driven by a mix shift towards Silver plans and change in prior period development, which was partially offset by favorable net impact of COVID-19.
InsuranceCo Administrative Expense Ratio
InsuranceCo Administrative Expense Ratio is calculated as set forth in the table below. The ratio reflects the costs associated with running our combined insurance companies. We believe InsuranceCo Administrative Expense Ratio is useful to evaluate our ability to manage our expenses as a percentage of premiums before the impact of quota share reinsurance. Expenses necessary to run the insurance company are included in other insurance costs and federal and state assessments. These expenses include variable expenses paid to vendors and distribution partners, premium taxes and healthcare exchange fees, employee-related compensation, benefits, marketing costs, and other administrative expenses. The impact of the Company’s quota share arrangements is excluded from the numerator and denominator in the calculation below. Below is a calculation of our InsuranceCo Administrative Expense Ratio for the periods indicated.

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Other insurance costs	$165,402	$79,837
Impact of quota share reinsurance (1)	36,479	19,306
Stock-based compensation expense	(13,078)	(9,695)
Federal and state assessment of health insurance subsidiaries	70,211	30,598
Health insurance subsidiary adjusted administrative expenses (A)	$259,014	$120,046

Premiums before quota share reinsurance (2)	$1,315,064	$610,099
Excess of loss reinsurance premiums	(8,128)	(2,935)
Net premiums before quota share reinsurance (B)	$1,306,936	$607,164
Insurance Co Administrative Expense Ratio (A divided by B)	19.8%	19.8%
(1)Includes ceding commissions received from reinsurers, net of the impact of deposit accounting of $(1,832) for the three months ended March 31, 2022.
(2)See Note 3 - Revenue Recognition to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for an explanation of premiums before ceded reinsurance.
The InsuranceCo Administrative Expense Ratio remained flat for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, as higher distribution expenses were offset by operating leverage and variable cost efficiencies.
InsuranceCo Combined Ratio
InsuranceCo Combined Ratio is defined as the sum of MLR and InsuranceCo Administrative Expense Ratio. We believe this ratio best represents the current overall performance of our insurance business for activities that can be compared to peers. The InsuranceCo Combined Ratio increased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was attributable to the same factors that drove our MLR and InsuranceCo Administrative Expense Ratio.

Adjusted Administrative Expense Ratio

The Adjusted Administrative Expense Ratio is an operating ratio that reflects the Company’s total administrative expenses (or “Total Administrative Expenses”), net of non-cash and non-recurring items (as adjusted, “Adjusted Administrative Expenses”), as a percentage of total revenue, including quota share reinsurance premiums ceded and excluding excess of loss reinsurance premiums ceded and non-recurring items (or “Adjusted Total Revenue”). Total Administrative Expenses are calculated as Total Operating Expenses, excluding non-administrative insurance-based expenses and the impact of quota share reinsurance. Adjusted Administrative Expenses are Total Administrative Expenses, net of non-cash and non-recurring expense items. We believe Adjusted Administrative Expenses is a useful measure of our administrative expenses, as it excludes insurance-based expenses, non-cash expenses and non-recurring expenses. We believe Adjusted Administrative Expense Ratio is useful to evaluate our ability to manage our overall administrative expense base. This ratio also provides further clarity into our overall path to profitability. Below is a calculation of our Adjusted Administrative Expense Ratio for the periods indicated.

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Total Operating Expenses	$1,041,294	$433,429
Claims incurred, net	(734,566)	(268,048)
Premium deficiency reserve release	3,205	9,543
Impact of quota share reinsurance (1)	36,479	19,306
Total Administrative Expenses	$346,412	$194,230
Stock-based compensation expense/warrant expense	(27,690)	(31,971)
Depreciation and amortization	(3,799)	(3,403)
Other non-recurring items (2)	—	(898)
Adjusted Administrative Expenses (A)	$314,923	$157,958
Total Revenue	$972,765	$369,388
Reinsurance premiums ceded	359,663	241,562
Excess of loss reinsurance premiums	(8,128)	(2,935)
Adjusted Total Revenue (B)	$1,324,300	$608,015
Adjusted Administrative Expense Ratio (A divided by B)	23.8%	26.0%
(1)Includes ceding commissions received from reinsurers, net of the impact of deposit accounting of $(1,832) for the three months ended March 31, 2022.
(2)Represents approximately $0.9 million of non-recurring expenses incurred in connection with the Company's initial public offering ("IPO") during the three months ended March 31, 2021.

The Adjusted Administrative Expense Ratio improved for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to better operating leverage and scale efficiencies from our full stack technology platform.

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

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Net loss	$(77,320)	$(88,881)
Interest expense	4,221	3,697
Other expenses	3,053	—
Income tax expense	1,517	965
Depreciation and amortization	3,799	3,403
Stock-based compensation/warrant expense(1)	27,690	31,972
Other non-recurring items(2)	—	21,076
Adjusted EBITDA	$(37,040)	$(27,768)
(1)Represents (i) non-cash expenses related to equity-based compensation programs, which vary from period to period depending on various factors including the timing, number, and the valuation of awards, (ii) warrant contract expense, and (iii) changes in the fair value of warrant liabilities.
(2)Represents debt extinguishment costs of $20.2 million incurred on the prepayment of the Company's Term Loan (refer to Note 10 - Long-Term Debt) and approximately $0.9 million of non-recurring expenses incurred in connection with the IPO.

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
Administrative Services Revenue
Administrative services revenue includes income earned from administrative services performed as part of the +Oscar platform.
Investment Income (Loss) and Other Revenue
Investment income and other revenue primarily includes interest earned and gains on our investment portfolio, along with sublease income.

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
Other Insurance Costs
Other insurance costs primarily include distribution costs, wages, benefits, marketing, rent, costs of software and hardware, unallocated claims adjustment expenses, and administrative costs associated with functions that are necessary to support our health insurance business. Such functions include, but are not limited to, member concierge services, claims processing, utilization management, and related health plan operations, actuarial, compliance and portions of information systems, legal and finance. This line item also includes ceding commissions we receive from our reinsurance partners, net of the impact of deposit accounting.
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
Income Tax Provision
Income tax provision consists primarily of changes to our current and deferred federal and state tax assets and liabilities. Income taxes are recorded as deferred tax assets and deferred tax liabilities based on differences between the book and tax bases of assets and liabilities. Our deferred tax assets and liabilities are calculated by applying the current tax rates and laws to taxable years in which such differences are expected to reverse.

Results of Operations

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Revenue
Premiums before ceded reinsurance	$1,315,064	$610,099	$704,965	116%
Reinsurance premiums ceded	(359,663)	(241,562)	(118,101)	49%
Premiums earned	955,401	368,537	586,864	159%
Administrative services revenue	18,493	341	18,152	*NM
Investment income (loss) and other revenue	(1,129)	510	(1,639)	(321)%
Total revenue	972,765	369,388	603,377	163%
Operating Expenses
Claims incurred, net	734,566	268,048	466,518	174%
Other insurance costs	165,402	79,837	85,565	107%
General and administrative expenses	74,664	64,572	10,092	16%
Federal and state assessments	69,867	30,515	39,352	129%
Premium deficiency reserve release	(3,205)	(9,543)	6,338	(66)%
Total operating expenses	1,041,294	433,429	607,865	140%
Loss from operations	(68,529)	(64,041)	(4,488)	7%
Interest expense	4,221	3,697	524	14%
Other expenses	3,053	—	3,053	*NM
Loss on extinguishment of debt	—	20,178	(20,178)	*NM
Loss before income taxes	(75,803)	(87,916)	12,113	(14)%
Income tax provision	1,517	965	552	57%
Net loss	$(77,320)	$(88,881)	$11,561	(13)%
*NM - not meaningful

Premiums Before Ceded Reinsurance
Premiums before ceded reinsurance increased $705.0 million, or 116%, to $1.3 billion for the three months ended March 31, 2022, from $610.1 million for the three months ended March 31, 2021, which was primarily due to higher membership driven largely by growth in the Individual line of business, as well as increases due to serving new C+O members. Oscar’s growth also reflects strong retention and growth in core markets during open enrollment, including in Florida, Texas and Georgia, despite having the lowest cost plan in only 5% of its markets.

Reinsurance Premiums Ceded
Reinsurance premiums ceded increased $118.1 million, or 49%, to $359.7 million for the three months ended March 31, 2022, from $241.6 million for the three months ended March 31, 2021. The increase is driven by the growth in premiums before ceded reinsurance discussed above.

Administrative Services Revenue
Administrative services revenue increased $18.2 million to $18.5 million for the three months ended March 31, 2022, from $0.3 million for the three months ended March 31, 2021. This increase was driven by the launch of our newest +Oscar client, in January 2022, Health First Health Plans, which is utilizing our technology and services to support their Individual and Medicare Advantage members.

Investment Income (Loss) and Other Revenue
Other revenue decreased to $1.1 million loss for the three months ended March 31, 2022, from $0.5 million income for the three months ended March 31, 2021, primarily due to changes in market condition and interest rates.

Claims Incurred, Net
Claims incurred, net, increased $466.5 million, or 174%, to $734.6 million for the three months ended March 31, 2022, from $268.0 million for the three months ended March 31, 2021. The increase was primarily volume-driven due to the growth in membership, as well as lower utilization in 2021 due to the COVID-19 pandemic, partially offset by favorable prior period development.

Other Insurance Costs
Other insurance costs increased $85.6 million, or 107%, to $165.4 million for the three months ended March 31, 2022, from $79.8 million for the three months March 31, 2021. The increase was primarily attributable to higher broker commissions and user exchange fees, which were driven by the increase in membership.

General and Administrative Expenses
General and administrative expenses increased $10.1 million, or 16%, to $74.7 million for the three months ended March 31, 2022, from $64.6 million for the three months ended March 31, 2021. The increase was primarily attributable to higher employee-related costs.

Federal and State Assessments
Federal and state assessments increased $39.4 million, or 129%, to $69.9 million for the three months ended March 31, 2022, from $30.5 million for the three months ended March 31, 2021, which was primarily due to higher user exchange fees and premium taxes as a result of membership growth.

Premium Deficiency Reserve Release
Premium deficiency reserve release decreased $6.3 million for the three months ended March 31, 2022, from $9.5 million for the three months ended March 31, 2021, due to the lower premium deficiency reserve established at the end of 2021 as compared to the reserve established at the end of 2020.

Income Tax Provision
Our effective tax rate for the three months ended March 31, 2022 and March 31, 2021 was approximately (2.00)% and (1.12)%, respectively.

Liquidity and Capital Resources
Overview

We maintain liquidity at two levels of our corporate structure, through our health insurance subsidiaries and through Holdco, our consolidated subsidiaries excluding our regulated insurance subsidiaries.
The majority of the assets held by our health insurance subsidiaries is in the form of cash and cash equivalents and investments. As of March 31, 2022 and December 31, 2021, total cash and cash equivalents and investments held by our health insurance subsidiaries was $2.7 billion and $1.8 billion, respectively, of which $17.5 million and $17.0 million, respectively, was on deposit with regulators as required for statutory licensing purposes and are classified as restricted deposits on the balance sheet.
Our health insurance subsidiaries’ states of domicile have statutory minimum capital requirements that are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The combined statutory capital and surplus of our health insurance subsidiaries was $688.7 million and $474.8 million at March 31, 2022 and December 31, 2021, respectively, which was in compliance with and in excess of the minimum capital requirements for each period. The health insurance subsidiaries historically have required capital contributions from Holdco to maintain minimum levels. The health insurance subsidiaries may be subject to additional capital and surplus requirements in the future, which may require us to incur additional indebtedness, sell capital stock, or access other sources of funding in order to fund such requirements. Any such funding may not be available on favorable terms, or at all. Our health insurance subsidiaries also utilize quota share reinsurance arrangements to reduce our minimum capital and surplus requirements, which enables us to efficiently deploy capital to fund our growth. During the three months ended March 31, 2022 and the year ended December 31, 2021, Holdco made $216.0 million and $540.9 million of capital contributions, respectively, to the health insurance subsidiaries. We estimate that had we not had any quota share reinsurance arrangements in place, the insurance subsidiaries would have been required to hold approximately $450.7 million and $147.9 million of additional capital as of March 31, 2022 and December 31, 2021, respectively, which Holdco would have been required to fund. The actual amount of any required capital contributions to our insurance subsidiaries may differ at any given time depending on each insurance subsidiary’s capital adequacy. For additional information on our capital contributions, see Part I, Item 1A “Risk Factors—Risks Related to Our Business—If state regulators do not approve payments of dividends and distributions by our subsidiaries to us, we may not have sufficient funds to implement our business strategy,” in our Annual Report on Form 10-K
The majority of the assets held by Holdco are in the form of cash and cash equivalents and investments. As of March 31, 2022 and December 31, 2021, total cash and cash equivalents and investments held by Holdco was $735.3 million and $738.6 million, respectively, of which $9.7 million and $11.0 million was restricted for 2022 and 2021, respectively. We believe the cash, and cash equivalents and investments held by Holdco, not including restricted cash, will be sufficient to fund our operating requirements for at least the next twelve months.
Our cash flows used in operations may differ substantially from our net loss due to non-cash charges or due to changes in balance sheet accounts. The timing of our cash flows from operating activities can also vary among periods due to the timing of payments made or received. Some of our payments and receipts, including risk adjustment and subsequent reinsurance receipts, can be significant. For example, in 2022, we expect to make a payment through our health insurance subsidiaries of greater than $700 million into the risk adjustment program for the 2021 policy year. Therefore, their timing can influence cash flows from operating activities in any given period which would have a negative impact on our operating cash flows.
Convertible Senior Notes
On January 27, 2022, we entered into an investment agreement (the “Investment Agreement”) pursuant to which we agreed to issue and sell $305.0 million in aggregate principal amount of 7.25% convertible senior notes due 2031 (the “2031 Notes”) in a private placement to funds affiliated with or advised by Dragoneer Investment Group, LLC, Thrive Capital, LionTree Investment Management, LLC and Tenere Capital LLC . The transaction contemplated by the Investment Agreement closed on February 3, 2022 (the “Closing Date”). In connection with the issuance of the 2031 Notes, on February 3, 2022, we entered into an Indenture between us and U.S. Bank National Association, as trustee. The 2031 Notes bear interest at a rate of 7.25% per annum, payable in cash, semi-annually in arrears on June 30 and December 31 of each year, commencing on June 30, 2022. See Note 10 - Long-Term Debt for additional information.
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
As of March 31, 2022, there were no outstanding borrowings under the Revolving Credit Facility.
Term Loan Facility
On October 30, 2020, we entered into the term loan credit agreement with HPS Investment Partners, LLC, as administrative agent, and certain other lenders for the term loan facility(“Term Loan Facility”) in the aggregate principal amount of $150 million. In connection with the IPO, we repaid in full outstanding borrowings, including fees and expenses, under our Term Loan Facility, including a prepayment premium equal to 6.50% of the principal amount of the Term Loan Facility plus accrued and unpaid interest through the six-month anniversary of the closing date of the Term Loan Facility. For additional information regarding the Term Loan Facility, see Note 10 - Long-Term Debt of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Interest Rate, Commitment Fees
The interest rate applicable to borrowings under our Revolving Credit Facility is determined as follows, at our option: (a) a rate per annum equal to an adjusted London Inter-bank Offered Rate (“LIBOR”) plus an applicable margin of 4.50% (“Adjusted LIBOR”), is calculated based on one-, three- or six-month LIBOR, or such other period as agreed by all relevant Lenders, which is determined by reference to ICE Benchmark Administration Limited, but not less than 1.00%), or (b) a rate per annum equal to the Alternate Base Rate plus the applicable margin of 3.50% (the Alternate Base Rate is equal to the highest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, and (iii) the Adjusted LIBOR based on a one-month interest period, plus 1.00%). A commitment fee of 0.50% per annum is payable under our Revolving Credit Facility on the actual daily unused portions of the Revolving Credit Facility. The Revolving Credit Facility also contains LIBOR replacement provisions in the event LIBOR becomes unavailable during the term of this facility.

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

Our restricted investments are invested principally in cash and cash equivalents and U.S. treasury securities; we have the ability to hold such restricted investments until maturity. The Company maintains cash and cash equivalents and investments on deposit or pledged to various state agencies as a condition for licensure. We classify our restricted deposits as long-term given the requirement to maintain such assets on deposit with regulators.

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

The following table shows summary cash flows information for the periods indicated:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Net cash provided by operating activities	$562,849	$317,691	$245,158
Net cash provided by (used in) investing activities	102,811	(34,280)	137,091
Net cash provided by financing activities	298,775	1,211,550	(912,775)
Net increase in cash and cash equivalents and restricted cash equivalents	$964,435	$1,494,961	$(530,526)

Operating Activities
Net cash provided by operating activities increased $245.2 million to $562.8 million for the three months ended March 31, 2022, compared to $317.7 million provided by operating activities for the three months ended March 31, 2021, primarily due to membership growth, which resulted in increased premiums and accounts receivable and reinsurance recoverable under our quota share reinsurance program. Our risk adjustment transfer payable also increased as a result of membership growth and the health status of our members, who continue to have lower than average risk scores compared to the health status of other participants in ACA plans.

Investing Activities
Net cash provided by investing activities increased to $102.8 million for the three months ended March 31, 2022, compared to $34.3 million net cash used in investing activities for the three months ended March 31, 2021, an increase of $137.1 million. The increase was primarily due to the sale and maturity of securities within our investment portfolio.

Financing Activities
Net cash provided by financing activities decreased $912.8 million to $298.8 million for the three months ended March 31, 2022, compared to $1.2 billion for the three months ended March 31, 2021. The decrease was primarily due to net proceeds received from the sale of common stock during our IPO in March 2021, slightly offset by net proceeds received from the issuance of convertible notes in February 2022.

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
Interest rate risk
We are subject to interest rate risk in connection with the fair value of our investment portfolio, which consists of U.S. Treasury and agency securities, corporate notes, certificates of deposit, commercial paper and municipalities. Our primary market risk exposure is changes to prime rate-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. Assuming a hypothetical and immediate 1% increase in interest rates at March 31, 2022, the fair value of our investments would decrease by approximately $8.5 million. Any declines in interest rates over time would reduce our investment income.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act".. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in internal control over financial reporting that was disclosed in Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K and discussed below.

Management's Plan to Remediate the Material Weaknesses
In connection with our audit of consolidated financial statements for the year ended December 31, 2021, we identified certain control deficiencies in the design and operation of our internal control over financial reporting that constituted a material weakness. We did not design and maintain effective controls over certain information technology ("IT") general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain (i) program change management controls for certain financial systems to ensure that IT program and data changes affecting certain IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (ii) user access controls that adequately restrict user and privileged access to certain financial applications, programs and data to appropriate company personnel, and (iii) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

In order to address the material weaknesses in internal control over IT general controls, management has developed enhanced policies, procedures and related internal controls to ensure business processes achieve the intended control objectives and provide for greater clarity, scalability and sustainability.

In addition, management’s planned actions to remediate the material weaknesses include implementing the enhanced policies, procedures and related internal controls, automating components of our change management and logical access processes, enhancing privileged access logging and monitoring reviews, and strengthening testing and approval controls for program development and change management to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately.

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

Changes in Internal Control over Financial Reporting

We continue to update our design of internal controls to remediate the aforementioned material weakness and enhance our internal control environment. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
The information required under this Part II, Item 1 is set forth in Note 13 - Commitments and Contingencies to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Although it is not possible to accurately predict or determine the eventual outcomes of these items, we believe that there are no pending legal proceedings that, individually or in the aggregate, would have a material effect on our business, financial condition or operating results.

Item 1A. Risk Factors
Our business involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q, including our unaudited condensed financial statements and related notes, as well as our other filings with the SEC. The occurrence of any of the events described below could harm our business, operating results, financial condition, liquidity, or prospects, and could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements. In any such event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business.

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
•we are unable to maintain licenses and approvals, or there are material modifications or restrictions on our ability, to offer insurance in our current markets or to participate on Health Insurance Marketplaces, obtain licenses and approvals to offer insurance in new markets, or to otherwise expand our plan offerings in an economically sustainable manner;
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

We may from time to time expand our membership by entering into new markets and introducing new health plans in the markets in which we currently operate. As our business grows, we may incur significant expenses prior to commencement of operations and the receipt of revenue in new markets or from new plans, including significant time and expense in obtaining the regulatory approvals and licenses necessary to grow our operations. For example, in order to obtain a certificate of authority to market and sell insurance in most jurisdictions, we must establish a provider network and demonstrate our ability to perform or delegate utilization management and other administrative functions, and we may be unable to complete these operational steps in a timely manner or at all. Even if we are successful in obtaining a certificate of authority, regulators may not approve our proposed benefit designs, provider networks, or premium levels, or may require us to change them or otherwise operate in ways that harm our profitability.

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

We have not been profitable since our inception in 2012 and had an accumulated deficit of $2.0 billion and $2.1 billion as of December 31, 2021 and March 31, 2022 respectively. We incurred net losses of $571.4 million and $77.3 million in the years ended December 31, 2021 and the three months ended March 31, 2022, respectively. We expect to make significant investments to further market, develop, and expand our business, including by hiring additional personnel, continuing to develop our full stack technology platform, member engagement engine and operations, acquiring more members, maintaining existing members and investing in partnerships, collaborations and acquisitions, including through our +Oscar platform. The commissions we offer to brokers could also increase significantly as we compete to attract new members. As a public company, we also incur significant legal, accounting, compliance, and other expenses that we did not incur as a private company. We expect to continue to make such investments to grow our business. Despite these investments, we may not succeed in increasing our revenue or managing our costs on the timeline that we expect or in amounts sufficient to reduce our net loss and ultimately become profitable. Moreover, if our revenue declines, we may not be able to reduce costs in a timely manner because many of our costs are fixed, at least in the short-term. If we are unable to manage our costs effectively, this may limit our ability to optimize our business model, acquire new members, enter into +Oscar platform arrangements and grow our revenues. Accordingly, despite our best efforts to do so, we may not achieve or maintain profitability, and we may continue to incur significant losses in the future.

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
•increases in the costs of healthcare facilities and services, medical devices and pharmaceuticals, including as a result of macroeconomic inflationary effects;
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
•the introduction and adoption of new or costly medical technologies and pharmaceuticals; and

•provider fraud.

The public health emergency (“PHE”) extension for COVID-19 expires in July 2022, with Medicaid redeterminations expected to begin in August 2022. It is possible, however, that the PHE could be further extended, which would further delay Medicaid redetermination implementation. Once the PHE extension ends and Medicaid redetermination begins, we expect there could be an increase to our membership as well as increased pressure on our underwriting margin.

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

We also incur substantial administrative costs, particularly distribution costs and the costs of hiring and retaining personnel. External factors, including general economic conditions such as inflation and unemployment levels, are generally beyond our control and could further reduce our ability to accurately estimate and effectively control our administrative expenses. Furthermore, regulatory changes or developments may require us to change our existing practices with respect to broker commissions and could potentially result in a substantial increase in related costs or limit our ability to manage those costs in the future. Any such increase could cause our actual results to differ, potentially materially, from our prior expectations. As a result of our market expansion, expansion of our plan offerings and growth of our membership, our anticipated medical expenses and administrative costs are subject to additional uncertainty.

From time to time in the past, our actual results have varied from those expected, particularly in times of significant changes in the number of our members. If it is determined that our estimates are significantly different than actual results, our results of operations and financial position could be adversely affected.

Any potential repeal of, changes to, or judicial challenges to the ACA and its regulations, could materially and adversely affect our business, results of operations, and financial condition.

For the years ended December 31, 2021 and 2020, approximately 98%, and 95%, respectively, of our revenue was derived from sales of health plans subject to regulation under the ACA, primarily comprised of policies directly purchased by individuals and families and secondarily comprised of policies purchased by small employers and provided to their employees as a benefit. Consequently, changes to, or repeal of, portions or the entirety of the ACA and its regulations, as well as judicial interpretations in response to legal and other constitutional challenges, could materially and adversely affect our business and financial position, results of operations, or cash flows. Even if the ACA is not amended or repealed, elected and appointed officials could continue to propose changes impacting the ACA, which could materially and adversely affect our business, results of operations, and financial condition.

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

The ACA implemented certain requirements for insurers, including changes to Medicare Advantage payments and a minimum MLR provision that requires insurers to pay rebates to consumers when insurers do not meet or exceed specified annual MLR thresholds. The ACA also established anti-discrimination protections on the basis of race, color, national origin, sex, age, and disability, which may impact the manner in which health insurers receiving any form of federal financial assistance design and implement their benefit packages. Further, the ACA imposes significant fees, assessments, and taxes on us and other health insurers, plans and other industry participants. Additionally, there are numerous steps federal and state regulators require for continued implementation of the ACA including the annual federal updates to implementing market regulations via the Notice of Benefit and Payment Parameters. If we fail to effectively implement or appropriately adjust our operational and strategic initiatives with respect to the implementation of health care reform, or do not do so as effectively as our competitors, our results of operations may be materially and adversely affected.

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
•increase our sales, marketing, and administrative costs, including costs attributable to broker commissions;
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

As part of our normal operations, we collect, receive, use, maintain, handle, transmit, process, and retain, which collectively in this risk factor we refer to as “Process” or “Processing,” personal, sensitive and other confidential information about individuals. We are subject to various federal and state laws and rules regarding the Processing of confidential information about individuals. These laws and regulations include, among others, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (together “HIPAA”) and the California Consumer Privacy Act of 2018 (“CCPA”).

HIPAA imposes privacy, security and breach notification obligations on “covered entities,” including certain healthcare providers, health plans and healthcare clearinghouses, and their respective “business associates” that Process individually identifiable health information for or on behalf of a covered entity, as well as their covered subcontractors with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HIPAA requires covered entities and business associates to develop and maintain policies and procedures with respect to the protection of, use and disclosure of protected health information (“PHI”), and to implement administrative, physical, and technical safeguards to protect PHI, including PHI Processed in electronic form, and to adhere to certain notification requirements in the event of a breach of unsecured PHI.

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

Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI or following a complaint about privacy practices or an audit by the U.S. Department of Health and Human Services (“HHS”), may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. HIPAA also authorizes state Attorneys General to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

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

Because we receive payments from federal governmental agencies, we are subject to various laws commonly referred to as “fraud, waste, and abuse” laws, including the federal Anti-Kickback Statute, the federal Physician Self-Referral Law, or Stark Law, and the False Claims Act (“FCA”). These laws permit the Department of Justice (“DOJ”), the HHS Office of Inspector General (“OIG”), CMS, and other enforcement authorities to institute a claim, action, investigation, or other proceeding against us for violations and, depending on the facts and circumstances, to seek treble damages, criminal and civil fines, penalties, and assessments. Violations of these laws can also result in exclusion, debarment, temporary or permanent suspension from participation in government healthcare programs, the institution of corporate integrity agreements (“CIAs”), and/or other heightened monitoring of our operations. Liability under such statutes and regulations may arise, among other things, if we knew, or it is determined that we should have known, that information we provided to form the basis for a claim for government payment was false or fraudulent, or that we were out of compliance with program requirements considered material to the government’s payment decision.

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

Almost all of our revenue depends on the direct policy premiums we collect from members or from the federal government on behalf of our members who obtain health care services from a limited number of providers with whom we contract. We generally manage our provider contracts on a state-by-state basis, entering into separate contracts in each state with local affiliates of a particular provider, such that no one local provider contract receives a majority of our allowed medical costs for services rendered to our members. When aggregating the payments we make to each provider through its local affiliates, AdventHealth, HCA Healthcare and Atlantic Coast Healthcare Network (ACHN) accounted for a total of approximately 17%, 10% and 7%, respectively of total allowable medical costs for the quarter ended March 31, 2022, and AdventHealth, HCA Healthcare and ACHN accounted for approximately 18%, 10% and 6%, respectively, of total allowable medical costs for the year ended December 31, 2021. We believe that a majority of our revenue will continue to be derived from direct policy premiums obtained from members who receive services from a concentrated number of providers. These providers may terminate or seek to terminate their contracts with us in the future. The sudden loss of any of our providers or the renegotiation of any of our provider contracts could adversely impact our reputation or the quality of our provider networks, which could result in a loss of a membership that adversely affects our revenue and operating results.

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

The federal government also periodically considers reducing or reallocating the amount of money it spends for Medicare. Medicare remains subject to the automatic spending reductions imposed by the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012. This includes aggregate reductions of Medicare payments to providers and reduced payments to several types of Medicare providers, which will remain in effect through 2030. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) had temporarily suspended sequestration to Medicare from May 1, 2020, through March 31, 2022, and limited Medicare payment reductions to 1% from April 1, 2022, through June 30, 2022. The cuts will scale up to 2% per fiscal year on July 1, 2022 and an additional 4% Medicare reimbursement reduction is slated for 2023. We anticipate these and any future similar initiatives will require government agencies to find funding alternatives, which may result in reductions in funding for programs, contraction of covered benefits, and limited or no premium rate increases, or premium rate decreases.

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

The amount of business ceded under our reinsurance arrangements can vary significantly from year to year. Because reinsurers are entitled to a portion of our premiums under our quota share reinsurance arrangements, changes in the amount of premiums ceded under these arrangements may directly impact our net premium and/or net income estimates. Reductions in the amount of premiums ceded under quota share reinsurance arrangements may result in an increase to our minimum capital and surplus requirements, and an increase in corresponding capital contributions made by Holdco to our health insurance subsidiaries.

If our reinsurers consistently and successfully dispute our obligations to make a claim payment under a given policy, if we cannot renegotiate renewals of our quota share reinsurance arrangements on acceptable terms, if we are unable to enter into reinsurance arrangements with other reinsurers, or if our reinsurance arrangements are not approved by any of our regulators (or if our regulators take a different view, whether prospectively or retroactively, with respect to the capital treatment of our reinsurance agreements), we may need to raise additional capital to comply with applicable regulatory requirements, which could be costly. For example, we estimate that had we not had any quota share reinsurance arrangements in place, the insurance subsidiaries would have been required to hold approximately $450.7 million of additional capital as of March 31, 2022, which Holdco would have been required to fund. If we are not able to comply with our funding requirements, we would have to enter into a corrective action plan or cease operations in jurisdictions where we could not comply with such requirements. Termination of our reinsurance arrangements would also increase our exposure to volatility in medical claims.

While our financial reporting is based on U.S. GAAP, our ability to receive capital reserve credit for a particular state subsidiary for our reinsurance agreements is determined by Statutory Accounting Principles, which are dependent upon state-specific laws and regulations, as interpreted and applied by state insurance regulators. In some states we are required to seek approval in advance of entering into reinsurance agreements; in others we are not, which means that we may learn of regulators’ concerns after the effective date of certain reinsurance agreements. From time to time, we include state-specific provisions in, or subsequently make state-specific amendments to, our reinsurance agreements to reflect capital reserve credit requirements imposed by particular state regulators. The net economic effect of such provisions or amendments may not be commercially favorable, and in some instances we have chosen, and may in the future choose, not to enter into certain types of reinsurance agreements, not to seek statutory reserve credit under certain agreements, or to terminate existing agreements rather than include provisions or make amendments required by a particular state in order to receive statutory reserve credit.

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

From time to time, we may become involved in costly and time-consuming litigation and regulatory audits and actions, which require significant attention from our management.

From time to time, we are a defendant in lawsuits and the subject of regulatory actions, and are subject to audits, reviews, assessments and investigations relating to our business, including, without limitation, claims by members alleging failure to provide coverage or pay for or authorize payment for health care, claims related to non-payment or insufficient payments for services by providers, claims of trademark and other intellectual property infringement, claims alleging bad faith or unfair business practices, claims relating to sales, marketing and other business practices, inquiries regarding our submission of risk adjustment data, enforcement actions by state regulatory bodies alleging non-compliance with state law, financial and market conduct examinations by state regulatory bodies, and claims related to the imposition of new taxes, including, but not limited to, claims that may have retroactive application. Certain of the Company’s health insurance subsidiaries have been or are currently undergoing review by state regulators, including for, among other matters, compliance with applicable laws and regulations and reviews of financial condition. We also may receive subpoenas and other requests for information from various federal and state agencies, regulatory authorities, state Attorneys General, committees, subcommittees, and members of the U.S. Congress and other state, federal, and international governmental authorities. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business and financial position, results of operations, and/or cash flows, and may affect our reputation and brand. In addition, regardless of the outcome of any litigation or regulatory proceedings, investigations, audits, or reviews, responding to such matters is costly and time consuming, and requires significant attention from our management, and could, therefore, harm our business and financial position, results of operations or cash flows. Insurance may not cover such claims, may not provide sufficient payments to cover all of the costs to resolve one or more such claims, and may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely affect our results of operations and cash flows, thereby harming our business.

The regulations and contractual requirements applicable to us and other market participants are complex and subject to change, making it necessary for us to invest significant resources in complying with our regulatory and contractual requirements. Ongoing vigorous legal enforcement and the highly technical regulatory scheme mean that our compliance efforts in this area will continue to require significant resources, and we may not always be successful in ensuring appropriate compliance by our Company, employees, consultants, or vendors, for whose compliance or lack thereof we may be held responsible and liable. Regulatory audits, investigations, and reviews could result in significant or material changes to our business practices, including increased capital requirements, and also could result in significant or material premium refunds, fines, penalties, civil liabilities, criminal liabilities, or other sanctions, including marketing and enrollment sanctions, suspension or exclusion from participation in government programs, imposition of heightened monitoring by our federal or state regulators, and suspension or loss of licensure if we are determined to be in violation of applicable laws or regulations. Any of these audits, reviews, or investigations could have a material adverse effect on our financial position, results of operations, or business, or could result in significant liabilities and negative publicity for our Company.

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

Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks, as well as a result of an increase in work-from-home and hybrid work arrangements due to the COVID-19 pandemic and geopolitical events involving high cyber-risk countries. Hackers and data thieves are increasingly sophisticated and operating large-scale and complex automated attacks. Our information technology systems and safety control systems are subject to a growing number of threats from computer programmers, hackers, and other adversaries that may be able to penetrate our network security and misappropriate our confidential information or that of third parties, create system disruptions, or cause damage, security issues, or shutdowns. They also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our systems or otherwise exploit security vulnerabilities. Because the techniques used to circumvent, gain access to, or sabotage security systems, can be highly sophisticated and change frequently, they often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world. We may be unable to anticipate these techniques or implement adequate preventive measures, resulting in potential data loss and damage to our systems. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures, develop additional protocols and/or investigate and remediate any information security vulnerabilities.

Our systems and facilities are also subject to compromise from internal threats such as improper action by employees, including malicious insiders, or by vendors, counterparties, and other third parties with otherwise legitimate access to our systems. Our policies, employee training (including security awareness training), procedures, and technical safeguards may not prevent all improper access to our network or proprietary or confidential information by employees, vendors, counterparties, or other third parties. Our systems and facilities are also vulnerable to security incidents or security attacks, ransomware attacks, malware, or other forms of cyber-attack, acts of vandalism or theft, misplaced or lost data, human errors, or other similar events that could negatively affect our systems, and our and our members’ data. In the past, we have experienced, and third-party service providers who process information on our behalf have experienced, and disclosed to applicable regulatory authorities, data breaches resulting in disclosure of confidential information or PHI. Although none of these data breaches have resulted in any material financial loss or penalty to date, future data breaches could require us to expend significant resources to remediate any damage, interrupt our operations and damage our reputation, subject us to state or federal agency review and could also result in regulatory enforcement actions, material fines and penalties, litigation or other actions which could have a material adverse effect on our business, reputation and results of operations, financial position, and cash flows. Additionally, our third-party service providers who process information on our behalf may cause security breaches for which we are potentially liable.

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

We may not be able to utilize our net operating loss carryforwards (“NOLs”), to offset future taxable income for U.S. federal income tax purposes, which could adversely affect our cash flows.

As of March 31, 2022, we had federal income tax NOLs of $1.71 billion available to offset our future taxable income, if any, prior to consideration of annual limitations that may be imposed under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) or otherwise. Of our NOLs, approximately $1.06 billion of losses will expire between 2032 and 2042, and $655 million of losses can be carried forward indefinitely.

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

The terms of our senior secured credit agreement with Wells Fargo Bank, National Association as administrative agent, and certain other lenders for the Revolving Credit Facility in the aggregate principal amount of $200 million, may restrict us and our subsidiaries from engaging in specified types of transactions. These covenants, subject to certain limitations and exceptions, restrict our ability, and that of our subsidiaries, to, among other things:

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

Changes in the method pursuant to which LIBOR is determined and the transition to other benchmarks may adversely affect our results of operations.

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

As of December 31, 2021, we had no outstanding indebtedness. Subsequent to December 31, 2021, our indebtedness has increased due to our issuance in February 2022 of the 2031 Notes, in a private placement. We may incur additional indebtedness in the future, including borrowings under the Revolving Credit Facility. Such indebtedness, including borrowings, if any, under the Revolving Credit Facility, could have significant effects on our business, such as:

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2031 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If the assumptions underlying our cash flow projections are incorrect, for example, due to unexpected impacts of the ongoing COVID-19 pandemic, we may not be able to generate sufficient cash flow from our operations to repay our existing or future indebtedness when it becomes due and to meet our other cash needs. If we are unable to generate such cash flow, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. In addition to the restrictions imposed by our Revolving Credit Facility, the Investment Agreement that we entered into in connection with our issuance of the 2031 Notes contains covenants, which, subject to certain conditions, limitations and exceptions, restrict our ability to refinance our indebtedness and incur additional indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in our other indebtedness becoming immediately payable in full. Due to such restrictions or other factors, we may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell our assets, it may negatively affect our business, financial condition and results of operations. In addition, we may be subject to prepayment penalties depending on when we repay our future indebtedness, including any borrowings under the Revolving Credit Facility, which amounts could be material.

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

Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of March 31, 2022, the holders of our outstanding Class B common stock, which consist of Thrive Capital and our Co-Founders, beneficially own 22.6% of our outstanding capital stock and hold 82.9% of the voting power of our outstanding capital stock (assuming the exercise of all options to acquire shares of Class B common stock and the conversion of the 2031 Notes, in each case that are beneficially owned as of March 31, 2022). Thrive Capital and Joshua Kushner (as the sole managing member of the Thrive General Partners), in particular, beneficially own 19.6% of our outstanding capital stock and hold 75.5% of the voting power of our outstanding capital stock as of March 31, 2022. Because of the 20-to-one voting ratio between our Class B common stock and Class A common stock, the holders of Class B common stock, in particular Thrive Capital and Joshua Kushner (as the sole managing member of the Thrive General Partners), collectively control over a majority of the combined voting power of all of our Class A common stock and Class B common stock and therefore will continue to be able to control all matters submitted to our stockholders for approval until a significant portion of such shares of outstanding Class B common stock have been converted to shares of Class A common stock. This concentrated control limits or precludes the ability of our other investors to influence corporate matters for the foreseeable future. For example, Thrive Capital and our Co-Founders have sufficient voting power to determine the outcome with respect to elections of directors, amendments to our certificate of incorporation, amendments to our bylaws that are subject to a stockholder vote, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval for the foreseeable future. In addition, this concentrated control may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. This control may also adversely affect the market price of our Class A common stock.

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

Mr. Schlosser’s Founders Award consists of PSUs that cover 4,229,853 shares of Class A common stock, and Mr. Kushner’s Founders Award consists of PSUs that cover 2,114,926 shares of Class A common stock. Each Founders Award will be eligible to vest based on the achievement of five pre-determined stock price goals ranging from $90.00 to $270.00 per share over a seven-year period following the closing of our IPO. Half of each Founders Award will become earned based on the achievement of such stock price goals (measured as a volume-weighted average stock price over 180 days) at any time between the second and seventh anniversaries of the closing of our IPO. The remaining half of each Founders Award also will become earned based on achieving the same stock price goals, but the period for measuring the achievement of those goals will be scaled between the second and seventh anniversaries of the closing of our IPO. Any PSUs that become earned PSUs will vest on an applicable vesting date between the third and seventh anniversaries of the closing of our IPO. Any PSUs that do not vest prior to or on the seven-year anniversary of the grant date automatically will be terminated without consideration. The PSUs are subject to certain vesting acceleration terms. We will continue to record substantial stock-compensation expense for the Founders Awards. As of March 31, 2022, the amount of unrecognized compensation expense for the PSUs is $67.5 million, which is expected to be recognized over a weighted-average period of 3.59 years.

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

Our amended and restated certificate of incorporation filed in connection with our IPO (the “Amended Charter”) authorizes us to issue one or more series of preferred stock. Our board of directors will have the authority to determine the powers, designations, preferences, and relative, participating, optional or other special rights, and the qualifications, limitations, or restrictions thereof, of the shares of preferred stock and to fix the number of shares constituting any series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend, and other rights superior to the rights of our Class A common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our Class A common stock at a premium to the market price, and may materially and adversely affect the market price and the voting and other rights of the holders of our Class A common stock.

Future sales and issuances of our Class A common stock or rights to purchase our Class A common stock, including pursuant to our equity incentive plans, or other equity securities or securities convertible into our Class A common stock, could result in additional dilution of the percentage ownership of our stockholders and could cause the stock price of our Class A common stock to decline.

We have filed registration statements with the SEC on Form S-8 to register shares of our Class A common stock issued or reserved for issuance under our 2012 Stock Plan, 2021 Incentive Award Plan, 2022 Employment Inducement Incentive Award Plan, and Employee Stock Purchase Plan and expect to file additional registration statements on Form S-8 in the future. Subject to the satisfaction of vesting conditions, shares issued pursuant to or registered under the registration statement on Form S-8 will be available for resale immediately in the public market without restriction. From time to time in the future, we may also issue additional shares of our Class A common stock, Class B common stock or securities convertible into Class A common stock pursuant to a variety of transactions, including acquisitions. The issuance by us of additional shares of our Class A common stock or securities convertible into our Class A common stock would dilute the ownership of our existing stockholders, and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our Class A common stock.

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

Our Amended Charter, amended and restated bylaws filed in connection with our IPO (the "Amended Bylaws"), and Delaware law contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Among others, our Amended Charter and Amended Bylaws include the following provisions:

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

As disclosed in Part II - Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K, we identified material weaknesses in our internal control over financial reporting related to information technology general controls. As a result, we concluded that our disclosure controls and procedures were not effective as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified in Item 9A in our Annual Report on Form 10-K did not result in any misstatement of our financial statements. We have begun implementation of a remediation plan for the material weakness.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 9, 2022, Joel Cutler resigned from the Company’s Board of Directors, effective immediately. In his time with Oscar, Mr. Cutler became deeply invested in the Company’s mission of making healthcare accessible and affordable for all, and is proud to have been part of this important work. His resignation was related to health considerations and not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Item 6. Exhibits

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Oscar Health, Inc.	8-K	001-40154	3.1	3/8/2021
3.2	Amended and Restated Bylaws of Oscar Health Inc.	8-K	001-40154	3.2	3/8/2021
4.1	Specimen Common Stock Certificate of Oscar Health, Inc.	S-1/A	333-252809	4.1	2/22/2021
4.2	Indenture, dated as of February 3, 2022, between Oscar Health, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-40154	4.2	2/4/2022
10.1	Investment Agreement, dated as of January 27, 2022, by and among Oscar Health, Inc. and Oasis FD Holdings, LP., Thrive Capital Partners VII Growth, L.P., Claremount VII Associates, L.P., LionTree Investment Fund, L.P. and Tenere Capital Master Fund, LP.	8-K	001-40154	10.1	1/28/2022
10.2	Credit Agreement, dated as of February 21, 2021, as amended by the First Amendment to Credit Agreement, dated as of February 27, 2022, by and among Oscar Health, Inc., as borrower, the several lenders from time to time parties thereto, and Wells Fargo Bank, National Association, as administrative agent, among others.	8-K	001-40154	10.2	1/28/2022
10.3	Consulting Agreement, dated as of March 7, 2022, by and between Oscar Health, Inc. and Meghan Joyce					*
10.4	Oscar Health, Inc. 2022 Employment Inducement Incentive Award Plan	S-8	333-264205	99.1	4/8/2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (as formatted as					*

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSCAR HEALTH, INC.

Date: May 11, 2022	By:	/s/ Mario Schlosser
Mario Schlosser
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2022	By:	/s/ R. Scott Blackley
R. Scott Blackley
Chief Financial Officer
(Principal Financial Officer)

Date: May 11, 2022	By:	/s/ Victoria Baltrus
Victoria Baltrus
Chief Accounting Officer
(Principal Accounting Officer)