Form 10-Q
period 2022-06-30
Oscar Health, Inc.
filed 2022-08-12
CIK 1568651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of July 29, 2022
Class A Common Stock, par value $0.00001 per share	177,082,053
Class B Common Stock, par value $0.00001 per share	35,115,807

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
•our ability to maintain or enter into new partnerships, service arrangements or collaborations with healthcare industry participants;
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
•“health insurance subsidiary” refers to any subsidiary of Oscar Health, Inc. that has applied for or received a license, certification or authorization to sell health plans by any state Department of Insurance, Department of Financial Services, Department of Health, or comparable regulatory authority. As of June 30, 2022, Oscar Health, Inc. had 15 health insurance subsidiaries.
•“health plans” refers to the health insurance plans that Oscar sells in the Individual and Small Group markets and the Medicare Advantage Plans that Oscar sells in the Medicare Advantage market. The term includes co-branded health plans sold directly by our health insurance subsidiaries and, in the case of the Cigna + Oscar plan sold directly by our partner and partially-reinsured by an Oscar health insurance subsidiary.
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
•“2022 Special Enrollment Periods” refers to a period outside the 2022 Open Enrollment Period when an eligible person was able to enroll in an Individual market health plan or make changes to an existing Individual market health plan, due to the ongoing COVID-19 public health emergency (“PHE”) or the passage of the American Rescue Plan Act of 2021 (the “American Rescue Plan”). In 2022, this included extensions of the Open Enrollment Period in New York for the duration of the PHE, and a Special Enrollment Period in California also tied to the duration of the PHE. A new Special Enrollment Period tied to the American Rescue Plan enhanced subsidies also allows individuals with up to 150% of the federal poverty level (“FPL”) to enroll in on-exchange Individual market plans at any time beginning in March through the end of 2022, unless extended by Congress. Several state-based exchanges have implemented similar low-income Special Enrollment Periods including California, Colorado, New Jersey and Pennsylvania.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Oscar Health, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2022	December 31, 2021
Assets:
Current Assets:
Cash and cash equivalents	$2,362,632	$1,103,995
Short-term investments	909,006	587,086
Premiums and accounts receivable	174,249	138,414
Risk adjustment transfer receivable	54,518	40,659
Reinsurance recoverable	740,204	431,990
Other current assets	19,541	3,782
Total current assets	4,260,150	2,305,926
Property, equipment, and capitalized software, net	50,934	46,611
Long-term investments	314,836	844,476
Restricted deposits	27,179	28,085
Other assets	98,068	96,552
Total assets	$4,751,167	$3,321,650

Liabilities and Stockholders' Equity
Current Liabilities:
Benefits payable	$880,527	$513,582
Risk adjustment transfer payable	1,498,332	794,398
Premium deficiency reserve	21,505	29,246
Unearned premiums	72,691	75,044
Accounts payable and other liabilities	226,274	234,788
Reinsurance payable	430,919	205,231
Total current liabilities	3,130,248	1,852,289
Long-term debt	297,610	—
Other liabilities	74,906	76,839
Total liabilities	3,502,764	1,929,128
Commitments and contingencies (Note 13)
Stockholders' Equity
Preferred stock, $0.00001 par value; 82,500,000 shares authorized, none issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.00001 par value; 825,000,000 shares authorized, 177,036,132 shares issued and outstanding as of June 30, 2022 and 175,212,223 shares issued and outstanding as of December 31, 2021	2	2
Class B common stock, $0.00001 par value; 82,500,000 shares authorized, 35,115,807 shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Treasury stock (314,600 shares as of June 30, 2022 and December 31, 2021)	(2,923)	(2,923)
Additional paid-in capital	3,450,409	3,393,533
Accumulated deficit	(2,187,028)	(1,999,712)
Accumulated other comprehensive income (loss)	(15,221)	(3,671)
Total Oscar Health, Inc. stockholders' equity	1,245,239	1,387,229
Noncontrolling interests	3,164	5,293
Total stockholders' equity	1,248,403	1,392,522
Total liabilities and stockholders' equity	$4,751,167	$3,321,650
See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Premiums before ceded reinsurance	$1,368,477	$723,927	$2,683,541	$1,334,026
Reinsurance premiums ceded	(373,882)	(195,768)	(733,545)	(437,330)
Premiums earned	994,595	528,159	1,949,996	896,696
Administrative services revenue	20,452	353	38,945	694
Investment income and other revenue	2,272	769	1,143	1,279
Total revenue	1,017,319	529,281	1,990,084	898,669

Operating Expenses
Claims incurred, net	808,639	419,879	1,543,205	687,927
Other insurance costs	170,200	94,790	335,602	174,627
General and administrative expenses	80,754	51,166	155,418	115,738
Federal and state assessments	68,749	36,873	138,616	67,388
Premium deficiency reserve release	(4,536)	(921)	(7,741)	(10,464)
Total operating expenses	1,123,806	601,787	2,165,100	1,035,216
Loss from operations	(106,487)	(72,506)	(175,016)	(136,547)
Interest expense	6,141	228	10,362	3,925
Other expenses (income)	(793)	—	2,260	—
Loss on extinguishment of debt	—	—	—	20,178
Loss before income taxes	(111,835)	(72,734)	(187,638)	(160,650)
Income tax provision	290	589	1,807	1,554
Net loss	(112,125)	(73,323)	(189,445)	(162,204)
Less: Net income (loss) attributable to noncontrolling interests	39	—	(2,129)	—
Net loss attributable to Oscar Health, Inc.	$(112,164)	$(73,323)	$(187,316)	$(162,204)

Earnings (Loss) per Share
Net loss per share attributable to Oscar Health, Inc., basic and diluted	$(0.53)	$(0.35)	$(0.89)	$(1.09)
Weighted average common shares outstanding, basic and diluted	211,311,494	207,478,268	210,930,686	148,505,273

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(112,125)	$(73,323)	$(189,445)	$(162,204)
Other comprehensive income (loss), net of tax:
Net unrealized losses on securities available for sale	(3,015)	(644)	(11,550)	(919)
Comprehensive loss	$(115,140)	$(73,967)	$(200,995)	(163,123)

Comprehensive income (loss) attributable to noncontrolling interests	$39	$—	$(2,129)	—
Comprehensive loss attributable to Oscar Health, Inc.	$(115,179)	$(73,967)	$(198,866)	$(163,123)

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Convertible Preferred Stock and Changes in Equity
(in thousands, except share amounts)
(unaudited)

	Class A		Class B
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders' Equity
December 31, 2021	175,212,223	$2	35,115,807	$—	$(2,923)	$3,393,533	$(1,999,712)	$(3,671)	$5,293	$1,392,522
Issuance of common stock from equity incentive plans	596,556	—	—	—	—	560	—	—	—	560
Stock-based compensation expense	—	—	—	—	—	27,690	—	—	—	27,690
Joint venture contributions	—	—	—	—	—	250	—	—	—	250
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	—	(8,535)	—	(8,535)
Net loss	—	—	—	—	—	—	(75,152)	—	(2,168)	(77,320)
March 31, 2022	175,808,779	$2	35,115,807	$—	$(2,923)	$3,422,033	$(2,074,864)	$(12,206)	$3,125	$1,335,167
Issuance of common stock from equity incentive plans	1,227,353	—	—	—	—	364	—	—	—	364
Stock-based compensation expense	—	—	—	—	—	26,991	—	—	—	26,991
Joint venture contributions	—	—	—	—	—	1,021	—	—	—	1,021
Unrealized gains (losses) on investments, net	—	—	—	—	—		—	(3,015)	—	(3,015)
Net loss	—	—	—	—	—	—	(112,164)	—	39	(112,125)
June 30, 2022	177,036,132	$2	35,115,807	$—	$(2,923)	$3,450,409	$(2,187,028)	$(15,221)	$3,164	$1,248,403

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (continued)
(in thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock (Series A/Series B)		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
December 31, 2020	400,904,302	$1,744,911	31,409,202	$2	—	$—	—	$—	$(2,923)	$133,255	$(1,427,106)	$879	$(1,295,893)
Conversion of pre-IPO shares to Class A and Class B common stock	(400,904,302)	(1,744,911)	(31,409,202)	(2)	130,280,651	1	35,115,807	—	—	1,744,911	—	—	1,744,910
Issuance of common stock upon IPO, net of underwriting discount	—	—	—	—	36,391,946	1	—	—	—	1,338,874	—	—	1,338,875
Issuance of common stock upon exercise of warrants and call options	—	—	—	—	1,115,973	—	—	—	—	37,071	—	—	37,071
Issuance of common stock from equity incentive plans	—	—	—	—	4,272,060	—	—	—	—	29,805	—	—	29,805
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	19,115	—	—	19,115
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	—	—	—	—	—	(275)	(275)
Net loss	—	—	—	—	—	—	—	—	—	—	(88,881)	—	(88,881)
March 31, 2021	—	$—	—	$—	172,060,630	$2	35,115,807	$—	$(2,923)	$3,303,031	$(1,515,987)	$604	$1,784,727
Issuance of common stock from equity incentive plans	—	—	—	—	393,581	—	—	—	—	3,033	—	—	3,033
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	18,273	—	—	18,273
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	—	—	—	—	—	(644)	(644)
Net loss	—	—	—	—	—	—	—	—	—	—	(73,323)	—	(73,323)
June 30, 2021	—	$—	—	$—	172,454,211	$2	35,115,807	$—	$(2,923)	$3,324,337	$(1,589,310)	$(40)	$1,732,066

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(189,445)	$(162,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred taxes	4	26
Net realized gain (loss) on sale of financial instruments	508	(248)
Loss on fair value of warrant liabilities	—	12,856
Depreciation and amortization expense	7,490	6,990
Amortization of debt issuance costs	324	329
Stock-based compensation expense	54,681	37,388
Investment amortization, net of accretion	3,141	3,029
Debt extinguishment loss	—	20,178
Changes in assets and liabilities:
(Increase) / decrease in:
Premiums and accounts receivable	(35,835)	(20,307)
Risk adjustment transfer receivable	(13,859)	(8,759)
Reinsurance recoverable	(308,214)	179,219
Other assets	(16,826)	(7,680)
Increase / (decrease) in:
Benefits payable	366,945	95,408
Unearned premiums	(2,353)	(8,022)
Premium deficiency reserve	(7,741)	(10,464)
Accounts payable and other liabilities	(11,125)	2,967
Reinsurance payable	225,687	(95,171)
Risk adjustment transfer payable	703,934	327,493
Net cash provided by operating activities	777,316	373,028
Cash flows from investing activities:
Purchase of investments	(312,104)	(1,198,325)
Sale of investments	243,400	287,440
Maturity of investments	261,334	181,102
Purchase of property, equipment and capitalized software	(12,265)	(12,531)
Change in restricted deposits	1,023	—
Net cash provided by (used in) investing activities	181,388	(742,314)
Cash flows from financing activities:
Proceeds from long-term debt	305,000	—
Payments of debt issuance costs	(7,035)	—
Proceeds from joint venture contribution	1,271	—
Debt prepayment	—	(153,173)
Debt extinguishment costs	—	(12,994)
Proceeds from IPO, net of underwriting discounts	—	1,348,321
Offering costs from IPO	—	(9,447)
Proceeds from exercise of warrants and call options	—	9,191
Proceeds from exercise of stock options	924	32,640
Net cash provided by financing activities	300,160	1,214,538
Increase in cash, cash equivalents and restricted cash equivalents	1,258,864	845,252
Cash, cash equivalents, restricted cash and cash equivalents—beginning of period	1,125,557	843,105
Cash, cash equivalents, restricted cash and cash equivalents—end of period	2,384,421	1,688,357

Cash and cash equivalents	2,362,632	1,671,540
Restricted cash and cash equivalents included in restricted deposits	21,789	16,817
Total cash, cash equivalents and restricted cash and cash equivalents	$2,384,421	$1,688,357

Oscar Health, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited) (continued)

Supplemental Disclosures:
Interest payments	$9,550	$3,742
Income tax payments	$1,105	814

Non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$—	$1,744,914
Net exercise of preferred stock warrants to preferred stock upon initial public offering	$—	$28,248
Adjustment to fair value of preferred stock warrant liability upon initial public offering	$—	$13,243

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

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Direct policy premiums	$1,660,832	$838,075	$3,317,253	$1,658,889
Assumed premiums	34,095	3,185	58,885	5,596
Direct and Assumed Policy Premiums	1,694,927	841,260	3,376,138	1,664,485
Risk adjustment	(326,450)	(117,333)	(692,597)	(330,459)
Premiums before ceded reinsurance	1,368,477	723,927	2,683,541	1,334,026
Reinsurance premiums ceded	(373,882)	(195,768)	(733,545)	(437,330)
Total premiums earned	$994,595	$528,159	$1,949,996	$896,696

The following table summarizes the amounts of direct policy premiums received directly from CMS as part of APTC and Medicare Advantage for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
APTC	$1,397,753	$591,345	$2,792,256	$1,143,688
Medicare Advantage	15,254	10,379	28,306	19,503
Total paid by CMS	$1,413,007	$601,724	$2,820,562	$1,163,191

Administrative services revenue
Administrative services revenue includes revenue earned for services provided under the Company's +Oscar offering. The Company leverages its technology platform to provide administrative services to providers and payers to directly enable their shift to value-based care. Revenue from contracts with customers is reported within administrative services revenue in the consolidated statements of operations.

Revenue is recognized in the period the contractual performance obligations are satisfied and measured in an amount that reflects the consideration the Company expects to be entitled to in exchange for performing the services. The timing of the Company's revenue recognition may differ from the timing of payment by customers. A receivable is recorded when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, deferred revenue is recognized when payment is received before the performance obligations are satisfied. As of June 30, 2022 and December 31, 2021, receivables from contracts with customers were $13.5 million and $2.8 million, respectively, and are reported within premiums and accounts receivable on the consolidated balance sheets.

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

The tables below present information for the Company's reinsurance arrangements accounted for under reinsurance accounting.

The composition of total reinsurance premiums ceded and reinsurance premiums assumed, which are included as components of total premiums earned in the consolidated statement of operations, is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Reinsurance premiums ceded, gross	$(393,857)	$(239,253)	$(760,968)	$(504,040)
Experience refunds	19,975	43,485	27,423	66,710
Reinsurance premiums ceded	(373,882)	(195,768)	(733,545)	(437,330)
Reinsurance premiums assumed	34,095	3,185	58,885	5,596
Total reinsurance premiums (ceded) and assumed	$(339,787)	$(192,583)	$(674,660)	$(431,734)

The Company records claims expense net of reinsurance recoveries. The following table reconciles the total claims expense to the net claims expense as presented in the consolidated statement of operations:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Direct claims incurred	$1,092,416	$598,904	$2,102,451	$1,056,123
Ceded reinsurance claims	(316,332)	(181,333)	(616,043)	(372,281)
Assumed reinsurance claims	32,555	2,308	56,797	4,085
Total claims incurred, net	$808,639	$419,879	$1,543,205	$687,927

The Company records selling, general and administrative expenses net of reinsurance ceding commissions. The following table reconciles total other insurance costs to the amount presented in the consolidated statement of operations:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Other insurance costs, gross	$211,216	$115,256	$414,929	$214,399
Reinsurance ceding commissions	(41,016)	(20,466)	(79,327)	(39,772)
Other insurance costs, net	$170,200	$94,790	$335,602	$174,627

The Company classifies reinsurance recoverable within current assets on its consolidated balance sheets. The composition of the reinsurance recoverable balance is as follows:

	June 30, 2022	December 31, 2021
	(in thousands)
Ceded reinsurance claim recoverables	$647,299	$406,017
Reinsurance ceding commissions	46,742	23,517
Experience refunds on reinsurance agreements	46,163	2,456
Reinsurance recoverable	$740,204	$431,990

Credit Ratings
The financial condition of the Company's reinsurers is regularly evaluated to minimize exposure to significant losses. A key credit quality indicator for reinsurance is the financial strength ratings issued by the credit rating agencies, which provide an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The Company's reinsurers have most recently been issued financial strength ratings of A+ (A.M. Best) and AA (Fitch).

The creditworthiness of each reinsurer is evaluated in order to assess counterparty credit risk and estimate an allowance for expected credit losses on the Company's reinsurance recoverable balances. As of June 30, 2022, the allowance for credit losses for reinsurance recoverables was not material.

5.BUSINESS ARRANGEMENTS

Holy Cross Health/Memorial Partnership
In 2021, the Company partnered with Holy Cross Hospital, Inc. (“Holy Cross”), a top-rated health, teaching and research institution, and Memorial Healthcare System, a leading provider in high-quality healthcare services, to form a joint venture arrangement for its co-branded Medicare Advantage plan in Florida. As part of this arrangement, Holy Cross and Memorial Foundation, Inc. jointly own an indirect 50% economic interest in one of the Company's consolidated subsidiaries. As a result, the Company presents noncontrolling interest on its consolidated balance sheets and net loss attributable to noncontrolling interests on its consolidated statement of operations.

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
The following table presents the collective assets and liabilities of the Company's variable interest entities:

	June 30, 2022	December 31, 2021
	(in thousands)
Assets	$136,869	$123,524
Liabilities	$73,103	$70,165

6.RESTRICTED CASH AND RESTRICTED DEPOSITS

The Company maintains cash, cash equivalents and investments on deposit or pledged primarily to various state agencies in connection with its insurance licensure. The restricted cash and cash equivalents and restricted investments presented below are included in “restricted deposits” in the accompanying consolidated balance sheets.

	June 30, 2022	December 31, 2021
	(in thousands)
Restricted cash and cash equivalents	$21,789	$21,562
Restricted investments	5,390	6,523
Restricted Deposits	$27,179	$28,085

7.    INVESTMENTS

The following tables provide summaries of the Company's investments by major security type as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. treasury and agency securities	$783,531	$149	$(8,553)	$775,127
Corporate notes	356,171	2	(6,141)	350,032
Commercial paper	34,381	—	—	34,381
Municipalities	32,568	—	(578)	31,990
Certificate of deposit	32,312	—	—	32,312
Total	$1,238,963	$151	$(15,272)	$1,223,842

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. treasury and agency securities	$895,865	$34	$(1,837)	$894,062
Corporate notes	454,416	2	(1,746)	452,672
Municipalities	50,366	10	(140)	50,236
Certificate of deposit	21,370	—	—	21,370
Commercial paper	13,222	—	—	13,222
Total	$1,435,239	$46	$(3,723)	$1,431,562

The following table summarizes those available-for-sale investments that have been in a continuous loss position for less than 12 months at June 30, 2022 and December 31, 2021.

	June 30, 2022
	Number of Securities	Fair Value	Gross Unrealized Losses
		(in thousands)
U.S. treasury and agency securities	97	$614,735	$(8,553)
Corporate notes	358	320,629	(5,777)
Municipalities	73	$29,633	(539)
Total	528	$964,997	$(14,869)

	December 31, 2021
	Number of Securities	Fair Value	Gross Unrealized Losses
		(in thousands)
U.S. treasury and agency securities	108	$894,060	$(1,837)
Corporate notes	357	452,672	(1,746)
Municipalities	108	50,236	(140)
Total	573	$1,396,968	$(3,723)

The available-for-sale securities that have been in a continuous unrealized loss position for longer than twelve months as of June 30, 2022 and December 31, 2021 are immaterial.

The contractual maturities of available-for-sale securities as of June 30, 2022 are as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$918,916	$909,006
Due after one year through five years	320,047	314,836
Total	$1,238,963	$1,223,842

Actual maturities of these securities could differ from their contractual maturities used in the table above because issuers may have the right to call or prepay obligations, with or without penalties.

Net investment income was attributable to the following:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Interest income	$2,385	$2,584	$3,082	$3,929
Investment discount amortization net of premium accretion	(1,210)	(1,987)	(3,129)	(3,062)
Net realized gain (loss)	72	137	(509)	250
Total	$1,247	$734	$(556)	$1,117

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

The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$58,137	$5,479	$—	$63,616
Investments
U.S. treasury and agency securities	$—	$775,127	$—	$775,127
Corporate notes	—	350,032	—	350,032
Commercial paper	—	34,381	—	34,381
Certificates of deposit	—	32,312	—	32,312
Municipalities	—	31,990	—	31,990
Restricted investments
U.S. treasury securities	$—	$5,390		$5,390
Total Assets	$58,137	$1,234,711	$—	$1,292,848

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets	(in thousands)
Cash Equivalents	$45,265	$1,001	$—	$46,266
Investments
U.S. treasury and agency securities	$—	$894,062	$—	$894,062
Corporate notes	—	452,672	—	452,672
Municipalities	—	50,236	—	50,236
Certificates of deposit	—	21,370	—	21,370
Commercial paper	—	13,222	—	13,222
Restricted Investments
U.S. treasury securities	$—	$6,523	$—	$6,523
Total Assets	$45,265	$1,439,086	$—	$1,484,351

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
The following table provides a rollforward of the Company’s beginning and ending benefits payable and claims adjustment expenses ("CAE") payable balances for the six months ended June 30, 2022 and 2021:

	As of June 30, 2022
	Benefits Payable	Unallocated Claims Adjustment Expense	Total
	(in thousands)
Benefits payable, beginning of the period	$513,582	$9,101	$522,683
Less: Reinsurance recoverable	159,180	—	159,180
Benefits payable, beginning of the period, net	$354,402	$9,101	$363,503

Claims incurred and CAE
Current year	$1,551,487	$88,266	$1,639,753
Prior years	(8,282)	—	(8,282)
Total claims incurred and CAE, net	$1,543,205	$88,266	$1,631,471

Claims paid and CAE
Current year	$1,121,871	$72,590	$1,194,462
Prior years	178,064	9,101	187,165
Total claims and CAE paid, net	$1,299,935	$81,691	$1,381,627

Benefits and CAE payable, end of period, net	$597,671	$15,676	$613,347
Add: Reinsurance recoverable	282,856	—	282,856
Benefits and CAE payable, end of period	$880,527	$15,676	$896,203

	As of June 30, 2021
	Benefits Payable	Unallocated Claims Adjustment Expense	Total
	(in thousands)
Benefits payable, beginning of the period	$311,914	$5,509	$317,424
Less: Reinsurance recoverable	132,658	—	132,658
Benefits payable, beginning of the period, net	$179,256	$5,509	$184,766

Claims incurred and CAE
Current year	$692,151	$32,138	$724,289
Prior years	(4,224)	—	(4,224)
Total claims incurred and CAE, net	$687,927	$32,138	$720,065

Claims paid and CAE
Current year	$492,042	$24,918	$516,960
Prior years	79,797	5,509	85,306
Total claims and CAE paid, net	$571,839	$30,427	$602,266

Benefits and CAE payable, end of period, net	$295,344	$7,221	$302,565
Add: Reinsurance recoverable	111,978	—	111,978
Benefits and CAE payable, end of period	$407,322	$7,221	$414,543

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
As of June 30, 2022, the net carrying amount of the 2031 Notes was $297.6 million, with unamortized debt discount and issuance costs of $7.4 million. The Company classified the fair value of the 2031 Notes as a level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2031 Notes and the Company's cost of debt. The estimated fair value of the 2031 Notes as of June 30, 2022 was $233.0 million.
The following table presents the interest expense indicating an effective interest rate of 7.61% over the term of the 2031 Notes:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Coupon interest expense	$5,529	$—	$9,214	$—
Amortization of debt discount and issuance costs	194	—	324	—
Total interest expense	$5,723	$—	$9,538	$—
Revolving Credit Facility
On February 21, 2021, the Company entered into a senior secured credit agreement (the “Revolving Credit Facility”), with certain lenders party thereto from time to time (the “Lenders”), and Wells Fargo Bank, National Association, as administrative agent, for a revolving loan credit facility in the aggregate principal amount of $200.0 million. The Revolving Credit Facility is guaranteed by Oscar Management Corporation and Oscar Management Corporation of Florida, each wholly owned subsidiaries of the Company, and all of the Company's future direct and indirect subsidiaries (subject to certain permitted exceptions, including exceptions guarantees that would require material governmental consents or in respect of a joint venture) (the "Guarantors"). The Revolving Credit Facility is secured by substantially all of the Company’s and the Guarantors' assets (subject to certain exceptions). Proceeds are to be used solely for general corporate purposes of the Company.
The Company is permitted to increase commitments under the Revolving Credit Facility by an aggregate amount not to exceed $50.0 million, subject to certain conditions. The Revolving Credit Facility matures on February 21, 2024.

Under the terms of the Revolving Credit Facility, borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, either (a) a rate per annum equal to an adjusted London Inter-bank Offered Rate (“LIBOR”), plus an applicable margin of 4.50% (LIBOR is calculated based on one-, three- or six-month LIBOR, or such other period as agreed by all relevant Lenders, which is determined by reference to ICE Benchmark Administration Limited, but not less than 1.00%, or (b) a rate per annum equal to the Alternate Base Rate, as defined in the Revolving Credit Facility, plus the applicable margin of 3.50% (the Alternate Base Rate is equal to the highest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, and (iii) LIBOR based on a one-month interest period, plus 1.00%). The Revolving Credit Facility also includes a commitment fee of 0.50% for available but undrawn amounts and other administrative fees that are payable quarterly. It also includes LIBOR replacement provisions in the event LIBOR becomes unavailable during the term of this facility. The Revolving Credit Facility is available until February 2024, provided the Company is in compliance with all covenants. Financial covenant requirements include maintaining minimum thresholds related to direct policy premiums and liquidity and a maximum combined ratio.
As of June 30, 2022, there were no outstanding borrowings under the Revolving Credit Facility.
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

11.EARNINGS (LOSS) PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to Oscar Health, Inc	$(112,164)	$(73,323)	$(187,316)	$(162,204)

Denominator:
Weighted average shares of common stock outstanding, basic and diluted	211,311,494	207,478,268	210,930,686	148,505,273

Net loss per share attributable to Oscar Health, Inc., basic and diluted	$(0.53)	$(0.35)	$(0.89)	$(1.09)
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
The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share attributable to Oscar Health, Inc. because including them would have had an anti-dilutive effect:

	Six Months Ended
	June 30, 2022	June 30, 2021
Stock options to purchase common stock	31,000,627	36,756,495
Restricted stock units	18,434,621	2,891,580
Performance-based restricted stock units	6,966,861	6,344,779
Shares underlying convertible notes (Note 10)	36,652,491	—
Total	93,054,600	45,992,854

12.RELATED PARTY TRANSACTIONS
In February 2022, the Company issued the 2031 Notes to funds affiliated with or advised by Dragoneer Investment Group, LLC, Thrive Capital, LionTree Investment Management, LLC and Tenere Capital LLC (collectively, the “Purchasers”). See Note 10 - Long-Term Debt for additional information. In addition, pursuant to the Investment Agreement entered into with the Purchasers, the Company agreed to amend the Twelfth Amended and Restated Investors' Rights Agreement dated as of March 5, 2021 (the “Investors’ Rights Agreement”), by and among the Company and the investors party thereto, to provide that the Notes and shares of Class A common stock issued or issuable upon conversion of any 2031 Notes held by entities affiliated with Thrive Capital will be subject to the registration rights contained in the Investors' Rights Agreement.
On May 3, 2022, the Investors’ Rights Agreement was amended and restated to provide for, among other things, (i) registration rights as contemplated under the Investment Agreement, (ii) registration rights with respect to a number of additional shares of Class A common stock of the Company held by entities affiliated with Thrive Capital since prior to the IPO, as well as any additional shares of Class A common stock acquired after the IPO by entities affiliated with Thrive Capital with associated costs to be borne by the applicable affiliate(s) of Thrive Capital, and (iii) a partial extension to the maximum five-year term of the Investors’ Rights Agreement to provide Thrive Capital and affiliated entities with registration rights in connection with any 2031 Notes held by those parties and shares of Class A common stock issued or issuable upon the conversion of any such 2031 Notes, so long as Thrive Capital is an “affiliate” of the Company at the time. Joshua Kushner, a member of the Company's Board of Directors and Vice Chairman of the Company, is the Managing Director of Thrive Capital. Thrive Capital, through affiliated entities, is a beneficial holder of more than 5% of the Company's capital stock.
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
In addition, on May 12, 2022, a securities class action lawsuit against the Company, certain of its directors and officers, and the underwriters that participated in the Company’s initial public offering was commenced in the United States District Court for the Southern District of New York, captioned Carpenter v. Oscar Health, Inc., Case No. 1:22-CV-03885-ALC-VF (S.D.N.Y.) (the “Securities Action”). On May 19, 2022, a substantially similar complaint was also commenced in the United States District Court for the Southern District of New York, captioned Chehebar v. Oscar Health, Inc., Case No. 1:22-CV-04103-ALC (S.D.N.Y.), which was voluntarily dismissed without prejudice on June 7, 2022. The Securities Action alleges, among other things, violations of Sections 11 and 15 of the Securities Act based on the Company’s purported failure to disclose in its IPO registration statement growing COVID-19 testing and treatment costs, the impact of significant SEP membership, and risk adjustment data validation results for 2019 and 2020. According to the complaint, when the Company announced its financial results for the third quarter ended September 30, 2021, the Company’s stock price fell, causing investor losses. The plaintiff seeks unspecified compensatory damages as well as interest, fees and costs. The Company believes it has meritorious defenses to these claims. At this time, the Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

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
Given that such proceedings are subject to uncertainty, there can be no assurance that such legal proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

Overview
Oscar is the first health insurance company built around a full stack technology platform and a relentless focus on serving our members. We offer innovative and consumer-oriented health plans in the Individual, Small Group and Medicare Advantage markets. We have also partnered with Cigna through the Cigna + Oscar (“C+O”) partnership, which unites Oscar’s highly-differentiated member experience with Cigna’s broad provider networks, to exclusively serve the Small Group employer market. Through +Oscar, we leverage our technology platform to sell services to providers and payers, which are designed to help drive improved efficiency, growth and superior engagement with members and patients as our clients shift to value-based care.

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

The Company currently has quota share reinsurance arrangements with more than one counterparty with multiple state-level treaties. These arrangements are accounted for under both reinsurance accounting and deposit accounting. Our premiums ceded under quota share reinsurance agreements are as follows:

	Three Months Ended		Six Months Ended
Summary of Quota Share Reinsurance Program	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Percentage of premiums ceded under reinsurance programs (reinsurance accounting)	29%	33%	29%	37%
Percentage of premiums covered under reinsurance programs (deposit accounting)	18%	—%	19%	—%

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

Seasonality
Our business is generally affected by the seasonal patterns of our member enrollment and medical expenses, health plan mix shift and, to a lesser extent, marketing spend in advance of an Open Enrollment Period or Annual Election Period. Direct policy premiums earned are historically highest in the first quarter, primarily due to the annual enrollment cycles and the enrollment of our members. Medical expenses are sensitive to the mix shift of the five “metal” health plan categories offered on the ACA, which differ based on the size of the monthly premium and the level of sharing of medical costs between us and our members. Medical expenses have historically been highest towards the second half of the year due to a number of factors discussed below.

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

Claims Incurred
Our medical expenses are impacted by seasonal effects of medical costs such as the utilization of deductibles and out-of-pocket maximums over the course of the policy year, which generally shifts more costs to us in the second half of the year as we pay a higher proportion of claims. Our medical costs can also vary according to the number of days and holidays in a given period as well as the proportion of our membership that is new in the calendar year. In 2022, due to our new membership growth and the mix shift to members with higher-premium/lower-deductible Silver plans, the medical claims pattern may differ from that in prior years.

Impact of COVID-19
The COVID-19 pandemic, including its effect on the macroeconomic environment, and the response of our local, state, and federal governments to contain and manage the virus, continues to have an impact on our business. In addition, continued COVID-19 care, testing and vaccine administration, and the risk of new COVID-19 variants (which may be more contagious or severe, or less responsive to treatment or vaccines) may also result in increased future medical costs and drive changes in the way members utilize healthcare. The public health emergency extension for COVID-19 expires on October 13, 2022, and once it expires, Medicaid redeterminations are expected to resume. We will continue to monitor announcements related to the public health emergency and redeterminations and the potential impact on our membership and underwriting margin.

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

Financial Results Summary

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Premiums before ceded reinsurance	$1,368,477	$723,927	$2,683,541	$1,334,026
Reinsurance premiums ceded	(373,882)	(195,768)	(733,545)	(437,330)
Premiums earned	$994,595	$528,159	$1,949,996	$896,696
Total revenue	$1,017,319	$529,281	$1,990,084	$898,669
Total operating expenses	$1,123,806	$601,787	$2,165,100	$1,035,216
Net loss	$(112,125)	$(73,323)	$(189,445)	$(162,204)

Key Operating and Non-GAAP Financial Metrics

	As of June 30,
Membership by Offering	2022	2021
Individual and Small Group	986,017	554,748
Medicare Advantage	4,658	3,749
Cigna + Oscar (1)	46,045	4,617
Total	1,036,720	563,114
(1) Represents total membership for our co-branded partnership with Cigna.
Members
Members are defined as any individual covered by a health plan that we offer directly or through a co-branded arrangement. We view the number of members enrolled in our health plans as an important metric to help evaluate and estimate revenue and market share. Additionally, the more members we enroll, the more data we have, which allows us to improve the functionality of our platform.
Membership increased 84% to 1,036,720 as of June 30, 2022, from 563,114 as of June 30, 2021. The increase in membership is driven largely by growth in the Individual market, as well as increases due to serving new C+O members. Our growth also reflects strong retention and growth in core Individual markets during open enrollment, including in Florida, Georgia and Texas, despite having the lowest cost plan in only 8% of our markets.

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Direct and Assumed Policy Premiums (in thousands)	$1,694,927	$841,260	$3,376,138	$1,664,485
Medical Loss Ratio	82.2%	82.4%	79.9%	78.7%
InsuranceCo Administrative Expense Ratio	19.5%	19.8%	19.7%	19.8%
InsuranceCo Combined Ratio	101.7%	102.2%	99.6%	98.5%
Adjusted Administrative Expense Ratio	23.7%	25.1%	23.7%	25.5%
Adjusted EBITDA(1) (in thousands)	$(75,805)	$(50,646)	$(112,845)	$(78,414)
(1) Adjusted EBITDA is a non-GAAP measure. See “Adjusted EBITDA” below for a reconciliation to net loss, the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.
Direct and Assumed Policy Premiums
Direct Policy Premiums are defined as the premiums collected from our members or from the federal government during the period indicated, before risk adjustment and reinsurance. These premiums include APTC, or premium subsidies, which are available to individuals and families with certain annual incomes. Assumed Policy Premiums are premiums we receive primarily as part of our reinsurance arrangements under our C+O small group plan offering. We believe Direct and Assumed Policy Premiums is an important metric to assess the growth of our individual and small group plan offerings going forward. Management also views Direct and Assumed Policy Premiums as a key operating metric because each of our MLR, InsuranceCo Administrative Expense Ratio, InsuranceCo Combined Ratio and Adjusted Administrative Expense Ratio are calculated on the basis of Direct and Assumed Policy Premiums. Direct and Assumed Policy Premiums increased for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, driven primarily by higher membership, rate increases and mix shift to higher premium Silver plans.

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

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Direct claims incurred before ceded reinsurance (1)	$1,092,416	$598,904	$2,102,451	$1,056,123
Assumed reinsurance claims	32,555	2,308	56,797	4,085
Excess of loss ceded claims (2)	1,509	(4,837)	(9,924)	(9,573)
State reinsurance (3)	(6,946)	(2,826)	(18,275)	(5,169)
Net claims before ceded quota share reinsurance (A)	$1,119,534	$593,549	$2,131,049	$1,045,466

Premiums before ceded reinsurance (4)	$1,368,477	$723,927	$2,683,541	$1,334,026
Excess of loss reinsurance premiums (5)	(6,638)	(3,277)	(14,766)	(6,212)
Net premiums before ceded quota share reinsurance (B)	$1,361,839	$720,650	$2,668,775	$1,327,814
Medical Loss Ratio (A divided by B)	82.2%	82.4%	79.9%	78.7%
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

MLR improved for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to lower net COVID-19 related costs and mix shifts in our member population, partially offset by the impact of prior period development.

MLR increased slightly for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase was primarily due to unfavorable prior period development related to risk adjustment.
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

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Other insurance costs	$170,200	$94,790	$335,602	$174,627
Impact of quota share reinsurance (1)	39,189	20,466	75,668	39,772
Stock-based compensation expense	(12,411)	(9,171)	(25,489)	(18,866)
Federal and state assessment of health insurance subsidiaries	68,561	36,616	138,772	67,214
Health insurance subsidiary adjusted administrative expenses (A)	$265,539	$142,701	$524,553	$262,747

Premiums before quota share reinsurance (2)	$1,368,477	$723,927	$2,683,541	$1,334,026
Excess of loss reinsurance premiums	(6,638)	(3,277)	(14,766)	(6,212)
Net premiums before quota share reinsurance (B)	$1,361,839	$720,650	$2,668,775	$1,327,814
Insurance Co Administrative Expense Ratio (A divided by B)	19.5%	19.8%	19.7%	19.8%
(1)Includes ceding commissions received from reinsurers, net of the impact of deposit accounting of $(1,827) for the three months ended June 30, 2022, and $(3,659) for the six months ended June 30, 2022.
(2)See Note 3 - Revenue Recognition to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for an explanation of premiums before ceded reinsurance.

The InsuranceCo Administrative Expense Ratio improved for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, driven by operating expense leverage and variable cost efficiencies, partially offset by higher distribution expenses.
InsuranceCo Combined Ratio
InsuranceCo Combined Ratio is defined as the sum of MLR and InsuranceCo Administrative Expense Ratio. We believe this ratio best represents the current overall performance of our insurance business for activities that can be compared to peers.

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Medical Loss Ratio	82.2%	82.4%	79.9%	78.7%
InsuranceCo Administrative Expense Ratio	19.5%	19.8%	19.7%	19.8%
InsuranceCo Combined Ratio	101.7%	102.2%	99.6%	98.5%

The InsuranceCo Combined Ratio improved for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, consistent with the improvement in the MLR and InsuranceCo Administrative Expense Ratio.
The InsuranceCo Combined Ratio increased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily driven by an increase in the MLR.

Adjusted Administrative Expense Ratio

The Adjusted Administrative Expense Ratio is an operating ratio that reflects the Company’s total administrative expenses (“Total Administrative Expenses”), net of non-cash and non-recurring items (as adjusted, “Adjusted Administrative Expenses”), as a percentage of total revenue, including quota share reinsurance premiums ceded and excluding excess of loss reinsurance premiums ceded and non-recurring items (“Adjusted Total Revenue”). Total Administrative Expenses are calculated as Total Operating Expenses, excluding non-administrative insurance-based expenses and the impact of quota share reinsurance. Adjusted Administrative Expenses are Total Administrative Expenses, net of non-cash and non-recurring expense items. Adjusted Administrative Expenses exclude insurance-based expenses, non-cash expenses and non-recurring expenses. We believe Adjusted Administrative Expense Ratio is useful to evaluate our ability to manage our overall administrative expense base. This ratio also provides further clarity into our overall path to profitability. Below is a calculation of our Adjusted Administrative Expense Ratio for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Total Operating Expenses	$1,123,806	$601,786	$2,165,100	$1,035,216
Claims incurred, net	(808,639)	(419,879)	(1,543,205)	(687,927)
Premium deficiency reserve release	4,536	921	7,741	10,464
Impact of quota share reinsurance (1)	39,189	20,466	75,668	39,772
Total Administrative Expenses	$358,892	$203,294	$705,304	$397,525
Stock-based compensation expense/warrant expense	(26,991)	(18,273)	(54,681)	(50,245)
Depreciation and amortization	(3,691)	(3,587)	(7,490)	(6,990)
Other non-recurring items (2)	—	—	—	(898)
Adjusted Administrative Expenses (A)	$328,210	$181,434	$643,133	$339,392
Total Revenue	$1,017,319	$529,281	$1,990,084	$898,669
Reinsurance premiums ceded	373,882	195,768	733,545	437,330
Excess of loss reinsurance premiums	(6,638)	(3,277)	(14,766)	(6,212)
Adjusted Total Revenue (B)	$1,384,563	$721,772	$2,708,863	$1,329,787
Adjusted Administrative Expense Ratio (A divided by B)	23.7%	25.1%	23.7%	25.5%
(1)Includes ceding commissions received from reinsurers, net of the impact of deposit accounting of $(1,827) for the three months ended June 30, 2022 and $(3,659) for the six months ended June 30, 2022.
(2)Represents approximately $0.9 million of non-recurring expenses incurred in connection with the Company's initial public offering ("IPO") during the six months ended June 30, 2021.

The Adjusted Administrative Expense Ratio improved for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021. The improvement was primarily due to operating expense leverage and was partially offset by distribution expenses and additional expenses related to the cost of addressing operational challenges related to scale and implementing and performing under +Oscar arrangements.

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

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Net loss	$(112,125)	$(73,323)	$(189,445)	$(162,204)
Interest expense	6,141	228	10,362	3,925
Other expenses	(793)	—	2,260	—
Income tax expense	290	589	1,807	1,554
Depreciation and amortization	3,691	3,587	7,490	6,990
Stock-based compensation/warrant expense(1)	26,991	18,273	54,681	50,245
Other non-recurring items(2)	—	—	—	21,076
Adjusted EBITDA	$(75,805)	$(50,646)	$(112,845)	$(78,414)
(1)Represents (i) non-cash expenses related to equity-based compensation programs, which vary from period to period depending on various factors including the timing, number, and the valuation of awards, (ii) warrant contract expense, and (iii) changes in the fair value of warrant liabilities.
(2)Represents debt extinguishment costs of $20.2 million incurred on the prepayment of the Company's Term Loan (refer to Note 10 - Long-Term Debt) and approximately $0.9 million of non-recurring expenses incurred in connection with the IPO during the six months ended June 30, 2021.

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
Investment Income (Loss) and Other Revenue
Investment income (loss) and other revenue primarily includes interest earned and gains on our investment portfolio, along with sublease income.

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
Other Insurance Costs
Other insurance costs primarily include distribution costs, including broker commissions, wages, benefits, marketing, rent, costs of software and hardware, unallocated claims adjustment expenses, and administrative costs associated with functions that are necessary to support our health insurance business. Such functions include, but are not limited to, member concierge services, claims processing, utilization management, and related health plan operations, actuarial, compliance and portions of information systems, legal and finance. This line item also includes ceding commissions we receive from our reinsurance partners, net of the impact of deposit accounting.
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
Interest Expense
Interest expense consists primarily of interest expense associated with our debt arrangements, including amortization of debt issuance costs and discounts and revolving credit facility fees.
Other Expenses (Income)
Other expenses (income) consists primarily of miscellaneous expense or income that are not core to our operations, including profit sharing arrangements with our co-branded health plans and changes in the fair value of financial instruments.
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

Results of Operations

Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Revenue
Premiums before ceded reinsurance	$1,368,477	$723,927	$644,550	89%
Reinsurance premiums ceded	(373,882)	(195,768)	(178,114)	91%
Premiums earned	994,595	528,159	466,436	88%
Administrative services revenue	20,452	353	20,099	*NM
Investment income and other revenue	2,272	769	1,503	195%
Total revenue	1,017,319	529,281	488,038	92%
Operating Expenses
Claims incurred, net	808,639	419,879	388,760	93%
Other insurance costs	170,200	94,790	75,410	80%
General and administrative expenses	80,754	51,166	29,588	58%
Federal and state assessments	68,749	36,873	31,876	86%
Premium deficiency reserve release	(4,536)	(921)	(3,615)	393%
Total operating expenses	1,123,806	601,787	522,019	87%
Loss from operations	(106,487)	(72,506)	(33,981)	47%
Interest expense	6,141	228	5,913	*NM
Other expenses (income)	(793)	—	(793)	*NM
Loss before income taxes	(111,835)	(72,734)	(39,101)	54%
Income tax provision	290	589	(299)	(51)%
Net loss	$(112,125)	$(73,323)	$(38,802)	53%
*NM - not meaningful

Premiums Before Ceded Reinsurance
Premiums before ceded reinsurance increased $644.6 million, or 89%, to $1.4 billion for the three months ended June 30, 2022, from $723.9 million for the three months ended June 30, 2021. The increase was primarily due to higher membership driven largely by growth in the Individual line of business, as well as increases due to serving new C+O members and a mix shift towards higher premium plans. Oscar’s growth also reflects strong retention and growth in core markets during open enrollment, including in Florida, Georgia and Texas, despite having the lowest cost plan in only 8% of its markets.

Reinsurance Premiums Ceded
Reinsurance premiums ceded increased $178.1 million, or 91%, to $373.9 million for the three months ended June 30, 2022, from $195.8 million for the three months ended June 30, 2021. The increase is driven by the growth in premiums before ceded reinsurance discussed above.

Administrative Services Revenue
Administrative services revenue increased $20.1 million to $20.5 million for the three months ended June 30, 2022, from $0.3 million for the three months ended June 30, 2021. This increase was driven by the launch of our newest +Oscar client, in January 2022, Health First Health Plans, which is utilizing our technology and services to support their Individual and Medicare Advantage members.

Investment Income and Other Revenue
Investment income and other revenue increased to $2.3 million for the three months ended June 30, 2022, from $0.8 million for the three months ended June 30, 2021, primarily due to changes in market condition and interest rates and miscellaneous other revenue.

Claims Incurred, Net
Claims incurred, net, increased $388.8 million, or 93%, to $808.6 million for the three months ended June 30, 2022, from $419.9 million for the three months ended June 30, 2021. The increase was primarily volume-driven due to growth in membership and higher utilization, partially offset by favorable prior period development.

Other Insurance Costs
Other insurance costs increased $75.4 million, or 80%, to $170.2 million for the three months ended June 30, 2022, from $94.8 million for the three months June 30, 2021. The increase was primarily attributable to higher broker commissions, exchange user fees and premium taxes, which were driven by the increase in membership.

General and Administrative Expenses
General and administrative expenses increased $29.6 million, or 58%, to $80.8 million for the three months ended June 30, 2022, from $51.2 million for the three months ended June 30, 2021. The increase was primarily attributable to higher headcount and other employee-related costs.

Federal and State Assessments
Federal and state assessments increased $31.9 million, or 86%, to $68.7 million for the three months ended June 30, 2022, from $36.9 million for the three months ended June 30, 2021, which was primarily due to higher user exchange fees and premium taxes as a result of membership growth.

Premium Deficiency Reserve Release
Premium deficiency reserve release increased $3.6 million, to $4.5 million for the three months ended June 30, 2022, from $0.9 million for the three months ended June 30, 2021, due to the amortization patterns that vary by line of business.

Income Tax Provision
Our effective tax rate for the three months ended June 30, 2022 and June 30, 2021 was approximately (0.26)% and (0.81)%, respectively.

Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021

The following table sets forth our results of operations for the periods indicated:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Revenue
Premiums before ceded reinsurance	$2,683,541	$1,334,026	$1,349,515	101%
Reinsurance premiums ceded	(733,545)	(437,330)	(296,215)	68%
Premiums earned	1,949,996	896,696	1,053,300	117%
Administrative services revenue	38,945	694	38,251	*NM
Investment income and other revenue	1,143	1,279	(136)	(11)%
Total revenue	1,990,084	898,669	1,091,415	121%
Operating Expenses
Claims incurred, net	1,543,205	687,927	855,278	124%
Other insurance costs	335,602	174,627	160,975	92%
General and administrative expenses	155,418	115,738	39,680	34%
Federal and state assessments	138,616	67,388	71,228	106%
Premium deficiency reserve release	(7,741)	(10,464)	2,723	(26)%
Total operating expenses	2,165,100	1,035,216	1,129,884	109%
Loss from operations	(175,016)	(136,547)	(38,469)	28%
Interest expense	10,362	3,925	6,437	164%
Other expenses (income)	2,260	—	2,260	*NM
Loss on extinguishment of debt	—	20,178	(20,178)	*NM
Loss before income taxes	(187,638)	(160,650)	(26,988)	17%
Income tax provision	1,807	1,554	253	16%
Net loss	$(189,445)	$(162,204)	$(27,241)	17%
*NM - not meaningful

Premiums Before Ceded Reinsurance
Premiums before ceded reinsurance increased $1.3 billion, or 101%, to $2.7 billion for the six months ended June 30, 2022, from $1.3 billion for the six months ended June 30, 2021. The increase was primarily due to higher membership driven largely by growth in the Individual line of business, as well as increases due to serving new C+O members and a mix shift towards higher premium plans. Oscar’s growth also reflects strong retention and growth in core markets during open enrollment, including in Florida, Texas and Georgia, despite having the lowest cost plan in only 8% of its markets.

Reinsurance Premiums Ceded
Reinsurance premiums ceded increased $296.2 million, or 68%, to $733.5 million for the six months ended June 30, 2022, from $437.3 million for the six months ended June 30, 2021. The increase is driven by the growth in premiums before ceded reinsurance discussed above.

Administrative Services Revenue
Administrative services revenue increased $38.3 million to $38.9 million for the six months ended June 30, 2022, from $0.7 million for the six months ended June 30, 2021. This increase was driven by the launch of our newest +Oscar client, in January 2022, Health First Health Plans, which is utilizing our technology and services to support their Individual and Medicare Advantage members.

Investment Income and Other Revenue
Investment income and other revenue decreased to $1.1 million for the six months ended June 30, 2022, from $1.3 million for the six months ended June 30, 2021, primarily due to changes in market condition and interest rates.

Claims Incurred, Net
Claims incurred, net, increased $855.3 million, or 124%, to $1.5 billion for the six months ended June 30, 2022, from $687.9 million for the six months ended June 30, 2021. The increase was primarily volume-driven due to growth in membership and higher utilization, partially offset by favorable prior period development.

Other Insurance Costs
Other insurance costs increased $161.0 million, or 92%, to $335.6 million for the six months ended June 30, 2022, from $174.6 million for the six months June 30, 2021. The increase was primarily attributable to higher broker commissions and user exchange fees, which were driven by the increase in membership.

General and Administrative Expenses
General and administrative expenses increased $39.7 million, or 34%, to $155.4 million for the six months ended June 30, 2022, from $115.7 million for the six months ended June 30, 2021. The increase was primarily attributable to higher headcount and other employee-related costs.

Federal and State Assessments
Federal and state assessments increased $71.2 million, or 106%, to $138.6 million for the six months ended June 30, 2022, from $67.4 million for the six months ended June 30, 2021, which was primarily due to higher user exchange fees and premium taxes as a result of membership growth.

Premium Deficiency Reserve Release
Premium deficiency reserve release decreased $2.7 million, to $7.7 million for the six months ended June 30, 2022, from $10.5 million for the six months ended June 30, 2021, due to the lower premium deficiency reserve established at the end of 2021 as compared to the reserve established at the end of 2020 and the amortization patterns that vary by line of business.

Income Tax Provision
Our effective tax rate for the months ended June 30, 2022 and Jun 30, 2021 was approximately (0.96)% and (0.98)%, respectively.

Liquidity and Capital Resources

Overview

We maintain liquidity at two levels of our corporate structure, through our health insurance subsidiaries and through Holdco, our consolidated subsidiaries excluding our regulated insurance subsidiaries.

The majority of the assets held by our health insurance subsidiaries is in the form of cash and cash equivalents and investments. As of June 30, 2022 and December 31, 2021, total cash and cash equivalents and investments held by our health insurance subsidiaries was $3.0 billion and $1.8 billion, respectively, of which $17.5 million and $17.0 million, respectively, was on deposit with regulators as required for statutory licensing purposes and are classified as restricted deposits on the balance sheet.

Our health insurance subsidiaries’ states of domicile have statutory minimum capital requirements that are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The combined statutory capital and surplus of our health insurance subsidiaries was $668.8 million and $474.8 million at June 30, 2022 and December 31, 2021, respectively, which was in compliance with and in excess of the minimum capital requirements for each period. The health insurance subsidiaries historically have required capital contributions from Holdco to maintain minimum levels. The health insurance subsidiaries may be subject to additional capital and surplus requirements in the future, which may require us to incur additional indebtedness, sell capital stock, or access other sources of funding in order to fund such requirements. During periods of increased volatility, such as the current macroeconomic environment, adverse securities and credit markets, including due to rising interest rates, may exert downward pressure on the availability of liquidity and credit capacity for certain issuers, and any such funding may not be available on favorable terms, or at all.

Our health insurance subsidiaries also utilize quota share reinsurance arrangements to reduce our minimum capital and surplus requirements, which enables us to efficiently deploy capital to fund our growth. During the six months ended June 30, 2022 and the year ended December 31, 2021, Holdco made $268.0 million and $540.9 million of capital contributions, respectively, to the health insurance subsidiaries. We estimate that had we not had any quota share reinsurance arrangements in place, the insurance subsidiaries would have been required to hold approximately $452.0 million and $147.9 million of additional capital as of June 30, 2022 and December 31, 2021, respectively, which Holdco would have been required to fund. The actual amount of any required capital contributions to our insurance subsidiaries may differ at any given time depending on each insurance subsidiary’s capital adequacy. For additional information on our capital contributions and reinsurance arrangements, see Part II, Item 1A “Risk Factors—Risks Related to Our Business—If state regulators do not approve payments of dividends and distributions by our health insurance subsidiaries to us, we may not have sufficient funds to implement our business strategy” and “Risk Factors—Risks Related to Our Business—We utilize quota share reinsurance to reduce our capital and surplus requirements and protect against downside risk on medical claims. If regulators do not approve our reinsurance agreements for this purpose, or if we cannot negotiate renewals of our quota share arrangements on acceptable terms, or at all, enter into new agreements with reinsurers, or otherwise obtain capital through debt or equity financings, our capital position would be negatively impacted, and we could fall out of compliance with applicable regulatory requirements,” each in this Quarterly Report on Form 10-Q.

The majority of the assets held by Holdco are in the form of cash and cash equivalents and investments. As of June 30, 2022 and December 31, 2021, total cash and cash equivalents and investments held by Holdco was $611.0 million and $738.6 million, respectively, of which $9.7 million and $11.0 million was restricted for 2022 and 2021, respectively. We believe the cash, and cash equivalents and investments held by Holdco, not including restricted cash, will be sufficient to fund our operating requirements for at least the next twelve months.

Our cash flows used in operations may differ substantially from our net loss due to non-cash charges or due to changes in balance sheet accounts. The timing of our cash flows from operating activities can also vary among periods due to the timing of payments made or received. Some of our payments and receipts, including risk adjustment and subsequent reinsurance receipts, can be significant. For example, during the third quarter of 2022, we expect to make a payment through our health insurance subsidiaries of approximately $785 million into the risk adjustment program for the 2021 policy year. Therefore, their timing can influence cash flows from operating activities in any given period which would have a negative impact on our operating cash flows.

Convertible Senior Notes
On January 27, 2022, we entered into an investment agreement (the “Investment Agreement”) pursuant to which we agreed to issue and sell $305.0 million in aggregate principal amount of 7.25% convertible senior notes due 2031 (the “2031 Notes”) in a private placement to funds affiliated with or advised by Dragoneer Investment Group, LLC, Thrive Capital, LionTree Investment Management, LLC and Tenere Capital LLC . The transaction contemplated by the Investment Agreement closed on February 3, 2022 (the “Closing Date”). In connection with the issuance of the 2031 Notes, on February 3, 2022, we entered into an Indenture between us and U.S. Bank National Association, as trustee. The 2031 Notes bear interest at a rate of 7.25% per annum, payable in cash, semi-annually in arrears on June 30 and December 31 of each year, commencing on June 30, 2022. The Company may determine in the future to repurchase portions of the outstanding 2031 Notes from time to time in accordance with applicable SEC and other legal requirements and in consideration of market and other conditions. See Note 10 - Long-Term Debt for additional information.

Revolving Credit Facility
On February 21, 2021, we entered into a senior secured credit agreement (the "Revolving Credit Facility"), with Wells Fargo Bank, National Association as administrative agent, and certain other lenders for a revolving loan credit facility, or the Revolving Credit Facility, in the aggregate principal amount of $200 million. The Revolving Credit Facility is guaranteed by Oscar Management Corporation (formerly Mulberry Management Corporation) and Oscar Management Corporation of Florida, each wholly owned subsidiaries of Oscar, and all of our future direct and indirect subsidiaries (subject to certain permitted exceptions, including exceptions for guarantees that would require material governmental consents or in respect of joint venture) (the "Guarantors"). Our Revolving Credit Facility is secured by a lien on substantially all of our and the Guarantors’ assets (subject to certain exceptions). Proceeds are to be used solely for general corporate purposes of the Company. The Revolving Credit Facility is available until February 2024, provided we are in compliance with all covenants.
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
As of June 30, 2022, there were no outstanding borrowings under the Revolving Credit Facility.
Term Loan Facility
On October 30, 2020, we entered into the term loan credit agreement with HPS Investment Partners, LLC, as administrative agent, and certain other lenders for the term loan facility (“Term Loan Facility”) in the aggregate principal amount of $150 million. In connection with the IPO, we repaid in full outstanding borrowings, including fees and expenses, under our Term Loan Facility, including a prepayment premium equal to 6.50% of the principal amount of the Term Loan Facility plus accrued and unpaid interest through the six-month anniversary of the closing date of the Term Loan Facility. For additional information regarding the Term Loan Facility, see Note 10 - Long-Term Debt of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Interest Rate, Commitment Fees
The interest rate applicable to borrowings under our Revolving Credit Facility is determined as follows, at our option: (a) a rate per annum equal to an adjusted London Inter-bank Offered Rate (“LIBOR”) plus an applicable margin of 4.50% (LIBOR is calculated based on one-, three- or six-month LIBOR, or such other period as agreed by all relevant Lenders, which is determined by reference to ICE Benchmark Administration Limited, but not less than 1.00%), or (b) a rate per annum equal to the Alternate Base Rate plus the applicable margin of 3.50% (the Alternate Base Rate is equal to the highest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, and (iii) LIBOR based on a one-month interest period, plus 1.00%). A commitment fee of 0.50% per annum is payable under our Revolving Credit Facility on the actual daily unused portions of the Revolving Credit Facility. The Revolving Credit Facility also contains LIBOR replacement provisions in the event LIBOR becomes unavailable during the term of this facility.

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

The following table shows summary cash flows information for the periods indicated:

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Net cash provided by operating activities	$777,316	$373,028	$404,288
Net cash provided by (used in) investing activities	181,388	(742,314)	923,702
Net cash provided by financing activities	300,160	1,214,538	(914,378)
Net increase in cash and cash equivalents and restricted cash equivalents	$1,258,864	$845,252	$413,612

Operating Activities
Net cash provided by operating activities increased $404.3 million to $777.3 million for the six months ended June 30, 2022, compared to $373.0 million provided by operating activities for the six months ended June 30, 2021, primarily due to membership growth, which resulted in increased premiums and accounts receivable and reinsurance recoverable under our quota share reinsurance program. Our risk adjustment transfer payable also increased as a result of membership growth and the health status of our members, who continue to have lower than average risk scores compared to the health status of other participants in ACA plans.

Investing Activities
Net cash provided by investing activities increased to $181.4 million for the six months ended June 30, 2022, compared to $742.3 million net cash used in investing activities for the six months ended June 30, 2021, an increase of $923.7 million. The increase was primarily due to the sale and maturity of securities within our investment portfolio and lower purchases of investments in 2022 compared to 2021.

Financing Activities
Net cash provided by financing activities decreased $914.4 million to $300.2 million for the six months ended June 30, 2022, compared to $1.2 billion for the six months ended June 30, 2021. The decrease was primarily due to net proceeds received from the sale of common stock during our IPO in March 2021, slightly offset by net proceeds received from the issuance of convertible notes in February 2022.

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
Interest rate risk
We are subject to interest rate risk in connection with the fair value of our investment portfolio, which consists of U.S. Treasury and agency securities, corporate notes, certificates of deposit, commercial paper and municipalities. Our primary market risk exposure is changes to prime rate-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. Assuming a hypothetical and immediate 1% increase in interest rates at June 30, 2022, the fair value of our investments would decrease by approximately $6.4 million. Any declines in interest rates over time would reduce our investment income.
Impact of inflation
Inflationary factors such as increases in health care costs may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our historical results of operations and financial condition have been immaterial. There can be no assurance, however, that our results of operations and financial condition will not be materially impacted by inflation in the future. For additional information on the impact that inflation may have on our ability to manage medical and administrative costs, see Part II, Item 1A “Risk Factors—Risks Related to Our Business—Failure to accurately estimate our incurred medical expenses or effectively manage our medical costs or related administrative costs could negatively affect our financial position, results of operations, and cash flows.”

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

In order to address the material weaknesses in internal control over IT general controls, management has implemented enhanced policies, procedures and related internal controls to ensure business processes achieve the intended control objectives and provide for greater clarity, scalability and sustainability.

In addition, management’s planned actions to remediate the material weaknesses include automating components of our change management and logical access processes, enhancing privileged access logging and monitoring reviews, and strengthening testing and approval controls for program development and change management to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately.

The implementation of these remediation efforts will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. The actions that we are taking are subject to ongoing senior management review, as well as Audit Committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weakness expeditiously.

Changes in Internal Control over Financial Reporting

We continue to update our design of internal controls to remediate the aforementioned material weakness and enhance our internal control environment. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
The information required under this Part II, Item 1 is set forth in Note 13 - Commitments and Contingencies to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Given that such proceedings are subject to uncertainty, there can be no assurance that such legal proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

Even if we successfully attract members in sufficient numbers to cover our costs, we may experience delays in operational start dates or decide to exit geographic markets or terminate insurance products, which could not only result in financial harm, but also reputational harm to our brand. For example, the Company has previously determined to exit geographic markets and terminate insurance products, and there can be no assurance that any future decisions to exit will not materially impact our financial condition. If competitors seek to retain market share by reducing prices, we may be forced to reduce our prices on similar plan offerings in order to remain competitive. There is no assurance that a reduction in our plan pricing would enable us to maintain our competitive position, and any such reduction could impact our financial condition or require a change in our operating strategies. As a result of these factors, entering new markets or introducing new health plans may decrease our profitability.

We also pursue opportunities to monetize our technology platform through +Oscar and we may be in discussions with respect to one or more such opportunities at any given time. To offer our +Oscar platform administrative services, we may be required to obtain and maintain licenses and approvals in new and existing markets, including for third party administrative services, utilization review administrative services, pharmacy benefit administration, or preferred provider network administration services. We may not be able to do so on our expected timetable or at all, or to otherwise expand our administrative service offerings and perform on our +Oscar or other commitments in an economically sustainable manner. Even if we are able to obtain necessary licenses and approvals, we have experienced certain operational challenges implementing our +Oscar arrangements, including meeting certain service level standards and, in the future, our +Oscar arrangements may pose further operational challenges, may not be implemented on our expected timetable or at all, may not perform as well as expected, may not achieve timely profitability or expected synergies, may require us to incur additional costs, may expose us to additional liability, or may result in limitations on our ability to offer products in certain insurance markets and geographic regions. In addition, if we are not able to successfully implement and/or perform on our +Oscar arrangements, this may limit our ability to retain current +Oscar clients or obtain +Oscar clients in the future.

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

Pursuing our growth strategy requires significant capital expenditures, the allocation of valuable management and operational resources, and the hiring of additional personnel, and may strain our operations and our financial and management controls and reporting systems and procedures. For example, we have experienced, and may in the future experience, challenges with respect to our operations, including with respect to our claims systems. We also have experienced and may in the future continue to experience attrition, which may further exacerbate these challenges. If we are unable to effectively execute our growth strategy and effectively manage our operations, systems and controls, our results of operations and financial condition could be materially and adversely affected.

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
•we are unable to maintain licenses and approvals, or there are material modifications or restrictions on our ability to offer insurance in our current markets or to participate on Health Insurance Marketplaces, obtain licenses and approvals to offer insurance in new markets, or to otherwise expand our plan offerings in an economically sustainable manner;
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

The public health emergency (“PHE”) for COVID-19 was most recently re-extended on July 15, 2022 through October 13, 2022. Under the continuous coverage requirements of the federal Families First Coronavirus Response Act (FFCRA), Medicaid redeterminations are paused through the duration of the PHE. While it is possible that the PHE could be further extended for another 90-day period beyond the current extension period, once the PHE extension ends and Medicaid redeterminations begin, we expect there could be an increase to our membership as well as increased pressure on our underwriting margin.

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

We also incur substantial administrative costs, particularly distribution costs, the costs of scaling and improving our operations and the costs of hiring and retaining personnel. External factors, including general economic conditions such as inflation and unemployment levels, are generally beyond our control and could further reduce our ability to accurately estimate and effectively control our administrative expenses, including the cost of our third party vendors. Furthermore, regulatory changes or developments may require us to change our existing practices with respect to broker commissions and could potentially result in a substantial increase in related costs or limit our ability to manage those costs in the future. For instance, on June 7, 2022, the CMS clarified its guidance that paying differential compensation to agents and brokers for coverage in the same benefit year based on whether the enrollment is completed during an Special Enrollment Period or during the Open Enrollment Period is prohibited under federal law. While Oscar had reduced broker commissions as of a certain date in certain states for operational and business reasons, as a result of this guidance, Oscar has reinstated payment of broker commissions in such states in accordance with the guidance. Any such increase in costs could cause our actual results to differ, potentially materially, from our prior expectations. As a result of our market expansion, expansion of our plan offerings and growth of our membership, our anticipated medical expenses and administrative costs are subject to additional uncertainty.

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

We have not been profitable since our inception in 2012 and had an accumulated deficit of $2.0 billion and $2.2 billion as of December 31, 2021 and June 30, 2022, respectively. We incurred net losses of $571.4 million, $112.1 million and $189.4 million in the year ended December 31, 2021 and the three and six months ended June 30, 2022, respectively. We expect to make significant investments to further market, develop, and expand our business, including by hiring additional personnel, continuing to develop our full stack technology platform, member engagement engine and operations, acquiring more members, maintaining existing members and investing in partnerships, collaborations and acquisitions, including through our +Oscar platform. The commissions we offer to brokers could also increase significantly as we compete to attract new members. As a public company, we also incur significant legal, accounting, compliance, and other expenses that we did not incur as a private company. We expect to continue to make such investments to grow our business. Despite these investments, we may not succeed in increasing our revenue or managing our costs on the timeline that we expect or in amounts sufficient to reduce our net loss and ultimately become profitable. Moreover, if our revenue declines, we may not be able to reduce costs in a timely manner because many of our costs are fixed, at least in the short-term. If we are unable to manage our costs effectively, this may limit our ability to optimize our business model, acquire new members, enter into +Oscar platform arrangements and grow our revenues. Accordingly, despite our best efforts to do so, we may not achieve or maintain profitability, and we may continue to incur significant losses in the future.

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

The ACA also established significant subsidies to support the purchase of health insurance by individuals, in the form of advanced premium tax credits, or APTCs, available through Health Insurance Marketplaces. The American Rescue Plan added additional APTCs for individuals at every household income level for 2021 and 2022; those additional APTCs are set to expire at the end of 2022. During the years ended December 31, 2021 and 2020, the direct policy premiums of approximately 73% and 60%, respectively, of our members were subsidized by APTCs. Although individuals would still be able to purchase coverage, possibly through marketplaces that continue to be maintained by certain states or by purchasing coverage directly from an insurer, the elimination or reduction of APTCs or other subsidies would make such coverage unaffordable to some individuals and could thereby reduce overall participation in the Health Insurance Marketplaces and our membership, which could have a significant adverse effect on our business and future operations, and our results of operations and financial condition. Further, the federal government’s continued refusal to fund cost sharing subsidies could additionally impact Health Insurance Marketplace enrollment. These market and political dynamics may increase the risk that our Health Insurance Marketplace products will be selected by individuals who have a higher risk profile or utilization rate or lower subsidization rate than we anticipated when we established the pricing for products on Health Insurance Marketplaces, possibly leading to financial losses.

Historically, there have been significant efforts to repeal, or limit implementation of, certain provisions of the ACA. Such initiatives include repeal of the individual mandate effective in 2019, as well as easing of the regulatory restrictions placed on short-term limited duration insurance and association health plans, some or all of which may provide fewer benefits than the traditional ACA-mandated insurance benefits. The ACA has also been subject to multiple judicial challenges surrounding its constitutionality. Ongoing political volatility could mean possible changes in state and federal legislation governing Health Insurance Marketplaces. Depending on these changes, this could result in fluctuations in participation from individuals seeking insurance coverage and/or possible non-renewal of existing policies. Because we rely on the Health Insurance Marketplaces, any changes to the ACA that result in reduced membership, or other changes in healthcare law and regulation, could materially and adversely impact our business, financial condition, and results of operations.

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

In addition, in each of the markets in which we operate, we are regulated by the relevant insurance and/or health and/or human services, or other government departments that oversee the activities of insurance and/or healthcare organizations providing or arranging to provide services to Medicare Advantage members, Health Insurance Marketplace enrollees, or other beneficiaries. For example, our health insurance subsidiaries must comply with minimum statutory capital and other financial solvency requirements, such as deposit and surplus requirements, and related reporting requirements, as well as price transparency requirements that mandate publication or disclosure of information related to the pricing or costs of covered items or services. In October 2020, HHS issued a health transparency regulation which went into effect in July 2022 (the “Health Plan Transparency Rule”). The Health Plan Transparency Rule requires monthly disclosures of detailed pricing information regarding our negotiated rates for all covered items and services with in-network providers and historical payments to, and billed charges from, out-of-network providers. Additional disclosures under the Health Plan Transparency Rule will be required beginning in 2023 (personalized out-of-pocket cost information and negotiated rates for specified healthcare items and services), which are further expanded in 2024 (all items and services). In December 2020, Congress passed the No Surprises Act, which requires health insurers to hold members harmless for out-of-network costs in certain circumstances, and requires that insurers and healthcare providers work to agree on out-of-network reimbursement, including through utilizing the independent dispute resolution process outlined in the No Surprises Act or a similar process established under applicable state law. The No Surprises Act became effective on January 1, 2022. Many states have enacted separate legislation addressing balance billing or surprise medical bills. These laws and regulations vary in their approach, resulting in different impacts on the health care system as a whole. Our health insurance subsidiaries must also comply with numerous statutes and regulations governing the sale, marketing, and administration of insurance. We have in the past, and we may in the future, fail to take actions mandated by federal and/or state laws or regulations with respect to changes in our health benefits, the health insurance policies for which individuals are eligible, proposed or actual premiums, and/or other aspects of individuals’ health insurance coverage. Such failures may result in our having to take corrective action, including making remediation payments to our members or paying fines to regulators, and may subject us to negative publicity. Any such failures could also negatively impact our ability to service our existing +Oscar platform arrangements and enter into new arrangements.

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
•require us to implement changes to our healthcare services and types of coverage, including the offering of standardized plans in addition to or in lieu of non-standardized benefit plan offerings, or prevent us from innovating and implementing technology solutions;
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

Additionally, under HIPAA, health insurers and other covered entities are also required to report breaches of PHI to affected individuals without unreasonable delay, not to exceed 60 days following discovery of the breach by a covered entity or its agents. Notification also must be made to the HHS-Office for Civil Rights and prominent media outlets in any states where 500 or more people are impacted by the breach. Ongoing review and oversight of these measures involves significant time, effort, and expense.

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

Some providers that render services to our members are not contracted with our health insurance subsidiaries. While our health insurance subsidiaries are required to meet various federal and state requirements regarding the size and composition of our participating provider networks, we generally contract with a select subset of, and not all, systems and providers in a given area. This allows us to work more closely with high quality health care systems that engage with us using our technology. That approach, however, makes it possible that our members will receive emergency services, or other services which we are required to cover by law or by the terms of our health plans, from providers who are not contracted with our health insurance subsidiaries. This situation is more likely for our members than for members who choose a plan from a competitor of ours with a broader network. In those cases, there is no pre-established contractual understanding between the provider and our health insurance subsidiary about the amount of compensation that is due to the provider. In some states, and under federal law for our business subject to the No Surprises Act and our Medicare Advantage business, the amount of compensation is defined by law or regulation. In certain situations, our health insurance subsidiaries are required to hold our members harmless for out-of-network costs, and to work directly with health care providers within the confines of state law or the No Surprises Act’s dispute resolution process to agree on reimbursement. Reimbursement for these out-of-network costs can be significant. It is difficult to predict the amount we may have to pay to out-of-network providers. The uncertainty of the amount to pay to such providers and the possibility of subsequent adjustment of the payment could materially and adversely affect our business, financial condition, cash flows, or results of operations.

Our revenue depends on the direct policy premiums we collect from members who obtain health care services from a limited number of in-network providers, and the loss of any of these providers could result in a material reduction of our membership, which would adversely impact our revenue and operating results.

Almost all of our revenue depends on the direct policy premiums we collect from members or from the federal government on behalf of our members who obtain health care services from a limited number of providers with whom we contract. We generally manage our provider contracts on a state-by-state basis, entering into separate contracts in each state with local affiliates of a particular provider, such that no one local provider contract receives a majority of our allowed medical costs for services rendered to our members. When aggregating the payments we make to each provider through its local affiliates, AdventHealth, HCA Healthcare and Atlantic Coast Healthcare Network (ACHN) accounted for a total of approximately 16%, 10% and 6%, respectively, of total allowable medical costs for the three months ended June 30, 2022, approximately 17%, 10% and 6%, respectively, of total allowable medical costs for the six months ended June 30, 2022 and approximately 18%, 10% and 6%, respectively, of total allowable medical costs for the year ended December 31, 2021. We believe that a majority of our revenue will continue to be derived from direct policy premiums obtained from members who receive services from a concentrated number of providers. These providers may terminate or seek to terminate their contracts with us in the future. The sudden loss of any of our providers or the renegotiation of any of our provider contracts could adversely impact our reputation or the quality of our provider networks, which could result in a loss of a membership that adversely affects our revenue and operating results.

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

We launched our business in 2012 and have a limited operating history. Due to our limited operating history and the rapid growth we have experienced since we began operations, there is greater uncertainty in estimating our operating results, and our historical results may not be indicative of, or comparable to, our future results. In addition, we have limited data to validate key aspects of our business model, including our growth strategy. For example, as a relatively new entrant in the small group market, we have limited experience and are unable to predict whether we will be able to effectively and consistently provide solutions that are tailored to the budgets of small businesses and to the health needs of their employees. Furthermore, as a relatively new entrant in the third party services market, we are unable to predict if we will be able to effectively and consistently service our +Oscar arrangements and any future +Oscar arrangements. We cannot provide any assurance that the data we collect will provide useful measures for evaluating our business model. Moreover, we cannot provide any assurance that partnerships or joint ventures we enter into in the future will perform as well as historical partnerships or expectations. Our inability to adequately assess our performance and growth could have a material adverse effect on our brand, reputation, business, financial condition, and results of operations.

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

If our reinsurers consistently and successfully dispute our obligations to make a claim payment under a given policy, if we cannot renegotiate renewals of our quota share reinsurance arrangements on acceptable terms, if we are unable to enter into reinsurance arrangements with other reinsurers, or if our reinsurance arrangements are not approved by any of our regulators (or if our regulators take a different view, whether prospectively or retroactively, with respect to the capital treatment of our reinsurance agreements), we may need to raise additional capital to comply with applicable regulatory requirements, which could be costly. For example, we estimate that had we not had any quota share reinsurance arrangements in place, the insurance subsidiaries would have been required to hold approximately $452.0 million of additional capital as of June 30, 2022, which Holdco would have been required to fund. If we are not able to comply with our funding requirements, we would have to enter into a corrective action plan or cease operations in jurisdictions where we could not comply with such requirements. Termination of our reinsurance arrangements would also increase our exposure to volatility in medical claims. As a result, termination of our reinsurance arrangements through one or more of these scenarios could harm our business, results of operations, and financial condition.

While our financial reporting is based on U.S. GAAP, our ability to receive capital reserve credit for a particular state subsidiary for our reinsurance agreements is determined by Statutory Accounting Principles, which are dependent upon state-specific laws and regulations, as interpreted and applied by state insurance regulators. In some states we are required to seek approval in advance of entering into reinsurance agreements; in others we are not, which means that we may learn of regulators’ concerns after the effective date of certain reinsurance agreements. From time to time, we include state-specific provisions in, or subsequently make state-specific amendments to, our reinsurance agreements to reflect capital reserve credit requirements imposed by particular state regulators. The net economic effect of such provisions or amendments may not be commercially favorable, and in some instances we have chosen, and may in the future choose, not to enter into certain types of reinsurance agreements, not to seek statutory reserve credit under certain agreements, or to terminate existing agreements rather than include provisions or make amendments required by a particular state in order to receive statutory reserve credit. As described above, any such decision would result in an increase in required capital in our insurance subsidiaries, which may be material.

Our reinsurance arrangements also subject us to various obligations, representations, and warranties with respect to the reinsurers. Reinsurance does not relieve us of liability as an insurer. If a reinsurer fails to meet its obligations under the reinsurance contract or if the liabilities exceed any applicable loss limit, we remain responsible for covering the claims on the reinsured policies. Additionally, our exposure under reinsurance arrangements may at times be disproportionately concentrated with a single reinsurer. Although we regularly evaluate the financial condition of reinsurers to minimize exposure to significant losses from reinsurer insolvencies, reinsurers may become financially unsound. If a reinsurer fails to meet its obligations or becomes financially unsound, we may have to cover the claims on such reinsured policies, which may be material.

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

We contract with third-party vendors and service providers who provide services to us and our subsidiaries to help with our internal administrative functions, as well as third-party vendors and service pro viders who help us administer our products and plans. For example, Oscar delegates pharmacy claims and network management to a pharmacy benefit manager (PBM), CVS/Caremark. In New Jersey, we contract with QualCare, which provides us with access to its network, which represents a significant portion of our medical network in New Jersey, and various network management services. The partial or complete loss of a vendor or other third-party relationship could cause a material disruption to our business and make it difficult and costly to provide services and products that our regulators and members expect, which could have a material adverse effect on our financial condition, cash flows, and results of operations.

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

Our arrangements with third-party vendors and service providers may make our operations vulnerable if those third parties, either directly or through their subcontractors, fail to satisfy their obligations to us, including their obligations to maintain and protect the security and confidentiality of our information and data, or the information and data relating to our members or customers. We are also at risk of a data security incident involving a vendor or third party, which could result in a breakdown of such third party’s data protection processes or cyber-attackers gaining access to our infrastructure through the third party. To the extent that a vendor or third party suffers a data security incident that compromises its operations, we could incur significant costs and possible service interruption. In addition, we may have disagreements with our third-party vendors or service providers regarding relative responsibilities for any such failures or incidents under applicable business associate agreements or other applicable outsourcing agreements. Any contractual remedies and/or indemnification obligations we may have for vendor or service provider failures or incidents may not be adequate to fully compensate us for any losses suffered as a result of any vendor’s failure to satisfy its obligations to us or under applicable law. Our vendor and service provider arrangements could be adversely impacted by changes in vendors’ or service providers’ operations or financial condition, or other matters outside of our control. Violations of, or noncompliance with, laws and/or regulations governing our business or noncompliance with contract terms by third-party vendors and service providers could increase our exposure to liability to our members, providers, or other third parties, or could result in sanctions and/or fines from the regulators that oversee our business. In turn, this could increase the costs associated with the operation of our business or have an adverse impact on our business and reputation. Moreover, if these vendor and service provider relationships were terminated for any reason, we may not be able to find alternative partners in a timely manner or on acceptable financial terms, and may incur significant costs and/or experience significant disruption to our operations in connection with any such vendor or service provider transition. As a result, we may not be able to meet the full demands of our members or customers and, in turn, our business, financial condition, and results of operations may be harmed. In addition, we may not fully realize the anticipated economic and other benefits from our outsourcing projects or other relationships we enter into with third-party vendors and service providers, as a result of unanticipated delays in transitioning our operations to the third-party vendor or service provider, such third-party vendor or service provider’s noncompliance with contract terms, unanticipated costs or expenses, or violations of laws and/or regulations, or otherwise. This could result in substantial costs or other operational or financial problems that could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

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

In addition, during periods of increased volatility, such as the current macroeconomic environment, adverse securities and credit markets, including due to rising interest rates, may exert downward pressure on the availability of liquidity and credit capacity for certain issuers. We need liquidity to pay our operating expenses, make payments on our indebtedness, if any, and pay capital expenditures. The principal sources of our cash receipts are premiums, administrative fees, investment income, proceeds from borrowings and proceeds from the issuance of capital stock. Our access to additional financing will depend on a variety of factors such as market conditions, including recessionary factors, the general availability of credit, the volume of trading activities, the availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If one or a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

From time to time, we may become involved in costly and time-consuming litigation and regulatory audits and actions, which require significant attention from our management.

From time to time, we are a defendant in lawsuits and the subject of regulatory actions, and are subject to audits, reviews, assessments and investigations relating to our business, including, without limitation, claims by members alleging failure to provide coverage or pay for or authorize payment for health care, claims related to non-payment or insufficient payments for services by providers, claims under U.S. securities laws, claims of trademark and other intellectual property infringement, claims alleging bad faith or unfair business practices, claims relating to sales, marketing and other business practices, inquiries regarding our submission of risk adjustment data, enforcement actions by state regulatory bodies alleging non-compliance with state law, financial and market conduct examinations by state regulatory bodies, and claims related to the imposition of new taxes, including, but not limited to, claims that may have retroactive application.

For example, on May 12, 2022, a securities class action lawsuit against the Company, certain of its directors and officers, and the underwriters that participated in the Company’s initial public offering was commenced in the United States District Court for the Southern District of New York, captioned Carpenter v. Oscar Health, Inc., Case No. 1:22-CV-03885-ALC-VF (S.D.N.Y.) (the “Securities Action”). The Securities Action alleges, among other things, violations of Sections 11 and 15 of the Securities Act based on the Company’s purported failure to disclose in its IPO registration statement growing COVID-19 testing and treatment costs, the impact of significant SEP membership, and risk adjustment data validation results for 2019 and 2020. According to the complaint, when the Company announced its financial results for the third quarter ended September 30, 2021, the Company’s stock price fell, causing investor losses. The plaintiff seeks unspecified compensatory damages as well as interest, fees and costs.

In addition, certain of the Company’s health insurance subsidiaries have been or are currently undergoing review by state regulators, including for, among other matters, compliance with applicable laws and regulations and reviews of financial condition. We also may receive subpoenas and other requests for information from various federal and state agencies, regulatory authorities, state Attorneys General, committees, subcommittees, and members of the U.S. Congress and other state, federal, and international governmental authorities.

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

Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining, motivating and incentivizing our existing employees. Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to hire new employees and to retain, motivate, and incentivize existing employees. For example, from the completion of our IPO through June 30, 2022, our closing stock price ranged from a high of $36.77 to a low of $4.06. As such, the underlying value of the equity awards held by our employees also fluctuates. Additionally, if and when the stock options or other equity awards are substantially vested, employees under such equity arrangements may be more likely to leave, particularly when the underlying shares have appreciated.

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

We are a public reporting company subject to the rules and regulations established by the SEC and the NYSE. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to continue to place a considerable strain on our financial and management systems, processes, and controls, as well as on our personnel.

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

As disclosed in Part II, Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K, we identified material weaknesses in our internal control over financial reporting related to information technology general controls. As a result, we concluded that our disclosure controls and procedures were not effective as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified in Item 9A in our Annual Report on Form 10-K did not result in any misstatement of our financial statements. We are in the process of remediating the material weakness.

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

We currently derive substantially all of our revenue from direct policy premiums and recognize premium revenue over the period that coverage is effective. There can be no assurance that we will receive premiums in advance of or by the end of a given coverage period. Moreover, actions taken by state and federal governments could increase the likelihood of delay in our receipt of premiums. For example, in early responses to the COVID-19 pandemic, state insurance departments, including in states in which we operate, issued guidelines, recommendations, and moratoria around policy cancellations and non-renewals due to non-payment. While none of such state or federal required or recommended moratoria carried over into 2022, if such or similar measures were to be reintroduced and to remain in place for an extended period due to a resurgence of COVID-19 or for other reasons, including unanticipated public health or economic crises, our receipt of premiums, if any, could be significantly delayed, which could have a material adverse effect on our business, operations, cash flows, or earnings.

The federal government also periodically considers reducing or reallocating the amount of money it spends for Medicare. Medicare remains subject to the automatic spending reductions imposed by the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012. This includes aggregate reductions of Medicare payments to providers and reduced payments to several types of Medicare providers, which will remain in effect through 2030. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) had temporarily suspended sequestration to Medicare from May 1, 2020, through March 31, 2022, and limited Medicare payment reductions to 1% from April 1, 2022, through June 30, 2022. The cuts scale up to 2% per fiscal year on July 1, 2022 and an additional 4% Medicare reimbursement reduction is slated for 2023. We anticipate these and any future similar initiatives will require government agencies to find funding alternatives, which may result in reductions in funding for programs, contraction of covered benefits, and limited or no premium rate increases, or premium rate decreases.

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

As of June 30, 2022, we had federal income tax NOLs of $1.80 billion available to offset our future taxable income, if any, prior to consideration of annual limitations that may be imposed under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) or otherwise. Of our NOLs, approximately $1.11 billion of losses will expire between 2032 and 2042, and $692 million of losses can be carried forward indefinitely.

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

A breach of any of these covenants, or any other covenant in the documents governing our Revolving Credit Facility, could result in a default or event of default under our Revolving Credit Facility. In the event of any event of default under our Revolving Credit Facility, the applicable lenders or agents could elect to terminate borrowing commitments and declare all borrowings and loans outstanding thereunder, if any, together with accrued and unpaid interest and any fees and other obligations, to be immediately due and payable. In addition, or in the alternative, the applicable lenders or agents could exercise their rights under the security documents entered into in connection with our Revolving Credit Facility. We pledged substantially all of our assets as collateral securing our Revolving Credit Facility and any such exercise of remedies on any material portion of such collateral would likely materially adversely affect our business, financial condition or results of operations.

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

The Revolving Credit Facility has interest rate payments determined directly or indirectly based on LIBOR. Uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the performance of LIBOR relative to its historic values. The Revolving Credit Facility contains “hardwired” benchmark replacement provisions with “early opt-in” triggers that permit the replacement of LIBOR prior to the phasing out of published LIBOR rates. The benchmark replacement language contemplates the use of an alternative benchmark rate to be selected by the Administrative Agent. Even if financial instruments are transitioned to alternative benchmarks, such as SOFR, successfully, the new benchmarks are likely to differ from LIBOR, and our interest expense associated with our outstanding indebtedness or any future indebtedness we incur may increase. Further, transitioning to an alternative benchmark rate, such as SOFR, may result in us incurring significant expense and legal risks, as renegotiation and changes to documentation may be required in effecting the transition. Any alternative benchmark rate may be calculated differently than LIBOR and may increase the interest expense associated with our existing or future indebtedness.

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

Provisions in the Revolving Credit Facility or the Indenture governing the 2031 Notes could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the Revolving Credit Facility, the 2031 Notes and the Indenture could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change (as defined in the Indenture governing the 2031 Notes), then noteholders will have the right to require us to repurchase their 2031 Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change (as defined in the Indenture governing the 2031 Notes), then we may be required to temporarily increase the conversion rate. Further, if a takeover constitutes a change in control (as defined in the Revolving Credit Facility), such takeover would constitute an event of default under the Revolving Credit Facility. In any such case, and in other cases, our obligations under the Revolving Credit Facility, the 2031 Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

Risks Related to Ownership of Our Class A Common Stock

The dual class structure of our common stock will have the effect of concentrating voting control with Thrive Capital and our Co-Founders for the foreseeable future, which will limit the ability of our other investors to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of June 30, 2022, the holders of our outstanding Class B common stock, which consist of Thrive Capital and our Co-Founders, beneficially own 22.6% of our outstanding capital stock and hold 82.9% of the voting power of our outstanding capital stock (assuming the exercise of all options to acquire shares of Class B common stock and the conversion of the 2031 Notes, in each case that are beneficially owned as of June 30, 2022). Thrive Capital and Joshua Kushner (as the sole managing member of the Thrive General Partners), in particular, beneficially own 19.5% of our outstanding capital stock and hold 75.4% of the voting power of our outstanding capital stock as of June 30, 2022. Because of the 20-to-one voting ratio between our Class B common stock and Class A common stock, the holders of Class B common stock, in particular Thrive Capital and Joshua Kushner (as the sole managing member of the Thrive General Partners), collectively control over a majority of the combined voting power of all of our Class A common stock and Class B common stock and therefore will continue to be able to control all matters submitted to our stockholders for approval until a significant portion of such shares of outstanding Class B common stock have been converted to shares of Class A common stock. This concentrated control limits or precludes the ability of our other investors to influence corporate matters for the foreseeable future. For example, Thrive Capital and our Co-Founders have sufficient voting power to determine the outcome with respect to elections of directors, amendments to our certificate of incorporation, amendments to our bylaws that are subject to a stockholder vote, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval for the foreseeable future. In addition, this concentrated control may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. This control may also adversely affect the market price of our Class A common stock.

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

We anticipate incurring substantial stock-based compensation expense related to performance-based awards, including particularly the Founders Awards, which may have an adverse effect on our financial condition and results of operations and may result in substantial dilution

We have in the past and may in the future grant performance-based awards, as a result of which we may incur substantial stock-based compensation expenses and may expend substantial funds to satisfy tax withholding and remittance obligations. For example, in connection with our IPO, on March 5, 2021 we granted to Mario Schlosser and Joshua Kushner, our Co-Founders, an aggregate of 6,344,779 long-term performance-based restricted stock units (“PSUs”), which we refer to as the Founders Awards.

Mr. Schlosser’s Founders Award consists of PSUs that cover 4,229,853 shares of Class A common stock, and Mr. Kushner’s Founders Award consists of PSUs that cover 2,114,926 shares of Class A common stock, in each case, at target levels.. Each Founders Award will be eligible to vest based on the achievement of five pre-determined stock price goals ranging from $90.00 to $270.00 per share over a seven-year period following March 5, 2021, the closing of our IPO. Half of each Founders Award will become earned based on the achievement of such stock price goals (measured as a volume-weighted average stock price over 180 days) at any time between the second and seventh anniversaries of the closing of our IPO. The remaining half of each Founders Award also will become earned based on achieving the same stock price goals, but the period for measuring the achievement of those goals will be scaled between the second and seventh anniversaries of the closing of our IPO. Any PSUs that become earned PSUs will vest on, as applicable the third, fourth, fifth, sixth and/or seventh anniversary of the closing of our IPO or, if later, the date on which the applicable stock price goal is achieved, subject to continued service. Any PSUs that do not vest prior to or on the seven-year anniversary of the grant date automatically will be terminated without consideration. The PSUs are also subject to certain vesting acceleration terms. We will continue to record substantial stock-compensation expense for the Founders Awards. As of June 30, 2022, the amount of unrecognized compensation expense for the PSUs subject to the Founders Awards is $62.2 million, which is expected to be recognized over a weighted-average period of 3.37 years.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 11, 2022, the Board of Directors approved a reinstatement of our Chief Executive Officer's base salary to $600,000, which our Chief Executive Officer had voluntarily reduced to $430,000 on May 16, 2020 in connection with the COVID-19 pandemic.

Item 6. Exhibits

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Oscar Health, Inc.	8-K	001-40154	3.1	3/8/2021
3.2	Amended and Restated Bylaws of Oscar Health Inc.	8-K	001-40154	3.2	3/8/2021
4.1	Specimen Common Stock Certificate of Oscar Health, Inc.	S-1/A	333-252809	4.1	2/22/2021
4.2	Thirteenth Amended and Restated Investors’ Rights Agreement, dated as of May 3, 2022, by and among Oscar Health, Inc. and the investors party thereto					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (as formatted as					*

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSCAR HEALTH, INC.

Date: August 11, 2022	By:	/s/ Mario Schlosser
Mario Schlosser
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ R. Scott Blackley
R. Scott Blackley
Chief Financial Officer
(Principal Financial Officer)

Date: August 11, 2022	By:	/s/ Victoria Baltrus
Victoria Baltrus
Chief Accounting Officer
(Principal Accounting Officer)