Form 10-Q
period 2022-09-30
Oscar Health, Inc.
filed 2022-11-09
CIK 1568651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of October 31, 2022
Class A Common Stock, par value $0.00001 per share	179,639,669
Class B Common Stock, par value $0.00001 per share	35,115,807

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
•“health insurance subsidiary” refers to any subsidiary of Oscar Health, Inc. that has applied for or received a license, certification or authorization to sell health plans by any state Department of Insurance, Department of Financial Services, Department of Health, or comparable regulatory authority. As of September 30, 2022, Oscar Health, Inc. had 15 health insurance subsidiaries.
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
•“Open Enrollment Period” refers to the yearly period when individuals and families can enroll in a health plan or make changes to an existing health plan. In most states, the 2022 Open Enrollment Period for the Individual market generally started on November 1, 2021 and lasted through January 15, 2022. The 2023 Open Enrollment Period for the Individual market in the majority of states began on November 1, 2022 and will last through at least January 15, 2023. The 2022 Open Enrollment Period for the Individual market was extended in certain states in which Oscar does business due to the ongoing COVID-19 pandemic emergency; see “2022 Special Enrollment Periods” below for additional information. The Medicare Advantage Open Enrollment Period, which permits switching between Medicare Advantage plans, started on January 1, 2022 and ended on March 31, 2022.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Oscar Health, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2022	December 31, 2021
Assets:
Current Assets:
Cash and cash equivalents	$2,112,930	$1,103,995
Short-term investments	718,228	587,086
Premiums and accounts receivable	215,471	138,414
Risk adjustment transfer receivable	44,256	40,659
Reinsurance recoverable	824,478	431,990
Other current assets	15,811	3,782
Total current assets	3,931,174	2,305,926
Property, equipment, and capitalized software, net	56,492	46,611
Long-term investments	196,454	844,476
Restricted deposits	27,459	28,085
Other assets	97,130	96,552
Total assets	$4,308,709	$3,321,650

Liabilities and Stockholders' Equity
Current Liabilities:
Benefits payable	$995,760	$513,582
Risk adjustment transfer payable	1,078,694	794,398
Premium deficiency reserve	14,966	29,246
Unearned premiums	75,134	75,044
Accounts payable and other liabilities	252,358	234,788
Reinsurance payable	435,632	205,231
Total current liabilities	2,852,544	1,852,289
Long-term debt	297,805	—
Other liabilities	73,791	76,839
Total liabilities	3,224,140	1,929,128
Commitments and contingencies (Note 13)
Stockholders' Equity
Preferred stock, $0.00001 par value; 82,500,000 shares authorized, none issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.00001 par value; 825,000,000 shares authorized, 179,639,669 shares issued and outstanding as of September 30, 2022 and 175,212,223 shares issued and outstanding as of December 31, 2021	2	2
Class B common stock, $0.00001 par value; 82,500,000 shares authorized, 35,115,807 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Treasury stock (314,600 shares as of September 30, 2022 and December 31, 2021)	(2,923)	(2,923)
Additional paid-in capital	3,479,392	3,393,533
Accumulated deficit	(2,379,941)	(1,999,712)
Accumulated other comprehensive income (loss)	(14,491)	(3,671)
Total Oscar Health, Inc. stockholders' equity	1,082,039	1,387,229
Noncontrolling interests	2,530	5,293
Total stockholders' equity	1,084,569	1,392,522
Total liabilities and stockholders' equity	$4,308,709	$3,321,650
See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Premiums before ceded reinsurance	$1,318,048	$673,460	$4,001,589	$2,007,486
Reinsurance premiums ceded	(364,384)	(231,717)	(1,097,929)	(669,047)
Premiums earned	953,664	441,743	2,903,660	1,338,439
Administrative services revenue	19,421	1,548	58,366	2,242
Investment income and other revenue	5,342	688	6,485	1,967
Total revenue	978,427	443,979	2,968,511	1,342,648

Operating Expenses
Claims incurred, net	852,689	453,576	2,395,894	1,141,503
Other insurance costs	174,978	111,302	510,580	285,929
General and administrative expenses	78,557	60,003	233,975	175,741
Federal and state assessments	71,114	35,453	209,730	102,841
Premium deficiency reserve release	(6,539)	(4,675)	(14,280)	(15,139)
Total operating expenses	1,170,799	655,659	3,335,899	1,690,875
Loss from operations	(192,372)	(211,680)	(367,388)	(348,227)
Interest expense	6,126	398	16,488	4,323
Other expenses (income)	(3,336)	—	(1,076)	—
Loss on extinguishment of debt	—	—	—	20,178
Loss before income taxes	(195,162)	(212,078)	(382,800)	(372,728)
Income tax expense (benefit)	(1,615)	(597)	192	957
Net loss	(193,547)	(211,481)	(382,992)	(373,685)
Less: Net income (loss) attributable to noncontrolling interests	(634)	—	(2,763)	—
Net loss attributable to Oscar Health, Inc.	$(192,913)	$(211,481)	$(380,229)	$(373,685)

Earnings (Loss) per Share
Net loss per share attributable to Oscar Health, Inc., basic and diluted	$(0.91)	$(1.02)	$(1.80)	$(2.22)
Weighted average common shares outstanding, basic and diluted	212,822,733	208,159,343	211,560,332	168,585,157

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(193,547)	$(211,481)	$(382,992)	$(373,685)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	730	57	(10,820)	(862)
Comprehensive loss	$(192,817)	$(211,424)	$(393,812)	(374,547)

Comprehensive income (loss) attributable to noncontrolling interests	$(634)	$—	$(2,763)	—
Comprehensive loss attributable to Oscar Health, Inc.	$(192,183)	$(211,424)	$(391,049)	$(374,547)

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity
(in thousands, except share amounts)
(unaudited)

	Class A		Class B
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders' Equity
December 31, 2021	175,212,223	$2	35,115,807	$—	$(2,923)	$3,393,533	$(1,999,712)	$(3,671)	$5,293	$1,392,522
Issuance of common stock from equity incentive plans	596,556	—	—	—	—	560	—	—	—	560
Stock-based compensation expense	—	—	—	—	—	27,690	—	—	—	27,690
Joint venture contributions	—	—	—	—	—	250	—	—	—	250
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	—	(8,535)	—	(8,535)
Net loss	—	—	—	—	—	—	(75,152)	—	(2,168)	(77,320)
March 31, 2022	175,808,779	$2	35,115,807	$—	$(2,923)	$3,422,033	$(2,074,864)	$(12,206)	$3,125	$1,335,167
Issuance of common stock from equity incentive plans	1,227,353	—	—	—	—	364	—	—	—	364
Stock-based compensation expense	—	—	—	—	—	26,991	—	—	—	26,991
Joint venture contributions	—	—	—	—	—	1,021	—	—	—	1,021
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	—	(3,015)	—	(3,015)
Net loss	—	—	—	—	—	—	(112,164)	—	39	(112,125)
June 30, 2022	177,036,132	$2	35,115,807	$—	$(2,923)	$3,450,409	$(2,187,028)	$(15,221)	$3,164	$1,248,403
Issuance of common stock from equity incentive plans	2,603,537	—	—	—	—	370	—	—	—	370
Stock-based compensation expense	—	—	—	—	—	28,560	—	—	—	28,560
Joint venture contributions	—	—	—	—	—	53	—	—	—	53
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	—	730	—	730
Net loss	—	—	—	—	—	—	(192,913)	—	(634)	(193,547)
September 30, 2022	179,639,669	$2	35,115,807	$—	$(2,923)	$3,479,392	$(2,379,941)	$(14,491)	$2,530	$1,084,569

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (continued)
(in thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock (Series A/Series B)		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
December 31, 2020	400,904,302	$1,744,911	31,409,202	$2	—	$—	—	$—	$(2,923)	$133,255	$(1,427,106)	$879	$(1,295,893)
Conversion of pre-IPO shares to Class A and Class B common stock	(400,904,302)	(1,744,911)	(31,409,202)	(2)	130,280,651	1	35,115,807	—	—	1,744,911	—	—	1,744,910
Issuance of common stock upon IPO, net of underwriting discount	—	—	—	—	36,391,946	1	—	—	—	1,338,874	—	—	1,338,875
Issuance of common stock upon exercise of warrants and call options	—	—	—	—	1,115,973	—	—	—	—	37,071	—	—	37,071
Issuance of common stock from equity incentive plans	—	—	—	—	4,272,060	—	—	—	—	29,805	—	—	29,805
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	19,115	—	—	19,115
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	—	—	—	—	—	(275)	(275)
Net loss	—	—	—	—	—	—	—	—	—	—	(88,881)	—	(88,881)
March 31, 2021	—	$—	—	$—	172,060,630	$2	35,115,807	$—	$(2,923)	$3,303,031	$(1,515,987)	$604	$1,784,727
Issuance of common stock from equity incentive plans	—	—	—	—	393,581	—	—	—	—	3,033	—	—	3,033
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	18,273	—	—	18,273
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	—	—	—	—	—	(644)	(644)
Net loss	—	—	—	—	—	—	—	—	—	—	(73,323)	—	(73,323)
June 30, 2021	—	$—	—	$—	172,454,211	$2	35,115,807	$—	$(2,923)	$3,324,337	$(1,589,310)	$(40)	$1,732,066
Issuance of common stock from equity incentive plans	—	—	—	—	1,602,687	—	—	—	—	11,429	—	—	11,429
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	20,640	—	—	20,640
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	—	—	—	—	—	57	57
Net loss	—	—	—	—	—	—	—	—	—	—	(211,481)	—	(211,481)
September 30, 2021	—	$—	—	$—	174,056,898	$2	35,115,807	$—	$(2,923)	$3,356,406	$(1,800,791)	$17	$1,552,711

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(382,992)	$(373,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred taxes	6	8
Net realized gain (loss) on sale of financial instruments	1,269	(268)
Loss on fair value of warrant liabilities	—	12,856
Depreciation and amortization expense	11,548	10,635
Amortization of debt issuance costs	519	329
Stock-based compensation expense	83,241	58,028
Investment amortization, net of accretion	4,138	5,490
Debt extinguishment loss	—	20,178
Changes in assets and liabilities:
(Increase) / decrease in:
Premiums and accounts receivable	(77,057)	(52,211)
Risk adjustment transfer receivable	(3,597)	(11,941)
Reinsurance recoverable	(392,488)	165,604
Other assets	(12,159)	(6,434)
Increase / (decrease) in:
Benefits payable	482,178	185,410
Unearned premiums	90	(15,729)
Premium deficiency reserve	(14,280)	(15,139)
Accounts payable and other liabilities	13,842	25,788
Reinsurance payable	230,401	(122,003)
Risk adjustment transfer payable	284,296	(103,140)
Net cash provided by (used in) operating activities	228,955	(216,224)
Cash flows from investing activities:
Purchase of investments	(343,178)	(1,525,908)
Sale of investments	360,449	422,030
Maturity of investments	483,224	364,254
Purchase of property, equipment and capitalized software	(21,882)	(18,679)
Change in restricted deposits	1,548	3,625
Net cash provided by (used in) investing activities	480,161	(754,678)
Cash flows from financing activities:
Proceeds from long-term debt	305,000	—
Payments of debt issuance costs	(7,035)	—
Proceeds from joint venture contribution	1,324	—
Debt prepayment	—	(153,173)
Debt extinguishment costs	—	(12,994)
Proceeds from IPO, net of underwriting discounts	—	1,348,321
Offering costs from IPO	—	(9,447)
Proceeds from exercise of warrants and call options	—	9,191
Proceeds from exercise of stock options	1,294	43,841
Net cash provided by financing activities	300,583	1,225,739
Increase in cash, cash equivalents and restricted cash equivalents	1,009,699	254,837
Cash, cash equivalents, restricted cash and cash equivalents—beginning of period	1,125,557	843,105
Cash, cash equivalents, restricted cash and cash equivalents—end of period	2,135,256	1,097,942

Cash and cash equivalents	2,112,930	1,076,699
Restricted cash and cash equivalents included in restricted deposits	22,326	21,243
Total cash, cash equivalents and restricted cash and cash equivalents	$2,135,256	$1,097,942

Oscar Health, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited) (continued)

Supplemental Disclosures:
Interest payments	$9,810	$3,994
Income tax payments	$1,660	936

Non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$—	$1,744,914
Net exercise of preferred stock warrants to preferred stock upon initial public offering	$—	$28,248
Adjustment to fair value of preferred stock warrant liability upon initial public offering	$—	$13,243

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

2.    RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements - Recently Adopted
In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"). The ASU 2020-06 simplified the accounting for convertible debt instruments by reducing the number of accounting models required under current GAAP. It requires convertible debt instruments to be accounted for under one of the following three models: embedded derivative, substantial premium, or no proceeds allocated (traditional debt) models. It eliminates the cash conversion and beneficial conversion feature models and amends the requirements for a conversion option to be classified in equity. The guidance also simplifies the diluted earnings per share calculations for certain convertible debt instruments. ASU 2020-06 was adopted on January 1, 2022 and did not have an impact on the Company's consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Direct policy premiums	$1,644,880	$895,407	$4,962,133	$2,554,296
Assumed premiums	37,409	3,830	96,294	9,426
Direct and Assumed Policy Premiums	1,682,289	899,237	5,058,427	2,563,722
Risk adjustment	(364,241)	(225,777)	(1,056,838)	(556,236)
Premiums before ceded reinsurance	1,318,048	673,460	4,001,589	2,007,486
Reinsurance premiums ceded	(364,384)	(231,717)	(1,097,929)	(669,047)
Total premiums earned	$953,664	$441,743	$2,903,660	$1,338,439

The following table summarizes the amounts of direct policy premiums received directly from CMS as part of APTC and Medicare Advantage for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
APTC	$1,393,664	$668,647	$4,185,920	$1,812,335
Medicare Advantage	13,304	9,969	41,610	29,472
Total paid by CMS	$1,406,968	$678,616	$4,227,530	$1,841,807

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

Revenue is recognized in the period the contractual performance obligations are satisfied and measured in an amount that reflects the consideration the Company expects to be entitled to in exchange for performing the services. The timing of the Company's revenue recognition may differ from the timing of payment by customers. A receivable is recorded when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, deferred revenue is recognized when payment is received before the performance obligations are satisfied. As of September 30, 2022 and December 31, 2021, receivables from contracts with customers were $24.0 million and $2.8 million, respectively, and are reported within premiums and accounts receivable on the consolidated balance sheets.

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

The composition of total reinsurance premiums ceded and reinsurance premiums assumed, which are included as components of total premiums earned in the consolidated statement of operations, is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Reinsurance premiums ceded, gross	$(382,597)	$(220,472)	$(1,143,565)	$(724,512)
Experience refunds	18,213	(11,245)	45,636	55,465
Reinsurance premiums ceded	(364,384)	(231,717)	(1,097,929)	(669,047)
Reinsurance premiums assumed	37,409	3,830	96,294	9,426
Total reinsurance premiums (ceded) and assumed	$(326,975)	$(227,887)	$(1,001,635)	$(659,621)

The Company records claims expense net of reinsurance recoveries. The following table reconciles the total claims expense to the net claims expense as presented in the consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Direct claims incurred	$1,153,270	$668,966	$3,255,721	$1,725,089
Ceded reinsurance claims	(339,248)	(220,894)	(955,291)	(593,175)
Assumed reinsurance claims	38,667	5,504	95,464	9,589
Total claims incurred, net	$852,689	$453,576	$2,395,894	$1,141,503

The Company records selling, general and administrative expenses net of reinsurance ceding commissions. The following table reconciles total other insurance costs to the amount presented in the consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Other insurance costs, gross	$215,064	$129,516	$629,993	$343,915
Reinsurance ceding commissions	(40,086)	(18,214)	(119,413)	(57,986)
Other insurance costs, net	$174,978	$111,302	$510,580	$285,929

The Company classifies reinsurance recoverable within current assets on its consolidated balance sheets. The composition of the reinsurance recoverable balance is as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Ceded reinsurance claim recoverables	$718,058	$406,017
Reinsurance ceding commissions	45,181	23,517
Experience refunds on reinsurance agreements	61,239	2,456
Reinsurance recoverable	$824,478	$431,990

Credit Ratings
The financial condition of the Company's reinsurers is regularly evaluated to minimize exposure to significant losses. A key credit quality indicator for reinsurance is the financial strength ratings issued by the credit rating agencies, which provide an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The Company's reinsurers have most recently been issued financial strength ratings of AA- (Fitch) and AA (Fitch).

The creditworthiness of each reinsurer is evaluated in order to assess counterparty credit risk and estimate an allowance for expected credit losses on the Company's reinsurance recoverable balances. As of September 30, 2022, the allowance for credit losses for reinsurance recoverables was not material.

5.BUSINESS ARRANGEMENTS

Holy Cross Health/Memorial Partnership
In 2021, the Company partnered with Holy Cross Hospital, Inc. (“Holy Cross”), a top-rated health, teaching and research institution, and Memorial Healthcare System, a leading provider in high-quality healthcare services, to form a joint venture arrangement for its co-branded Medicare Advantage plan in Florida. As part of this arrangement, Holy Cross and Memorial Foundation, Inc. jointly own an indirect 50% interest in one of the Company's consolidated subsidiaries. As a result, the Company presents noncontrolling interest on its consolidated balance sheets and net loss attributable to noncontrolling interests on its consolidated statement of operations.

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
The following table presents the collective assets and liabilities of the Company's variable interest entities:

	September 30, 2022	December 31, 2021
	(in thousands)
Assets	$138,683	$123,524
Liabilities	$84,169	$70,165

6.RESTRICTED CASH AND RESTRICTED DEPOSITS

The Company maintains cash, cash equivalents and investments on deposit or pledged primarily to various state agencies in connection with its insurance licensure. The restricted cash and cash equivalents and restricted investments presented below are included in “restricted deposits” in the accompanying consolidated balance sheets.

	September 30, 2022	December 31, 2021
	(in thousands)
Restricted cash and cash equivalents	$22,326	$21,562
Restricted investments	5,133	6,523
Restricted Deposits	$27,459	$28,085
7.    INVESTMENTS

The following tables provide summaries of the Company's investments by major security type as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. treasury and agency securities	$564,340	$111	$(7,834)	$556,617
Corporate notes	317,898	10	(6,114)	311,794
Municipalities	26,130	—	(536)	25,594
Certificate of deposit	18,649	—	—	18,649
Commercial paper	2,028	—	—	2,028
Total	$929,045	$121	$(14,484)	$914,682

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. treasury and agency securities	$895,865	$34	$(1,837)	$894,062
Corporate notes	454,416	2	(1,746)	452,672
Municipalities	50,366	10	(140)	50,236
Certificate of deposit	21,370	—	—	21,370
Commercial paper	13,222	—	—	13,222
Total	$1,435,239	$46	$(3,723)	$1,431,562

The following table summarizes those available-for-sale investments that have been in a continuous loss position for less than 12 months at September 30, 2022 and December 31, 2021.

	September 30, 2022
	Number of Securities	Fair Value	Gross Unrealized Losses
		(in thousands)
U.S. treasury and agency securities	52	$221,787	$(4,710)
Corporate notes	233	197,987	(3,773)
Municipalities	31	$8,026	(145)
Total	316	$427,800	$(8,628)

	December 31, 2021
	Number of Securities	Fair Value	Gross Unrealized Losses
		(in thousands)
U.S. treasury and agency securities	108	$894,060	$(1,837)
Corporate notes	357	452,672	(1,746)
Municipalities	108	50,236	(140)
Total	573	$1,396,968	$(3,723)

The following table summarizes those available-for-sale securities that have been in a continuous unrealized loss position for longer than twelve months as of September 30, 2022. The available-for-sale securities that have been in a continuous unrealized loss position for longer than twelve months as of December 31, 2021 are immaterial.

	September 30, 2022
	Number of Securities	Fair Value	Gross Unrealized Losses
		(in thousands)
U.S. treasury and agency securities	24	$205,203	$(3,123)
Corporate notes	89	107,230	(2,342)
Municipalities	44	$13,884	(391)
Total	157	$326,317	$(5,856)

The amortized cost and fair value of the Company's fixed maturity securities as of September 30, 2022 by contractual maturity are shown below. Actual maturities of these securities could differ from their contractual maturities because issuers may have the right to call or prepay obligations, with or without penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$729,839	$718,228
Due after one year through five years	199,206	196,454
Total	$929,045	$914,682

Net investment income was attributable to the following:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Interest income	$5,987	$3,125	$9,069	$7,054
Investment discount amortization net of premium accretion	(972)	(2,458)	(4,101)	(5,520)
Net realized gain (loss)	(761)	21	(1,270)	271
Total	$4,254	$688	$3,698	$1,805

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

The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$249,428	$—	$—	$249,428
Investments
U.S. treasury and agency securities	$—	$556,617	$—	$556,617
Corporate notes	—	311,794	—	311,794
Municipalities	—	25,594	—	25,594
Certificates of deposit	—	18,649	—	18,649
Commercial paper	—	2,028	—	2,028
Restricted investments
U.S. treasury securities	$—	$5,133	$—	$5,133
Total Assets	$249,428	$919,815	$—	$1,169,243

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets	(in thousands)
Cash equivalents	$45,265	$1,001	$—	$46,266
Investments
U.S. treasury and agency securities	$—	$894,062	$—	$894,062
Corporate notes	—	452,672	—	452,672
Municipalities	—	50,236	—	50,236
Certificates of deposit	—	21,370	—	21,370
Commercial paper	—	13,222	—	13,222
Restricted investments
U.S. treasury securities	$—	$6,523	$—	$6,523
Total Assets	$45,265	$1,439,086	$—	$1,484,351

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
The following table provides a rollforward of the Company’s beginning and ending benefits payable and claims adjustment expenses ("CAE") payable balances for the nine months ended September 30, 2022 and 2021:

	As of September 30, 2022
	Benefits Payable	Unallocated Claims Adjustment Expense	Total
	(in thousands)
Benefits payable, beginning of the period	$513,582	$9,101	$522,683
Less: Reinsurance recoverable	159,180	—	159,180
Benefits payable, beginning of the period, net	$354,402	$9,101	$363,503

Claims incurred and CAE
Current year	$2,388,122	$94,242	$2,482,364
Prior years	7,772	—	7,772
Total claims incurred and CAE, net	$2,395,894	$94,242	$2,490,136

Claims paid and CAE
Current year	$1,866,922	$77,015	$1,943,937
Prior years	207,322	9,101	216,423
Total claims and CAE paid, net	$2,074,244	$86,116	$2,160,360

Benefits and CAE payable, end of period, net	$676,052	$17,227	$693,279
Add: Reinsurance recoverable	319,708	—	319,708
Benefits and CAE payable, end of period	$995,760	$17,227	$1,012,987

	As of September 30, 2021
	Benefits Payable	Unallocated Claims Adjustment Expense	Total
	(in thousands)
Benefits payable, beginning of the period	$311,914	$5,509	$317,423
Less: Reinsurance recoverable	132,658	—	132,658
Benefits payable, beginning of the period, net	$179,256	$5,509	$184,765

Claims incurred and CAE
Current year	$1,151,734	$43,239	$1,194,973
Prior years	(10,231)	—	(10,231)
Total claims incurred and CAE, net	$1,141,503	$43,239	$1,184,742

Claims paid and CAE
Current year	$885,043	$34,428	$919,471
Prior years	100,091	5,509	105,600
Total claims and CAE paid, net	$985,134	$39,937	$1,025,071

Benefits and CAE payable, end of period, net	$335,625	$8,811	$344,436
Add: Reinsurance recoverable	161,699	—	161,699
Benefits and CAE payable, end of period	$497,324	$8,811	$506,135

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
As of September 30, 2022, the net carrying amount of the 2031 Notes was $297.8 million, with unamortized debt discount and issuance costs of $7.2 million. The Company classified the fair value of the 2031 Notes as a level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2031 Notes and the Company's cost of debt. The estimated fair value of the 2031 Notes as of September 30, 2022 was $249.6 million.
The following table presents the interest expense indicating an effective interest rate of 7.61% over the term of the 2031 Notes:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Coupon interest expense	$5,528	$—	$14,742	$—
Amortization of debt discount and issuance costs	194	—	518	—
Total interest expense	$5,722	$—	$15,260	$—
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
As of September 30, 2022, there were no outstanding borrowings under the Revolving Credit Facility.
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

11.EARNINGS (LOSS) PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to Oscar Health, Inc	$(192,913)	$(211,481)	$(380,229)	$(373,685)

Denominator:
Weighted average shares of common stock outstanding, basic and diluted	212,822,733	208,159,343	211,560,332	168,585,157

Net loss per share attributable to Oscar Health, Inc., basic and diluted	$(0.91)	$(1.02)	$(1.80)	$(2.22)
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

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share attributable to Oscar Health, Inc. because including them would have had an anti-dilutive effect:

	Nine Months Ended
	September 30, 2022	September 30, 2021
Stock options to purchase common stock	29,660,206	35,184,963
Restricted stock units	17,110,569	8,247,101
Performance-based restricted stock units	8,517,527	7,082,432
Shares underlying convertible notes (Note 10)	36,652,491	—
Total	91,940,793	50,514,496
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

In addition, on May 12, 2022, a securities class action lawsuit against the Company, certain of its directors and officers, and the underwriters that participated in the Company’s initial public offering was commenced in the United States District Court for the Southern District of New York, captioned Carpenter v. Oscar Health, Inc., Case No. 1:22-CV-03885-ALC-VF (S.D.N.Y.) (the “Securities Action”). On May 19, 2022, a substantially similar complaint was also commenced in the United States District Court for the Southern District of New York, captioned Chehebar v. Oscar Health, Inc., Case No. 1:22-CV-04103-ALC (S.D.N.Y.), which was voluntarily dismissed without prejudice on June 7, 2022. The Securities Action alleges, among other things, violations of Sections 11 and 15 of the Securities Act based on the Company’s purported failure to disclose in its IPO registration statement growing COVID-19 testing and treatment costs, the impact of significant SEP membership, and risk adjustment data validation results for 2019 and 2020. According to the complaint, when the Company announced its financial results for the third quarter ended September 30, 2021, the Company’s stock price fell, causing investor losses. The plaintiff seeks unspecified compensatory damages as well as interest, fees and costs. By Court order dated September 27, 2022, the Court appointed two individuals as co-lead plaintiffs and their respective attorneys as co-lead counsel. The Company believes it has meritorious defenses to these claims. At this time, the Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.
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

Recent Developments, Trends and Other Factors Impacting Performance
+Oscar Arrangements
The Company currently provides administrative services to Health First Health Plans ("Health First") through its +Oscar platform. On August 30, 2022, we announced Health First's intent to terminate its services agreement with us (the "HF Agreement") and transition the services from +Oscar to Health First, effective as early as January 1, 2023. We are currently in the process of negotiating the terms of this potential termination and expect that we will continue to provide services to Health First through at least December 31, 2022, with run-off services likely to continue into 2023.

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

The Company currently has quota share reinsurance arrangements with more than one counterparty with multiple state-level treaties. These arrangements are accounted for under both reinsurance accounting and deposit accounting. Our premiums ceded under quota share reinsurance agreements are as follows:

	Three Months Ended		Nine Months Ended
Summary of Quota Share Reinsurance Program	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Percentage of premiums ceded under reinsurance programs (reinsurance accounting)	29%	32%	29%	36%
Percentage of premiums covered under reinsurance programs (deposit accounting)	18%	—%	18%	—%

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

Refer to the “Liquidity and Capital Resources” section in this Quarterly Report on Form 10-Q for a description of how we are working to prudently manage our membership growth and capital resources.

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

Impact of COVID-19
The COVID-19 pandemic, including its effect on the macroeconomic environment, and the response of our local, state, and federal governments to contain and manage the virus, continues to have an impact on our business. In addition, continued COVID-19 care, testing and vaccine administration, and the risk of new COVID-19 variants (which may be more contagious or severe, or less responsive to treatment or vaccines) may also result in increased future medical costs and drive changes in the way members utilize healthcare. The public health emergency extension for COVID-19 was renewed on October 13, 2022, until January 11, 2023; once it expires, Medicaid redeterminations are expected to resume. We will continue to monitor announcements related to the public health emergency and redeterminations and the potential impact on our membership and underwriting margin.

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

Regulatory Update
In August 2022, Congress enacted the Inflation Reduction Act, which extended the APTCs under the American Rescue Plan Act for a three year period through the end of 2025. Furthermore, in October 2022, the Treasury Department issued a final rule to address the "family glitch" in the ACA, which relates to determining who is eligible for premium subsidies.

It is anticipated that the extension of the APTCs, the "family glitch" fix, and the potential for medicaid redeterminations to begin once the public health emergency ends (as noted above in the "Impact of COVID-19"), could lead to significant growth in the ACA marketplace.
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

Financial Results Summary

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Premiums before ceded reinsurance	$1,318,048	$673,460	$4,001,589	$2,007,486
Reinsurance premiums ceded	(364,384)	(231,717)	(1,097,929)	(669,047)
Premiums earned	$953,664	$441,743	$2,903,660	$1,338,439
Total revenue	$978,427	$443,979	$2,968,511	$1,342,648
Total operating expenses	$1,170,799	$655,659	$3,335,899	$1,690,875
Net loss	$(193,547)	$(211,481)	$(382,992)	$(373,685)
Key Operating and Non-GAAP Financial Metrics

	As of September 30,
Membership by Offering	2022	2021
Individual and Small Group	1,017,544	582,236
Medicare Advantage	4,577	3,881
Cigna + Oscar (1)	53,324	8,167
Total	1,075,445	594,284
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
Membership increased 81% to 1,075,445 as of September 30, 2022, from 594,284 as of September 30, 2021. The increase in membership is driven largely by growth in the Individual market, strong retention, and growth due to serving new C+O members. Our growth reflects strong retention and growth in core Individual markets during open enrollment, including in Florida, Georgia and Texas, despite having the lowest cost plan in only 8% of our markets.

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Direct and Assumed Policy Premiums (in thousands)	$1,682,289	$899,237	$5,058,427	$2,563,722
Medical Loss Ratio	89.9%	99.7%	83.2%	85.8%
InsuranceCo Administrative Expense Ratio	20.7%	23.1%	20.0%	20.9%
InsuranceCo Combined Ratio	110.6%	122.8%	103.2%	106.7%
Adjusted Administrative Expense Ratio	24.8%	29.9%	24.1%	27.0%
Adjusted EBITDA(1) (in thousands)	$(159,754)	$(187,395)	$(272,599)	$(265,810)
(1) Adjusted EBITDA is a non-GAAP measure. See “Adjusted EBITDA” below for a reconciliation to net loss, the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.
Direct and Assumed Policy Premiums
Direct Policy Premiums are defined as the premiums collected from our members or from the federal government during the period indicated, before risk adjustment and reinsurance. These premiums include APTC, or premium subsidies, which are available to individuals and families with certain annual incomes. Assumed Policy Premiums are premiums we receive primarily as part of our reinsurance arrangement under our C+O small group plan offering. We believe Direct and Assumed Policy Premiums is an important metric to assess the growth of our individual and small group plan offerings going forward. Management also views Direct and Assumed Policy Premiums as a key operating metric because each of our MLR, InsuranceCo Administrative Expense Ratio, InsuranceCo Combined Ratio and Adjusted Administrative Expense Ratio are calculated on the basis of Direct and Assumed Policy Premiums. Direct and Assumed Policy Premiums increased for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021, driven primarily by higher membership, rate increases and mix shift to higher premium Silver plans.

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

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Direct claims incurred before ceded reinsurance (1)	$1,153,270	$668,966	$3,255,721	$1,725,089
Assumed reinsurance claims	38,667	5,504	95,464	9,589
Excess of loss ceded claims (2)	(4,392)	(3,432)	(14,316)	(13,005)
State reinsurance (3)	(10,368)	(4,700)	(28,643)	(9,869)
Net claims before ceded quota share reinsurance (A)	$1,177,177	$666,338	$3,308,226	$1,711,804

Premiums before ceded reinsurance (4)	$1,318,048	$673,460	$4,001,589	$2,007,486
Excess of loss reinsurance premiums (5)	(8,621)	(5,083)	(23,387)	(11,295)
Net premiums before ceded quota share reinsurance (B)	$1,309,427	$668,377	$3,978,202	$1,996,191
Medical Loss Ratio (A divided by B)	89.9%	99.7%	83.2%	85.8%
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

MLR improved for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to lower net COVID-19 related costs, lower impact of unfavorable prior period development, and pricing actions coupled with mix shifts in the population.

MLR improved for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The improvement was primarily due to lower net COVID-19 related costs and mix shifts in our member population, partially offset by the impact of prior period development.
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

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Other insurance costs	$174,978	$111,302	$510,580	$285,929
Impact of quota share reinsurance (1)	38,328	18,214	113,996	57,986
Stock-based compensation expense	(12,963)	(10,122)	(38,452)	(28,988)
Federal and state assessment of health insurance subsidiaries	70,806	35,112	209,578	102,326
Health insurance subsidiary adjusted administrative expenses (A)	$271,149	$154,506	$795,702	$417,253

Premiums before quota share reinsurance (2)	$1,318,048	$673,460	$4,001,589	$2,007,486
Excess of loss reinsurance premiums	(8,621)	(5,083)	(23,387)	(11,295)
Net premiums before quota share reinsurance (B)	$1,309,427	$668,377	$3,978,202	$1,996,191
InsuranceCo Administrative Expense Ratio (A divided by B)	20.7%	23.1%	20.0%	20.9%
(1)Includes ceding commissions received from reinsurers, net of the impact of deposit accounting of $(1,758) for the three months ended September 30, 2022, and $(5,417) for the nine months ended September 30, 2022.
(2)See Note 3 - Revenue Recognition to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for an explanation of premiums before ceded reinsurance.

The InsuranceCo Administrative Expense Ratio improved for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021, driven by operating expense leverage, partially offset by higher distribution expenses.
InsuranceCo Combined Ratio
InsuranceCo Combined Ratio is defined as the sum of MLR and InsuranceCo Administrative Expense Ratio. We believe this ratio best represents the current overall performance of our insurance business for activities that can be compared to peers.

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Medical Loss Ratio	89.9%	99.7%	83.2%	85.8%
InsuranceCo Administrative Expense Ratio	20.7%	23.1%	20.0%	20.9%
InsuranceCo Combined Ratio	110.6%	122.8%	103.2%	106.7%

The InsuranceCo Combined Ratio improved for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021, consistent with the improvement in the MLR and InsuranceCo Administrative Expense Ratio.

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

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Total Operating Expenses	$1,170,799	$655,659	$3,335,899	$1,690,875
Claims incurred, net	(852,689)	(453,576)	(2,395,894)	(1,141,503)
Premium deficiency reserve release	6,539	4,675	14,280	15,139
Impact of quota share reinsurance (1)	38,328	18,214	113,996	57,986
Total Administrative Expenses	$362,977	$224,972	$1,068,281	$622,497
Stock-based compensation expense/warrant expense	(28,560)	(20,640)	(83,241)	(70,884)
Depreciation and amortization	(4,058)	(3,645)	(11,548)	(10,635)
Other non-recurring items (2)	—	—	—	(898)
Adjusted Administrative Expenses (A)	$330,359	$200,687	$973,492	$540,080
Total Revenue	$978,427	$443,979	$2,968,511	$1,342,648
Reinsurance premiums ceded	364,384	231,717	1,097,929	669,047
Excess of loss reinsurance premiums	(8,621)	(5,083)	(23,387)	(11,295)
Adjusted Total Revenue (B)	$1,334,190	$670,613	$4,043,053	$2,000,400
Adjusted Administrative Expense Ratio (A divided by B)	24.8%	29.9%	24.1%	27.0%
(1)Includes ceding commissions received from reinsurers, net of the impact of deposit accounting of $(1,758) for the three months ended September 30, 2022 and $(5,417) for the nine months ended September 30, 2022.
(2)Represents approximately $0.9 million of non-recurring expenses incurred in connection with the Company's initial public offering ("IPO") during the nine months ended September 30, 2021.

The Adjusted Administrative Expense Ratio improved for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021. The improvement was primarily due to operating expense leverage and was partially offset by distribution expenses and additional expenses related to the cost of addressing operational challenges related to scale and implementing and performing under +Oscar arrangements.
Adjusted EBITDA
Adjusted EBITDA is defined as net loss for the Company and its consolidated subsidiaries before interest expense, income tax expense (benefit), depreciation and amortization as further adjusted for stock-based compensation, warrant contract expense, changes in the fair value of warrant liabilities, and other non-recurring items as described below. We present Adjusted EBITDA because we consider it to be an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Adjusted EBITDA is a non-GAAP measure. Management believes that investors’ understanding of our performance is enhanced by including this non-GAAP financial measure as a reasonable basis for comparing our ongoing results of operations.
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

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Net loss	$(193,547)	(211,481)	$(382,992)	$(373,685)
Interest expense	6,126	398	16,488	4,323
Other expenses (income)	(3,336)	—	(1,076)	—
Income tax expense (benefit)	(1,615)	(597)	192	957
Depreciation and amortization	4,058	3,645	11,548	10,635
Stock-based compensation/warrant expense(1)	28,560	20,640	83,241	70,884
Other non-recurring items(2)	—	—	—	21,076
Adjusted EBITDA	$(159,754)	$(187,395)	$(272,599)	$(265,810)
(1)Represents (i) non-cash expenses related to equity-based compensation programs, which vary from period to period depending on various factors including the timing, number, and the valuation of awards, (ii) warrant contract expense, and (iii) changes in the fair value of warrant liabilities.
(2)Represents debt extinguishment costs of $20.2 million incurred on the prepayment of the Company's Term Loan (refer to Note 10 - Long-Term Debt) and approximately $0.9 million of non-recurring expenses incurred in connection with the IPO during the nine months ended September 30, 2021.

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
Investment Income and Other Revenue
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
Income Tax Expense (Benefit)
Income tax expense (benefit) consists primarily of changes to our current and deferred federal and state tax assets and liabilities. Income taxes are recorded as deferred tax assets and deferred tax liabilities based on differences between the book and tax bases of assets and liabilities. Our deferred tax assets and liabilities are calculated by applying the current tax rates and laws to taxable years in which such differences are expected to reverse.

Results of Operations

Three Months Ended September 30, 2022 compared to Three Months Ended September 30, 2021

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Revenue
Premiums before ceded reinsurance	$1,318,048	$673,460	$644,588	96%
Reinsurance premiums ceded	(364,384)	(231,717)	(132,667)	57%
Premiums earned	953,664	441,743	511,921	116%
Administrative services revenue	19,421	1,548	17,873	1,155%
Investment income and other revenue	5,342	688	4,654	676%
Total revenue	978,427	443,979	534,448	120%
Operating Expenses
Claims incurred, net	852,689	453,576	399,113	88%
Other insurance costs	174,978	111,302	63,676	57%
General and administrative expenses	78,557	60,003	18,554	31%
Federal and state assessments	71,114	35,453	35,661	101%
Premium deficiency reserve release	(6,539)	(4,675)	(1,864)	40%
Total operating expenses	1,170,799	655,659	515,140	79%
Loss from operations	(192,372)	(211,680)	19,308	(9)%
Interest expense	6,126	398	5,728	1,439%
Other expenses (income)	(3,336)	—	(3,336)	*NM
Loss before income taxes	(195,162)	(212,078)	16,916	(8)%
Income tax expense (benefit)	(1,615)	(597)	(1,018)	171%
Net loss	$(193,547)	$(211,481)	$17,934	(8)%
*NM - not meaningful

Premiums Before Ceded Reinsurance
Premiums before ceded reinsurance increased $644.6 million, or 96%, to $1.3 billion for the three months ended September 30, 2022, from $673.5 million for the three months ended September 30, 2021. The increase was primarily due to higher membership driven largely by growth in the Individual line of business, as well as increases due to serving new C+O members and a mix shift towards higher premium plans. Oscar’s growth also reflects strong retention and growth in core markets during open enrollment, including in Florida, Georgia and Texas, despite having the lowest cost plan in only 8% of its markets, as well as a more favorable impact from special enrollment.

Reinsurance Premiums Ceded
Reinsurance premiums ceded increased $132.7 million, or 57%, to $364.4 million for the three months ended September 30, 2022, from $231.7 million for the three months ended September 30, 2021. The increase is driven by growth in premiums before ceded reinsurance discussed above.

Administrative Services Revenue
Administrative services revenue increased $17.9 million to $19.4 million for the three months ended September 30, 2022, from $1.5 million for the three months ended September 30, 2021. This increase was driven by the January 2022 launch of our arrangement with Health First.

Investment Income and Other Revenue
Investment income and other revenue increased to $5.3 million for the three months ended September 30, 2022, from $0.7 million for the three months ended September 30, 2021, primarily due to changes in market condition and interest rates.

Claims Incurred, Net
Claims incurred, net, increased $399.1 million, or 88%, to $852.7 million for the three months ended September 30, 2022, from $453.6 million for the three months ended September 30, 2021. The increase was primarily volume-driven due to growth in membership, partially offset by favorable prior period development.

Other Insurance Costs
Other insurance costs increased $63.7 million, or 57%, to $175.0 million for the three months ended September 30, 2022, from $111.3 million for the three months September 30, 2021. The increase was primarily attributable to higher broker commissions, which were driven by the increase in membership.

General and Administrative Expenses
General and administrative expenses increased $18.6 million, or 31%, to $78.6 million for the three months ended September 30, 2022, from $60.0 million for the three months ended September 30, 2021. The increase was primarily attributable to higher headcount and other employee-related costs related to servicing the +Oscar business.

Federal and State Assessments
Federal and state assessments increased $35.7 million, or 101%, to $71.1 million for the three months ended September 30, 2022, from $35.5 million for the three months ended September 30, 2021, which was primarily due to membership growth.

Premium Deficiency Reserve Release
Premium deficiency reserve release increased $1.9 million, to $6.5 million for the three months ended September 30, 2022, from $4.7 million for the three months ended September 30, 2021, due to the amortization patterns that vary by line of business.

Income Tax Expense (Benefit)
Our effective tax rate for the three months ended September 30, 2022 and September 30, 2021 was approximately 0.83% and 0.28%, respectively.

Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021

The following table sets forth our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Revenue
Premiums before ceded reinsurance	$4,001,589	$2,007,486	$1,994,103	99%
Reinsurance premiums ceded	(1,097,929)	(669,047)	(428,882)	64%
Premiums earned	2,903,660	1,338,439	1,565,221	117%
Administrative services revenue	58,366	2,242	56,124	2,503%
Investment income and other revenue	6,485	1,967	4,518	230%
Total revenue	2,968,511	1,342,648	1,625,863	121%
Operating Expenses
Claims incurred, net	2,395,894	1,141,503	1,254,391	110%
Other insurance costs	510,580	285,929	224,651	79%
General and administrative expenses	233,975	175,741	58,234	33%
Federal and state assessments	209,730	102,841	106,889	104%
Premium deficiency reserve release	(14,280)	(15,139)	859	(6)%
Total operating expenses	3,335,899	1,690,875	1,645,024	97%
Loss from operations	(367,388)	(348,227)	(19,161)	6%
Interest expense	16,488	4,323	12,165	281%
Other expenses (income)	(1,076)	—	(1,076)	*NM
Loss on extinguishment of debt	—	20,178	(20,178)	*NM
Loss before income taxes	(382,800)	(372,728)	(10,072)	3%
Income tax expense (benefit)	192	957	(765)	(80)%
Net loss	$(382,992)	$(373,685)	$(9,307)	2%
*NM - not meaningful

Premiums Before Ceded Reinsurance
Premiums before ceded reinsurance increased $2.0 billion, or 99%, to $4.0 billion for the nine months ended September 30, 2022, from $2.0 billion for the nine months ended September 30, 2021. The increase was primarily due to higher membership driven largely by growth in the Individual line of business, as well as increases due to serving new C+O members and a mix shift towards higher premium plans. Oscar’s growth also reflects strong retention and growth in core markets during open enrollment, including in Florida, Georgia and Texas, despite having the lowest cost plan in only 8% of its markets.

Reinsurance Premiums Ceded
Reinsurance premiums ceded increased $428.9 million, or 64%, to $1,097.9 million for the nine months ended September 30, 2022, from $669.0 million for the nine months ended September 30, 2021. The increase is driven by growth in premiums before ceded reinsurance discussed above.

Administrative Services Revenue
Administrative services revenue increased $56.1 million to $58.4 million for the nine months ended September 30, 2022, from $2.2 million for the nine months ended September 30, 2021. This increase was driven by the January 2022 launch of our arrangement with Health First.

Investment Income and Other Revenue
Investment income and other revenue increased to $6.5 million for the nine months ended September 30, 2022, from $2.0 million for the nine months ended September 30, 2021, primarily due to changes in market condition and interest rates.

Claims Incurred, Net
Claims incurred, net, increased $1.3 billion, or 110%, to $2.4 billion for the nine months ended September 30, 2022, from $1.1 billion for the nine months ended September 30, 2021. The increase was primarily volume-driven due to growth in membership.

Other Insurance Costs
Other insurance costs increased $224.7 million, or 79%, to $510.6 million for the nine months ended September 30, 2022, from $285.9 million for the nine months September 30, 2021. The increase was primarily attributable to higher broker commissions and higher headcount, which were driven by the increase in membership.

General and Administrative Expenses
General and administrative expenses increased $58.2 million, or 33%, to $234.0 million for the nine months ended September 30, 2022, from $175.7 million for the nine months ended September 30, 2021. The increase was primarily attributable to higher headcount and other employee-related costs related to servicing the +Oscar business.

Federal and State Assessments
Federal and state assessments increased $106.9 million, or 104%, to $209.7 million for the nine months ended September 30, 2022, from $102.8 million for the nine months ended September 30, 2021, which was primarily due to membership growth.

Premium Deficiency Reserve Release
Premium deficiency reserve release decreased $0.9 million, to $14.3 million for the nine months ended September 30, 2022, from $15.1 million for the nine months ended September 30, 2021, due to the lower premium deficiency reserve established at the end of 2021 as compared to the reserve established at the end of 2020 and the amortization patterns that vary by line of business.

Income Tax Expense (Benefit)
Our effective tax rate for the nine months ended September 30, 2022 and September 30, 2021 was approximately (0.05)% and (0.26)%, respectively.

Liquidity and Capital Resources

Overview

We maintain liquidity at two levels of our corporate structure, through our health insurance subsidiaries and through Holdco, our consolidated subsidiaries excluding our regulated insurance subsidiaries.

The majority of the assets held by our health insurance subsidiaries is in the form of cash and cash equivalents and investments. As of September 30, 2022 and December 31, 2021, total cash and cash equivalents and investments held by our health insurance subsidiaries was $2.6 billion and $1.8 billion, respectively, of which $17.7 million and $17.0 million, respectively, was on deposit with regulators as required for statutory licensing purposes and are classified as restricted deposits on the balance sheet.

Our health insurance subsidiaries’ states of domicile have statutory minimum capital requirements that are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The combined statutory capital and surplus of our health insurance subsidiaries was $693.9 million and $474.8 million at September 30, 2022 and December 31, 2021, respectively, which was in compliance with and in excess of the minimum capital requirements for each period. The health insurance subsidiaries historically have required capital contributions from Holdco to maintain minimum levels. The health insurance subsidiaries may be subject to additional capital and surplus requirements in the future, as a result of factors such as increasing membership and medical costs, which may require us to incur additional indebtedness, sell capital stock, or access other sources of funding in order to fund such requirements. During periods of increased volatility, such as the current macroeconomic environment, adverse securities and credit markets, including due to rising interest rates, may exert downward pressure on the availability of liquidity and credit capacity for certain issuers, and any such funding may not be available on favorable terms, or at all. As a result of changing market dynamics following market exits by certain carriers, we have proactively engaged CMS regarding options to manage our membership growth to a level at the end of the 2023 Open Enrollment Period that enables us to prudently manage our capital.

Our health insurance subsidiaries also utilize quota share reinsurance arrangements to reduce our minimum capital and surplus requirements, which are designed to enable us to efficiently deploy capital to fund our growth. During the nine months ended September 30, 2022 and the year ended December 31, 2021, Holdco made $408.5 million and $540.9 million of capital contributions, respectively, to the health insurance subsidiaries. We estimate that had we not had any quota share reinsurance arrangements in place, the insurance subsidiaries would have been required to hold approximately $448.4 million and $147.9 million of additional capital as of September 30, 2022 and December 31, 2021, respectively, which Holdco would have been required to fund. The actual amount of any required capital contributions to our insurance subsidiaries may differ at any given time depending on each insurance subsidiary’s capital adequacy. For additional information on our capital contributions and reinsurance arrangements, see Part II, Item 1A “Risk Factors—Most Material Risks to us—Our business, financial condition, and results of operations may be harmed if we fail to execute our growth strategy and manage our growth effectively,” “Risk Factors—Risks Related to Our Business—If state regulators do not approve payments of dividends and distributions by our health insurance subsidiaries to us, we may not have sufficient funds to implement our business strategy” and “Risk Factors—Risks Related to Our Business—We utilize quota share reinsurance to reduce our capital and surplus requirements and protect against downside risk on medical claims. If regulators do not approve our reinsurance agreements for this purpose, or if we cannot negotiate renewals of our quota share arrangements on acceptable terms, or at all, enter into new agreements with reinsurers, or otherwise obtain capital through debt or equity financings, our capital position would be negatively impacted, and we could fall out of compliance with applicable regulatory requirements,” each in this Quarterly Report on Form 10-Q.

The majority of the assets held by Holdco are in the form of cash and cash equivalents and investments. As of September 30, 2022 and December 31, 2021, total cash and cash equivalents and investments held by Holdco was $420.0 million and $738.6 million, respectively, of which $9.7 million and $11.0 million was restricted for 2022 and 2021, respectively. Based on our current forecast, we believe the cash, and cash equivalents and investments held by Holdco, not including restricted cash, will be sufficient to fund our operating requirements for at least the next twelve months.

Our cash flows used in operations may differ substantially from our net loss due to non-cash charges or due to changes in balance sheet accounts. The timing of our cash flows from operating activities can also vary among periods due to the timing of payments made or received. Some of our payments and receipts, including risk adjustment and subsequent reinsurance receipts, can be significant. For example, during the third quarter of 2022, we made a payment through our health insurance subsidiaries of $783.8 million into the risk adjustment program for the 2021 policy year. Therefore, their timing can influence cash flows from operating activities in any given period which would have a negative impact on our operating cash flows.

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
As of September 30, 2022, there were no outstanding borrowings under the Revolving Credit Facility.
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

Investments
We generally invest cash of our health insurance subsidiaries in U.S. treasury and agency securities. We primarily invest cash of the Company in investment-grade, marketable debt securities to improve our overall investment return. These investments are purchased pursuant to board-approved investment policies that reflect our obligations under our credit agreement and conform to applicable state laws and regulations.

Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our subsidiaries may invest. These investment policies require that our investments have final maturities of a maximum of three years from the settlement date. Professional portfolio managers operating under documented guidelines manage our investments and a portion of our cash equivalents. Our portfolio managers must obtain our prior approval before selling investments in a loss position.

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

The following table shows summary cash flows information for the periods indicated:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Net cash provided by (used in) operating activities	$228,955	$(216,224)	$445,179
Net cash provided by (used in) investing activities	480,161	(754,678)	1,234,839
Net cash provided by financing activities	300,583	1,225,739	(925,156)
Net increase in cash and cash equivalents and restricted cash equivalents	$1,009,699	$254,837	$754,862

Operating Activities
Net cash provided by (used in) operating activities increased $445.2 million to $229.0 million for the nine months ended September 30, 2022, compared to $216.2 million used in operating activities for the nine months ended September 30, 2021, primarily due to membership growth, which resulted in increased premiums and accounts receivable and reinsurance recoverable under our quota share reinsurance program. Our risk adjustment transfer payable also increased as a result of membership growth and the health status of our members, who continue to have lower than average risk scores compared to the health status of other participants in ACA plans.

Investing Activities
Net cash provided by (used in) investing activities increased $1.2 billion to $480.2 million for the nine months ended September 30, 2022, compared to $754.7 million used in investing activities for the nine months ended September 30, 2021. The increase was primarily due to lower purchases of investments in 2022 compared to 2021 and the sale and maturity of securities within our investment portfolio.

Financing Activities
Net cash provided by financing activities decreased $925.2 million to $300.6 million for the nine months ended September 30, 2022, compared to $1.2 billion for the nine months ended September 30, 2021. The decrease was primarily due to net proceeds received from the sale of common stock during our IPO in March 2021, slightly offset by net proceeds received from the issuance of convertible notes in February 2022.

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
Interest rate risk
We are subject to interest rate risk in connection with the fair value of our investment portfolio, which consists of U.S. Treasury and agency securities, corporate notes, certificates of deposit, commercial paper and municipalities. Our primary market risk exposure is changes to prime rate-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. Assuming a hypothetical and immediate 1% increase in interest rates at September 30, 2022, the fair value of our investments would decrease by approximately $4.1 million. Any declines in interest rates over time would reduce our investment income.
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

Changes in Internal Control over Financial Reporting

We continue to update our design of internal controls to remediate the aforementioned material weakness and enhance our internal control environment. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As we expand our member base and enter new markets, we are also required to contribute capital to our insurance subsidiaries to fund capital and surplus requirements, escrows, or contingency guaranties, which may, at times, be significant. If we are successful in establishing a new health plan or entering a new market, increasing membership, revenues and medical costs could trigger further increased capital requirements, including risk-based capital (“RBC”), that could substantially exceed the net income generated by the health plan or in the new market. In addition, our membership may increase as a result of other factors over which we have limited control, including as a result of regulatory actions or developments that result in an increase in participants in the Health Insurance Marketplace, which similarly could trigger further increased capital requirements that could be substantial. We may not be able to fund on a timely basis, or at all, the increased contribution and RBC requirements with our available cash resources, and may need to incur indebtedness or issue additional capital stock. In the event we need access to capital for such purposes, our ability to obtain such capital may be limited and may come at significant cost. Further, in light of market uncertainty, we have taken, and may in the future take, preemptive steps designed to prudently manage our membership and capital position. For example we have proactively engaged CMS regarding options to manage our membership growth to a level at the end of the 2023 Open Enrollment Period that enables us to prudently manage our capital.

Further, we may experience delays in operational start dates as we enter new markets or decide to exit geographic markets or terminate insurance products, which could not only result in financial harm, but also reputational harm to our brand. For example, the Company has previously determined to exit geographic markets and terminate insurance products, and there can be no assurance that any future decisions to exit will not materially impact our financial condition. If competitors seek to retain market share by reducing prices, we may be forced to reduce our prices on similar plan offerings in order to remain competitive. There is no assurance that a reduction in our plan pricing would enable us to maintain our competitive position, and any such reduction could impact our financial condition or require a change in our operating strategies. As a result of these factors, entering new markets or introducing new health plans may decrease our profitability.

We also pursue opportunities to monetize our technology platform through +Oscar and we may be in discussions with respect to one or more such opportunities at any given time. To offer our +Oscar platform administrative services, we may be required to obtain and maintain licenses and approvals in new and existing markets, including for third party administrative services, utilization review administrative services, pharmacy benefit administration, or preferred provider network administration services. We may not be able to do so on our expected timetable or at all, or to otherwise expand our administrative service offerings and perform on our +Oscar or other commitments in an economically sustainable manner. Even if we are able to obtain necessary licenses and approvals, we have experienced certain operational challenges implementing our +Oscar arrangements, including meeting certain service level standards and a +Oscar client has indicated its intention to terminate its +Oscar arrangement. In the future, our +Oscar arrangements may pose further operational challenges, may not be implemented on our expected timetable or at all, may not perform as well as expected, may not achieve timely profitability or expected synergies, may require us to incur additional costs, may expose us to additional liability, or may result in limitations on our ability to offer products in certain insurance markets and geographic regions. In addition, if we are not able to successfully implement and/or perform on our +Oscar arrangements, this may limit our ability to retain current +Oscar clients or obtain +Oscar clients in the future.

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

Pursuing our growth strategy requires significant capital expenditures, the allocation of valuable management and operational resources, and the hiring of additional personnel, and may strain our operations and our financial and management controls and reporting systems and procedures. For example, we have experienced, and may in the future experience, challenges with respect to our operations, including with respect to our claims systems, and these difficulties could increase as our membership increases. We also have experienced and may in the future experience attrition, which may further exacerbate these challenges. If we are unable to effectively execute our growth strategy and effectively manage our operations, systems and controls, our results of operations and financial condition could be materially and adversely affected.

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
•general expansion of the individual health insurance market;
•lack of credible data in new markets or with respect to new plan offerings;
•initiation of new Special Enrollment Periods or other unexpected healthcare market developments;

•the end of the temporary suspension of eligibility recertification for Medicaid recipients in response to the COVID-19 pandemic, which will likely result in an increase in healthcare exchange participation;
•the broader competitive landscape, including new membership resulting from other health insurers exiting our markets;
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

The public health emergency (“PHE”) for COVID-19 was most recently re-extended on October 13, 2022 through January 11, 2023. Under the continuous coverage requirements of the federal Families First Coronavirus Response Act (FFCRA), Medicaid redeterminations are paused through the duration of the PHE. While it is possible that the PHE could be further extended for another 90-day period beyond the current extension period, HHS has confirmed it will provide a 60-day notice period if it intends to terminate the PHE. Once the PHE extension ends and Medicaid redeterminations begin, we expect there could be an increase to our membership as well as increased pressure on our underwriting margin.

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

We also incur substantial administrative costs, particularly distribution costs, the costs of scaling and improving our operations and the costs of hiring and retaining personnel. External factors, including general economic conditions such as inflation and unemployment levels, are generally beyond our control and could further reduce our ability to accurately estimate and effectively control our administrative expenses, including the cost of our third party vendors. Furthermore, regulatory changes or developments may require us to change our existing practices with respect to broker commissions and could potentially result in a substantial increase in related costs or limit our ability to manage those costs in the future. For instance, on June 7, 2022, the CMS clarified its guidance that paying differential compensation to agents and brokers for coverage in the same benefit year based on whether the enrollment is completed during an Special Enrollment Period or during the Open Enrollment Period is prohibited under federal law. While Oscar had reduced broker commissions as of a certain date in certain states for operational and business reasons, as a result of this guidance, Oscar reinstated payment of broker commissions in such states in accordance with the guidance. Any such increase in costs could cause our actual results to differ, potentially materially, from our prior expectations. As a result of our market expansion, expansion of our plan offerings and growth of our membership, our anticipated medical expenses and administrative costs are subject to additional uncertainty.

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

We have not been profitable since our inception in 2012 and had an accumulated deficit of $2.0 billion and $2.4 billion as of December 31, 2021 and September 30, 2022, respectively. We incurred net losses of $571.4 million, $193.5 million and $383.0 million in the year ended December 31, 2021 and the three and nine months ended September 30, 2022, respectively. We expect to make significant investments to further market, develop, and expand our business, including by hiring additional personnel, continuing to develop our full stack technology platform, member engagement engine and operations, acquiring more members, maintaining existing members and investing in partnerships, collaborations and acquisitions, including through our +Oscar platform. The commissions we offer to brokers could also increase significantly as we compete to attract new members. As a public company, we also incur significant legal, accounting, compliance, and other expenses that we did not incur as a private company. We expect to continue to make such investments to grow our business. Despite these investments, we may not succeed in increasing our revenue or managing our costs on the timeline that we expect or in amounts sufficient to reduce our net loss and ultimately become profitable. Moreover, if our revenue declines, we may not be able to reduce costs in a timely manner because many of our costs are fixed, at least in the short-term. If we are unable to manage our costs effectively, this may limit our ability to optimize our business model, acquire new members, enter into +Oscar platform arrangements and grow our revenues. Accordingly, despite our best efforts to do so, we may not achieve or maintain profitability, and we may incur further significant losses in the future.

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

The ACA also established significant subsidies to support the purchase of health insurance by individuals, in the form of advanced premium tax credits, or APTCs, available through Health Insurance Marketplaces. The American Rescue Plan added additional APTCs for individuals at every household income level for 2021 and 2022; those additional APTCs have been renewed for three years under the Inflation Reduction Act of 2022. During the years ended December 31, 2021 and 2020, the direct policy premiums of approximately 73% and 60%, respectively, of our members were subsidized by APTCs. Although subsidies have been extended through 2025, the future elimination or reduction of APTCs or other subsidies could make such coverage unaffordable to some individuals and thereby reduce overall participation in the Health Insurance Marketplaces and our membership. These fluctuations could have a significant adverse effect on our business and future operations, and our results of operations and financial condition. Further, the federal government’s continued refusal to fund cost sharing subsidies could additionally impact Health Insurance Marketplace enrollment. Such market and political dynamics may increase the risk that our Health Insurance Marketplace products will be selected by individuals who have a higher risk profile or utilization rate or lower subsidization rate than we anticipated when we established the pricing for products on Health Insurance Marketplaces, possibly leading to financial losses.

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

As part of our normal operations, we collect, receive, use, maintain, handle, transmit, process, and retain, which collectively in this risk factor we refer to as “Process” or “Processing,” personal, medical, sensitive and other confidential information about individuals. We are subject to various federal and state laws and rules regarding the Processing of confidential information about individuals. These laws and regulations include, among others, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (together “HIPAA”) and the California Consumer Privacy Act of 2018 (“CCPA”).

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

Certain other state laws also regulate issues related to consumer privacy, security and use of personal and medical information; we expect states to continue to enact legislation similar to the CCPA and CPRA that provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. For example, laws similar to the CCPA and CPRA have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. Such legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

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

Our profitability depends, in large part, upon our ability to contract at competitive prices with hospitals, physicians, and other health care providers, such that we can provide our members with access to competitive provider networks at affordable prices. Our arrangements with health care providers generally may be terminated or not renewed by either party without cause upon prior written notice. If a provider agreement were terminated, such termination could adversely impact the adequacy of our network to service our members, and may put us at risk of non-compliance with applicable federal and state laws. We cannot provide any assurance that we will be able to renew our existing contracts or enter into new contracts on a timely basis or under favorable terms enabling us to service our members profitably in the future. Health care providers within our provider networks may not properly manage the costs of services, maintain financial solvency or avoid disputes with other providers or their federal and state regulators. Any of these events could have a material adverse effect on the provision of services to our members and our operations.

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

Almost all of our revenue depends on the direct policy premiums we collect from members or from the federal government on behalf of our members who obtain health care services from a limited number of providers with whom we contract. We generally manage our provider contracts on a state-by-state basis, entering into separate contracts in each state with local affiliates of a particular provider, such that no one local provider contract receives a majority of our allowed medical costs for services rendered to our members. When aggregating the payments we make to each provider through its local affiliates, AdventHealth, HCA Healthcare and Atlantic Coast Healthcare Network (ACHN) accounted for a total of approximately 16%, 10% and 7%, respectively, of total allowable medical costs for the three months ended September 30, 2022, approximately 16%, 10% and 6%, respectively, of total allowable medical costs for the nine months ended September 30, 2022 and approximately 18%, 10% and 6%, respectively, of total allowable medical costs for the year ended December 31, 2021. We believe that a majority of our revenue will continue to be derived from direct policy premiums obtained from members who receive services from a concentrated number of providers. These providers may terminate or seek to terminate their contracts with us in the future. The sudden loss of any of our providers or the renegotiation of any of our provider contracts could adversely impact our reputation or the quality of our provider networks, which could result in a loss of a membership that adversely affects our revenue and operating results.

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

We launched our business in 2012 and have a limited operating history. Due to our limited operating history and the rapid growth we have experienced since we began operations, there is greater uncertainty in estimating our operating results, and our historical results may not be indicative of, or comparable to, our future results. In addition, we have limited data to validate key aspects of our business model, including our growth strategy. For example, as a relatively new entrant in the small group market, we have limited experience and are unable to predict whether we will be able to effectively and consistently provide solutions that are tailored to the budgets of small businesses and to the health needs of their employees. Furthermore, as a relatively new entrant in the third party services market, we have experienced certain operational challenges implementing our +Oscar arrangements, and a +Oscar client has indicated its intention to terminate its +Oscar arrangement. We are unable to predict if we will be able to effectively and consistently service our +Oscar arrangements and any future +Oscar arrangements. We cannot provide any assurance that the data we collect will provide useful measures for evaluating our business model. Moreover, we cannot provide any assurance that partnerships or joint ventures we enter into in the future will perform as well as historical partnerships or expectations. Our inability to adequately assess our performance and growth could have a material adverse effect on our brand, reputation, business, financial condition, and results of operations.

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
If our reinsurers consistently and successfully dispute our obligations to make a claim payment under a given policy, if we cannot renegotiate renewals of our quota share reinsurance arrangements on acceptable terms, if reinsurers terminate their arrangements with us, if we are unable to enter into reinsurance arrangements with other reinsurers, or if our reinsurance arrangements are not approved by any of our regulators (or if our regulators take a different view, whether prospectively or retroactively, with respect to the capital treatment of our reinsurance agreements), we may need to raise additional capital to comply with applicable regulatory requirements, which could be costly. For example, we estimate that had we not had any quota share reinsurance arrangements in place, the insurance subsidiaries would have been required to hold approximately $448.4 million of additional capital as of September 30, 2022, which Holdco would have been required to fund. If we are not able to comply with our funding requirements, we would have to enter into a corrective action plan or cease operations in jurisdictions where we could not comply with such requirements. Termination of our reinsurance arrangements would also increase our exposure to volatility in medical claims. As a result, termination of our reinsurance arrangements through one or more of these scenarios could harm our business, results of operations, and financial condition.
While our financial reporting is based on U.S. GAAP, our ability to receive capital reserve credit for a particular state subsidiary for our reinsurance agreements is determined by Statutory Accounting Principles, which are dependent upon state-specific laws and regulations, as interpreted and applied by state insurance regulators. In some states we are required to seek approval in advance of entering into reinsurance agreements; in others we are not, which means that we may learn of regulators’ concerns after the effective date of certain reinsurance agreements. From time to time, we include state-specific provisions in, or subsequently make state-specific amendments to, our reinsurance agreements to reflect capital reserve credit requirements imposed by particular state regulators, or may need to book additional reserves or liabilities to our insurance company statutory financial statements to address regulatory requirements or standards. The net economic effect of such provisions, amendments or actions may not be commercially favorable, and in some instances we have chosen, and may in the future choose, not to enter into certain types of reinsurance agreements, not to seek statutory reserve credit under certain agreements, or to terminate existing agreements rather than include provisions or make amendments required by a particular state in order to receive statutory reserve credit. As described above, any such decision or action would result in an increase in required capital in our insurance subsidiaries, which may be material.

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

We contract with third-party vendors and service providers who provide services to us and our subsidiaries to help with our internal administrative functions, as well as third-party vendors and service providers who help us administer our products and plans. For example, Oscar delegates pharmacy claims and network management to a pharmacy benefit manager (PBM), CVS/Caremark. We also contract with Optum, to provide us with access to its network of behavioral health providers and manage behavioral health benefits for us. The partial or complete loss of a vendor or other third-party relationship could cause a material disruption to our business and make it difficult and costly to provide services and products that our regulators and members expect, which could have a material adverse effect on our financial condition, cash flows, and results of operations.

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

From time to time, we are a defendant in lawsuits and the subject of regulatory actions, and are subject to audits, reviews, assessments and investigations relating to our business, including, without limitation, claims by members alleging failure to provide coverage or pay for or authorize payment for health care, claims related to non-payment or insufficient payments for services by providers, including for alleged failure to properly pay in-network and out-out-network claims, claims under U.S. securities laws, claims of trademark and other intellectual property infringement, claims alleging bad faith or unfair business practices, challenges to the manner in which the Company processes claims, claims relating to sales, marketing and other business practices, inquiries regarding our submission of risk adjustment data, enforcement actions by state regulatory bodies alleging non-compliance with state law, financial and market conduct examinations by state regulatory bodies, and claims related to the imposition of new taxes, including, but not limited to, claims that may have retroactive application.

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

Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining, motivating and incentivizing our existing employees. Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to hire new employees and to retain, motivate, and incentivize existing employees. For example, from the completion of our IPO through September 30, 2022, our closing stock price ranged from a high of $36.77 to a low of $4.06. As such, the underlying value of the equity awards held by our employees also fluctuates. Additionally, if and when the stock options or other equity awards are substantially vested, employees under such equity arrangements may be more likely to leave, particularly when the underlying shares have appreciated.

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

Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks, as well as a result of an increase in work-from-home and hybrid work arrangements due to the COVID-19 pandemic and geopolitical events involving high cyber-risk countries. Hackers and data thieves are increasingly sophisticated and operating large-scale and complex automated attacks. Our information technology systems and safety control systems are subject to a growing number of threats from computer programmers, hackers, and other adversaries that may be able to penetrate our network security and misappropriate our confidential member and company information or that of third parties, create system disruptions, or cause damage, security issues, or shutdowns. They also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our systems or otherwise exploit security vulnerabilities. Because the techniques used to circumvent, gain access to, or sabotage security systems, can be highly sophisticated and change frequently, they often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world. We may be unable to anticipate these techniques or implement adequate preventive measures, resulting in potential data loss and damage to our systems. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures, develop additional protocols and/or investigate and remediate any information security vulnerabilities.

Our systems and facilities are also subject to compromise from internal threats such as improper action by employees, including malicious insiders, or by vendors, counterparties, and other third parties with otherwise legitimate access to our systems. Our policies, employee training (including security and privacy awareness training), procedures, and technical safeguards may not prevent all improper access to our network or proprietary or confidential information by employees, vendors, counterparties, or other third parties. Our systems and facilities are also vulnerable to security incidents or security attacks, ransomware attacks, malware, or other forms of cyber-attack, acts of vandalism or theft, misplaced or lost data, human errors, or other similar events that could negatively affect our systems, and our and our members’ data. In the past, we have experienced, and third-party service providers who process information on our behalf have experienced, and disclosed to applicable regulatory authorities, data breaches resulting in disclosure of confidential information or PHI. Although none of these data breaches have resulted in any material financial loss or penalty to date, future data breaches could require us to expend significant resources to remediate any damage, interrupt our operations and damage our reputation, subject us to state or federal agency review and could also result in regulatory enforcement actions, material fines and penalties, litigation or other actions which could have a material adverse effect on our business, reputation and results of operations, financial position, and cash flows. Additionally, our third-party service providers who process information on our behalf may cause security breaches for which we are potentially liable.

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

The federal government also periodically considers reducing or reallocating the amount of money it spends for Medicare. Medicare remains subject to the automatic spending reductions imposed by the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012. This includes aggregate reductions of Medicare payments to providers and reduced payments to several types of Medicare providers, which will remain in effect through 2030. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) had temporarily suspended sequestration to Medicare from May 1, 2020, through March 31, 2022, and limited Medicare payment reductions to 1% from April 1, 2022, through June 30, 2022. The cuts scaled up to 2% per fiscal year on July 1, 2022 and an additional 4% Medicare reimbursement reduction is slated for 2023. We anticipate these and any future similar initiatives will require government agencies to find funding alternatives, which may result in reductions in funding for programs, contraction of covered benefits, and limited or no premium rate increases, or premium rate decreases.

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

As of September 30, 2022, we had federal income tax NOLs of $1.97 billion available to offset our future taxable income, if any, prior to consideration of annual limitations that may be imposed under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) or otherwise. Of our NOLs, approximately $1.2 billion of losses will expire between 2032 and 2042, and $778 million of losses can be carried forward indefinitely.

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

We have filed, and may in the future file, applications to protect certain of our innovations and intellectual property. We do not know whether any of our applications will result in the issuance of a patent, trademark, or copyright, as applicable, or whether the examination process will require us to narrow our claims. In addition, we may not receive competitive advantages from the rights granted under our intellectual property. Our existing intellectual property, and any intellectual property granted to us, or that we otherwise acquire in the future, may be contested, circumvented, or invalidated, and we may not be able to detect or prevent third parties from infringing our rights to our intellectual property. Therefore, the exact effect of the protection of this intellectual property cannot be predicted with certainty. In addition, given the costs, effort, and risks of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may choose not to seek patent protection for certain innovations. Any failure to adequately obtain such patent protection, or other intellectual property protection, could later prove to adversely impact our business.

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

Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of September 30, 2022, the holders of our outstanding Class B common stock, which consist of Thrive Capital and our Co-Founders, beneficially own 22.4% of our outstanding capital stock and hold 82.7% of the voting power of our outstanding capital stock

(assuming the exercise of all options to acquire shares of Class B common stock and the conversion of the 2031 Notes, in each case that are beneficially owned as of September 30, 2022). Thrive Capital and Joshua Kushner (as the sole managing member of the Thrive General Partners), in particular, beneficially own 19.3% of our outstanding capital stock and hold 75.2% of the voting power of our outstanding capital stock as of September 30, 2022. Because of the 20-to-one voting ratio between our Class B common stock and Class A common stock, the holders of Class B common stock, in particular Thrive Capital and Joshua Kushner (as the sole managing member of the Thrive General Partners), collectively control over a majority of the combined voting power of all of our Class A common stock and Class B common stock and therefore will continue to be able to control all matters submitted to our stockholders for approval until a significant portion of such shares of outstanding Class B common stock have been converted to shares of Class A common stock. This concentrated control limits or precludes the ability of our other investors to influence corporate matters for the foreseeable future. For example, Thrive Capital and our Co-Founders have sufficient voting power to determine the outcome with respect to elections of directors, amendments to our certificate of incorporation, amendments to our bylaws that are subject to a stockholder vote, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval for the foreseeable future. In addition, this concentrated control may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. This control may also adversely affect the market price of our Class A common stock.

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

We anticipate incurring substantial stock-based compensation expense related to performance-based awards, including particularly the Founders Awards, which may have an adverse effect on our financial condition and results of operations and may result in substantial dilution

We have in the past and may in the future grant performance-based awards, as a result of which we may incur substantial stock-based compensation expenses and may expend substantial funds to satisfy tax withholding and remittance obligations. For example, in connection with our IPO, on March 5, 2021, we granted to Mario Schlosser and Joshua Kushner, our Co-Founders, an aggregate of 6,344,779 long-term performance-based restricted stock units (“PSUs”), which we refer to as the Founders Awards.

Mr. Schlosser’s Founders Award consists of PSUs that cover 4,229,853 shares of Class A common stock, and Mr. Kushner’s Founders Award consists of PSUs that cover 2,114,926 shares of Class A common stock, in each case, at target levels. Each Founders Award will be eligible to vest based on the achievement of five pre-determined stock price goals ranging from $90.00 to $270.00 per share over a seven-year period following March 5, 2021, the closing of our IPO. Half of each Founders Award will become earned based on the achievement of such stock price goals (measured as a volume-weighted average stock price over 180 days) at any time between the second and seventh anniversaries of the closing of our IPO. The remaining half of each Founders Award also will become earned based on achieving the same stock price goals, but the period for measuring the achievement of those goals will be scaled between the second and seventh anniversaries of the closing of our IPO. Any PSUs that become earned PSUs will vest on, as applicable the third, fourth, fifth, sixth and/or seventh anniversary of the closing of our IPO or, if later, the date on which the applicable stock price goal is achieved, subject to continued service. Any PSUs that do not vest prior to or on the seven-year anniversary of the grant date automatically will be terminated without consideration. The PSUs are also subject to certain vesting acceleration terms. We will continue to record substantial stock-compensation expense for the Founders Awards. As of September 30, 2022, the amount of unrecognized compensation expense for the PSUs subject to the Founders Awards is $56.8 million, which is expected to be recognized over a weighted-average period of 3.17 years.

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

We are no longer able to take advantage of cost savings associated with the JOBS Act. Furthermore, if the additional requirements applicable to non-emerging growth companies divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. Furthermore, if we are unable to satisfy our obligations as a non-emerging growth company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation

Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, and depress the market price of our Class A common stock.

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

As a public company, we face increased legal, accounting, administrative, and other costs and expenses that we did not incur as a private company. We have incurred, and expect to continue to incur, significant costs related to operating as a public company. We are subject to the Exchange Act, the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, the Dodd-Frank Act, the Public Company Accounting Oversight Board (the “PCAOB”), and the rules and standards of the NYSE, each of which imposes additional reporting and other obligations on public companies. As a public company, we are required to, among others:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Oscar Health, Inc.	8-K	001-40154	3.1	3/8/2021
3.2	Amended and Restated Bylaws of Oscar Health Inc.	8-K	001-40154	3.2	3/8/2021
4.1	Specimen Common Stock Certificate of Oscar Health, Inc.	S-1/A	333-252809	4.1	2/22/2021
10.1	Letter Agreement, by and between Oscar Management Corporation and Siddhartha Sankaran, dated November 8, 2022					*
10.2	Amendment to Employment Agreement, by and between Oscar Health, Inc., Oscar Management Corporation and R. Scott Blackley, dated November 8, 2022					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within Exhibit 101)					*

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSCAR HEALTH, INC.

Date: November 9, 2022	By:	/s/ Mario Schlosser
Mario Schlosser
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/ R. Scott Blackley
R. Scott Blackley
Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2022	By:	/s/ Victoria Baltrus
Victoria Baltrus
Chief Accounting Officer
(Principal Accounting Officer)