Form 10-K
period 2022-12-31
Oscar Health, Inc.
filed 2023-02-24
CIK 1568651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐

Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2022, the last business day of the registrant's most recently completed second quarter, the approximate market value of the registrant's common stock held by non-affiliates was $727.7 million.

Class of Stock	Shares Outstanding as of January 31, 2023
Class A Common Stock, par value $0.00001 per share	181,187,578
Class B Common Stock, par value $0.00001 per share	35,115,807
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 are incorporated herein by reference in Part III.

Oscar Health, Inc.
ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“Annual Report on Form 10-K”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding our future results of operations and financial position, risk adjustment payments, industry and business trends, stock compensation, business strategy, plans and plan mix, membership and market growth and our objectives for future operations.

The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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

BASIS OF PRESENTATION

As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to:
•“we,” “us,” “our,” “our business,” the “Company,” “Oscar,” and similar references refer to Oscar Health, Inc. and its subsidiaries.
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
•“health insurance subsidiary” refers to any subsidiary of Oscar Health, Inc. that has applied for or received a license, certification or authorization to sell health plans by any state Department of Insurance, Department of Financial Services, Department of Health, or comparable regulatory authority. As of December 31, 2022, Oscar Health, Inc. had 14 health insurance subsidiaries.
•“health plans” refers to the health insurance plans that Oscar sells in the Individual and Small Group markets and the Medicare Advantage Plans that Oscar sells in the Medicare Advantage market. The term includes co-branded health plans sold directly by our health insurance subsidiaries and, in the case of the Cigna + Oscar plan, sold directly by our partner and partially reinsured by an Oscar health insurance subsidiary.
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
•“Open Enrollment Period” refers to the yearly period when individuals and families can enroll in a health plan or make changes to an existing health plan. The 2023 Open Enrollment Period for the Individual market in the majority of states began on November 1, 2022 and lasted through at least January 15, 2023. The Medicare Advantage Open Enrollment Period, which permits switching between Medicare Advantage plans, started on January 1, 2023 and will end on March 31, 2023.
•“Parent” means Oscar Health, Inc. on a stand-alone basis.
•“PMPM” refers to per member per month.
•“Special Enrollment Period” refers to a period outside the Open Enrollment Period or Annual Election Period when an eligible person can enroll in a health plan or make changes to an existing health plan. A person is generally eligible to participate in a Special Enrollment Period if certain qualifying life events occur, such as losing certain health coverage, moving, getting married, having a baby, or adopting a child or resulting from regulatory requirements. For example in 2023 this includes an extension of the Open Enrollment Period in New York for the duration of the ongoing COVID-19 public health emergency (“PHE”), and a Special Enrollment Period in California also tied to the duration of the PHE. CMS has also announced a sixteen month Special Enrollment Period for individuals that lose Medicaid or Children's Health Insurance Program coverage as a result of the Medicaid redetermination process, which will begin April 1, 2023 and end July 31, 2024.
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

Reclassification and Reverse Stock Split
In connection with its initial public offering (the “IPO”), on March 3, 2021, the Company filed an amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”) with the Secretary of State of the State of Delaware, which effected a reclassification of the Company’s issued and outstanding share capital and a one-for-three reverse stock split. Upon conversion of all outstanding shares of convertible preferred stock, and upon filing of the Company’s Amended and Restated Certificate of Incorporation, all outstanding shares of each series of the Company’s convertible preferred stock and common stock issued and outstanding prior to the IPO converted and/or were reclassified into an aggregate of 132,760,639 shares of Class A common stock, par value $0.00001 per share (the “Class A common stock”) and 35,335,579 shares of Class B common stock, par value $0.00001 per share (the “Class B common stock.”), and 943,800 shares of common stock held in treasury were reclassified into an aggregate of 314,600 shares of Class A common stock. In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), all shares of common stock and per share data that are presented in this Annual Report on Form 10-K have been adjusted to reflect the reclassification and reverse stock split on a retroactive basis for all periods presented. Shares of convertible preferred stock presented in this Annual Report on Form 10-K have not been adjusted for the reclassification or reverse stock split. For additional information, see Note 16 - Stockholders’ Equity to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our Class A common stock. The principal risks and uncertainties affecting our business include the following:

•Our ability to execute our strategy and manage our growth effectively;
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
•Unanticipated results of risk adjustment programs;
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

Oscar is the first health insurance company built around a full stack technology platform and a relentless focus on serving our members. We started Oscar in 2012 to create the kind of health insurance company we would want for ourselves – one that behaves like a doctor in the family. We believe every American deserves access to affordable, high-quality health care that fits their life – from families seeking coverage that works for toddlers and their busy parents, to adults with chronic conditions who know their care providers by their first names – and everyone in between.

Powered by our own differentiated full stack technology platform, we have built a scaled insurance business that enables us to earn our members’ trust, leverage the power of personalized data, and help our members find quality care they can afford. We are proud to have earned industry-leading levels of trust, engagement, and customer satisfaction from more than one million members who, as of January 31, 2023, have chosen Oscar.

In addition to supporting our insurance business, our full stack technology platform has already enabled arrangements with other payors and providers in which health plans and products are powered by our platform. As we continue to build and scale our technology, we may seek out additional opportunities to monetize our +Oscar platform.

As we continue to bring the Oscar experience to more individuals, our goal will remain the same: to build engagement, earn trust, and help our members live healthier lives.

Our Offerings

Our technology gives us the flexibility to enter into innovative health system collaborations and achieve market and product optimization. Today, we offer health plans in three insurance markets: Individual, Small Group, and Medicare Advantage.

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

Medicare Advantage
We have a limited Medicare Advantage business where we offer coverage to adults who are age 65 and older and eligible for traditional Medicare, but who instead select coverage through a private market plan. We have a contract with the Centers for Medicare & Medicaid Services ("CMS") under the Medicare Advantage program to provide healthcare benefits to Medicare beneficiaries. In exchange, we receive a fixed PMPM premium that varies based on a variety of factors, including the CMS Star ratings of our health plans, as well as member geographic location, demographics, and health status. CMS also uses a risk adjustment system to adjust the premiums paid to Medicare Advantage plans that reflects the predicted healthcare costs of their members compared to an “average” beneficiary based on health status and other factors. Medicare Advantage premiums paid to us under our CMS contracts are subject to annual review by CMS, as well as federal government reviews and audits. We elect to participate in a given Medicare geographic region on an annual basis.

+Oscar Platform
We believe we have built a differentiated full stack platform to power our health insurance business, and we continue to invest in building, scaling and improving this platform. We have started to monetize this platform through arrangements with providers and payors in which health plans and products are powered by our platform. We are currently deploying Campaign Builder in the market, which is our first +Oscar modularized solution. Campaign Builder is an engagement and automation platform that enables scalable, personalized interventions and automates workflows, designed to drive growth, deliver best in class clinical outcomes, and optimize administrative operations. In the longer term we plan to continue to evaluate other opportunities to monetize our platform.

Our Provider Contracts and Network
Our health plans include access to a network of high-quality physicians and hospitals, as well as a personalized Care Team that supports members from finding a doctor to navigating costs. As portions of the health care system increasingly shift towards offering more selective networks, we believe the insurers that will thrive are those that can consistently deliver a high-quality experience by engaging their members and routing care to in-network facilities and physicians that offer quality care at affordable rates. Oscar has exclusive provider organizations (“EPO”) or similar networks in all of our markets for our Individual and Medicare Advantage products. The Cigna + Oscar Small Group products use Cigna’s network to offer preferred provider organization (“PPO”) and EPO plans. We selectively work with technology-forward, high brand-recognition health systems, including some of the largest health systems in the U.S.

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

Membership
Markets
Oscar's member-first philosophy and innovative approach to care has earned us the trust of over one million members across our Individual, Small Group and Medicare Advantage plans. We offer coverage in 577 counties and 20 states. We regularly evaluate our markets for strategic fit and periodically enter or exit markets.

Concentration
We generate a substantial majority of our total revenue from direct and assumed policy premiums. Direct policy premiums are collected directly from members and from CMS as part of the APTC program. For the year ended December 31, 2022, $977.0 million and $5.7 billion of direct policy premiums were collected directly from our members and from CMS, respectively. We also receive assumed policy premiums as part of our reinsurance arrangements under our Cigna+Oscar small group plan offering. Assumed premiums for the year ended December 31, 2022 were $138.1 million.

Disaggregated membership information as of December 31, 2022 and 2021 is presented in the tables below:

Membership by Offering
	As of December 31,
	2022	2021
Individual and Small Group	1,084,404	577,799
Medicare Advantage	4,452	3,864
Cigna + Oscar (1)	62,627	16,506
Total	1,151,483	598,169
(1)Represents total membership for our co-branded partnership with Cigna.

Membership by State
	As of December 31,
	2022	2021
Florida	685,205	291,894
Texas	148,362	90,369
Georgia	103,970	6,610
California	72,194	98,532
Ohio	24,953	17,980
Connecticut	20,185	6,177
New York	19,557	27,462
Arizona	16,971	23,561
New Jersey	16,620	13,728
Missouri	6,944	1,541
Tennessee	6,939	5,158
Iowa	5,928	1,330
Oklahoma	4,956	1,425
Pennsylvania	3,691	4,376
Colorado	3,453	2,865
Kansas	3,171	2,455
Nebraska	3,145	—
Illinois	2,045	—
North Carolina	1,007	602
Michigan	985	1,522
Virginia	710	582
Arkansas	492	—
Total	1,151,483	598,169

Seasonality
Our business is generally affected by the seasonal patterns of our member enrollment and medical expenses, health plan mix shift and, to a lesser extent, marketing spend in advance of an Open Enrollment Period or Annual Election Period. Direct policy premiums earned are historically highest in the first quarter, primarily due to the annual enrollment cycles and the enrollment of our members, but may be impacted by Special Enrollment Periods or other market dynamics that allow the overall market to grow throughout the year. Medical expenses are sensitive to the mix shift of the five “metal” health plan categories offered on the ACA. Medical expenses have historically been highest towards the second half of the year due to a number of factors discussed below.

Members
Our membership is measured as of a particular point in time and is concentrated in the Individual market. Membership typically declines throughout the year due to individuals disenrolling before they become effectuated members, as a result of Special Enrollment Periods, and the removal of members for non-payment or in accordance with our fraud, waste and abuse, and other operating policies. The majority of our member growth occurs in connection with the annual Open Enrollment Period. Individual plan membership is historically at its highest at the beginning of the year. For Small Group products, a large portion of membership is acquired between December 1 and January 1, with the remaining members acquired throughout the balance of the year. These patterns can be affected by legislative or regulatory actions, Special Enrollment Periods or other market dynamics that allow the overall market to grow throughout the year.

Claims Incurred
Our medical expenses are impacted by seasonal effects of medical costs such as the utilization of deductibles and out-of-pocket maximums over the course of the policy year, which shifts more costs to us in the second half of the year as we pay a higher proportion of claims. Our medical costs can also vary according to the number of days and holidays in a given period, the risk profile of our membership, and the proportion of our membership that is new in the calendar year. In 2022, and to date in 2023, the emergence of medical claims has differed from that in prior years due to the mix shift to members with higher-premium/lower-deductible Silver plans, and further mix shifts may continue to alter medical claim incurred patterns in the remainder of 2023 and future periods.

Reinsurance
We enter into reinsurance agreements to help us mitigate risk, which includes protecting capital and reducing earnings and cash flow volatility. Our reinsurance is contracted under two different types of arrangements: quota share reinsurance contracts and excess of loss (“XOL”) reinsurance contracts. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums, net of a ceding commission. In XOL reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. Under XOL reinsurance, the premium payable to the reinsurer is negotiated by the parties based on losses on an individual member in a given calendar year and their assessment of the amount of risk being ceded to the reinsurer because the reinsurer does not share proportionately in the ceding company’s losses.

OUR DIFFERENTIATED FULL STACK TECHNOLOGY PLATFORM
We have built our own full stack technology platform, which allows for greater scalability and flexibility, and spans all critical health care insurance and technology domains, including member and provider data, utilization management, claims management, billing, and benefits. We continue to invest in building and developing our platform to power our insurance business, and to enable a best in class experience for our members and providers.

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

As part of our member engagement engine, members receive the support of a Care Team, which enables us to form relationships and build trust with our members that allows us to shift members to better and more affordable care. Our Care Teams offer personalized guidance because of their access to all of our members’ longitudinal data on our full stack technology platform. We believe our Care Team approach is one of the core reasons our member satisfaction is so high. During the fourth quarter of 2022, our net promoter score reached 47 and remains meaningfully higher than the industry average of 3. Our Care Teams have a bird’s eye view of a member’s journey through the health care system, including claims and authorization history, past appointments, and in some cases, appointments scheduled in the future. We also use artificial intelligence to match members to the best doctors for them, driven by sophisticated cost and quality algorithms. This technology saves both Oscar and members money by routing care to “high value” providers, which we define as providers who, based primarily on Oscar’s proprietary cost estimate tool, historical claims data, provider location information, and survey data have lower costs and higher rated reviews from our members. Members can search directly on the Oscar app or website, or if they prefer, in consultation with their Care Team, for the right provider. We offer flexible options when our members seek care through a broad platform tailored to solving specific member needs. We have built a proprietary infrastructure integrated with Oscar claims and data management systems designed to share data appropriately among Care Teams, virtual care providers and members.

Product features such as Care Teams, care routing, and virtual care are our way of building the trust, engagement, and relationships that give us the ability to help members bend the cost curve in health care. By leveraging Campaign Builder, our engagement and automation engine, we're able to rapidly create and iterate upon omnichannel member outreach programs to drive adherence to important clinical pathways. Owning the technologies that power our business from end-to-end lets us pioneer new ways of addressing frictions in the health care system and is the foundation for Oscar’s vision to make a healthier life accessible and affordable for all. Today, this platform provides the foundation for our personalized data insight and analysis as well as our critical cost structure savings. As a result, engagement with our technology platform and customer satisfaction remains high, relative to industry average. We believe competitors who lack this member engagement engine will face significant challenges in replicating our consumer experience, and our platform thus forms an important structural moat around the innovations we have developed.

OUR STRATEGIC FOCUS
As we continue our work to reimagine healthcare in the U.S., we are tracking towards delivering on a critical company milestone of reaching profitability for our Insurance business in 2023.

We built our strategy around three core trends in healthcare: consumerization, digital/virtualization, and a shift to value-based care. Over time, we’ve been observing the overall healthcare system move towards these trends, which not only validates our strategy, but provides us with a first mover advantage. We are now a scaled health insurer with over one million members, high member engagement, and our own technology stack that we have built from end to end. With all of these building blocks in place, we believe we have a clear, achievable plan to deliver on our target of achieving profitability for the Insurance business in 2023.

A critical element of this strategy includes taking a disciplined approach to balancing growth and profitability in our pricing. We’ve already taken steps to drive down administrative costs, manage our medical costs, and sculpt our portfolio through pricing, network and plan design. We had a successful Open Enrollment Period with results that are in line with our goal to have our 2023 membership be stable year over year. We also took actions to drive improved performance in our medical loss ratio and administrative expense ratio including exiting underperforming markets and optimizing our plan design portfolio to create greater balance towards profitable products.

We believe that these collective actions are guiding us toward our goals and that insurance company profitability is within view. Much of the work to achieve this milestone is already in play, and we are confident that we are well-positioned to take advantage of the market trends and reach our goals. As we look ahead to 2024 and beyond, we plan to position ourselves for growth, while continuing to maintain our disciplined focus on managing administrative and medical costs.

HUMAN CAPITAL RESOURCES
As of December 31, 2022, we had 2,714 full-time employees.

As the first health insurance company built around a full stack technology platform and a relentless focus on serving our members, we are powered by people from a diversity of backgrounds, experiences, and industries. We foster a culture in which our employees share a common connection to our mission: they are passionate about making a frustrating healthcare system easier, more human and better for everyone. These principles drive our core values:

1.What we do is a big deal. We’re solving problems that change and save lives
2.Powered by people. Members above all. Developing and growing others is what raises the bar.
3.No genius without grit. Be relentless. Be scrappy. Trying and failing beats not trying and changing nothing.
4.Seek the truth. But never assume you’ve found it. Be scientific.
5.Inspire and provoke. Develop and display leadership at all levels. Fight to be the best.
6.Be transparent. Give and ask for direct feedback. Be grateful for and excited by the help of others.
7.Make it right. Admit your mistakes. Then learn from them. Never build alone.

Talent Recruitment and Retention
As a mission-driven company, we prioritize attracting and retaining qualified personnel who share our mission to make a healthier life affordable and accessible to all. This centers around what we believe to be a compelling employee value proposition, that includes competitive pay and benefits, flexible work styles, opportunity to make real impact towards the Oscar mission, and ongoing performance development.

We compete to hire and retain highly talented and diverse individuals, and we offer our employees compensation packages designed to be competitive, including a base salary and some of the following, depending on the role and business function: performance bonus, long-term incentive equity, performance-based equity, commission, and overtime pay. We see our compensation philosophy as grounded in a transparent, systemic, and equitable approach to employee compensation that is rooted in data and company performance, and benchmarked against technology, healthcare, and insurance peers. To continue to address turnover throughout external economic swings, we have also offered financial, and non-financial, incentives to try to retain our high performing employees.

As a result of our shift to a flexible workforce and expanding our recruiting efforts beyond states where we maintain a physical office location, we have had the opportunity to further expand the geographic diversity of our workforce in 2022.

Health and Wellbeing
At Oscar we believe that making a healthier life affordable and accessible to all begins with our own workforce, and we continually seek opportunities to optimize our employee offerings including events, activities, benefits, perks and community support. We have invested in a benefits package designed to be comprehensive and affordable, providing protection and support to help our employees achieve health, financial, and wellness goals, including mental health, infertility support, and dependent care. We also believe in the importance of investing in education and development opportunities for our employees, and all employees have access to internally created and third party skills and training programs. Lastly, we understand that individuals need to step away from work duties for a variety of reasons, which is why we provide paid time off and leave packages to all full time employees, including wellness days and parental leave.

Diversity, Equity, and Inclusion
We recognize the importance of diversity, equity, and inclusion in the workplace, and we aim to embed these efforts across our full slate of human capital programming and operations. We believe that having an increasingly diverse employee base will empower our community, drive better business outcomes, and ultimately allow us to better serve our members.

Internally, we aim to promote equity through a transparent, systematic approach to our human capital frameworks and operations. Specifically, with respect to compensation, we reward employees based on performance so that there is parity in job profiles, and we support our compensation decisions through benchmarking and data. Our employees are able to view their total compensation package, including their salary band and leveling, which helps employees understand their pay and encourages proactive conversation between managers and employees. Beyond equitable processes, we strive for inclusivity by offering self-identification options in our human resource information systems and inclusive employee-oriented programming. We believe our Employee Resource Groups (“ERGs”) are another important part of maintaining diverse perspectives and fostering connections across our organizations. In 2022 we had nine ERGs which focused on community, awareness and advocacy in spaces that are often overlooked.

In the effort to increasingly disrupt the healthcare industry, we bring our diverse workforce together to help inform the initiatives of our Culturally Competent Care Program, which strives to provide care to patients with diverse values, beliefs, and behaviors, including tailoring care delivery to meet patients’ social, cultural and linguistic needs.

In 2023, Oscar plans to release its inaugural ESG Report, which will be made available through the “Investor Relations” section of Oscar’s website (ir.hioscar.com). Neither the ESG Report nor the contents of our website are incorporated by reference herein.

COMPETITION
We operate in a highly competitive environment in an industry subject to significant and ongoing changes, including business consolidations, new strategic alliances, market pressures, scientific and technological advances in medical care and therapeutics, as well as regulatory and legislative challenges and reform both at the federal and state level. This reform includes, but is not limited to, the federal and state health care reform legislation described under “—Government Regulation.” In addition, changes to the political environment may drive additional shifts in the competitive landscape.

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

We use marketing and sales strategies and various channels, including the internet on a selected basis, to promote our advertisements through social and other media platforms, to reach consumers as well as enterprise benefits leaders. Enterprise marketing and sales strategies also include account-based marketing, business development initiatives, and client service teams focused on member acquisition, employee enrollment, and member engagement. We also use the data generated in member support interactions to constantly refine and improve our marketing campaign.

INTELLECTUAL PROPERTY
We believe that our intellectual property rights are important to our business, and our commercial success depends, in part, on our ability to protect our core technologies and other intellectual property assets. We rely on a combination of copyrights, trademarks, service marks, trade secret laws, technical know-how, confidentiality procedures, and other contractual restrictions to establish and protect our intellectual property. As of December 31, 2022, we exclusively owned two registered trademarks in the United States, the Oscar and Oscar Health marks. While trademark registrations in the United States have terms of limited duration, there is no limit on the number of times that the registrations may be renewed if they remain in use in commerce and if all required filings and payments are made with the United States Patent and Trademark Office. Further, even if a federal registration of a trademark in the United States is not renewed, the owner of the trademark may retain its common law trademark rights thereafter, for as long as the mark remains in use in commerce in the applicable state or states. In addition, we have registered domain names for websites that we use or may use in our business. As of December 31, 2022, we had no issued patents and no pending patent applications anywhere in the world, and therefore, we do not have patent protection for any of our proprietary technology, including our full stack technology platform, proprietary software, mobile app, or web portal. However, our software and other proprietary information are protected by copyright on creation. Copyright registrations, which have so far not been necessary, may be sought on an as-needed basis.

We seek to control access to and distribution of our proprietary information, including our algorithms, source and object code, designs, and business processes, through security measures and contractual restrictions. We seek to limit access to our confidential and proprietary information to a “need to know” basis and enter into confidentiality and nondisclosure agreements with our employees, consultants, members, vendors, and partners that may receive or otherwise have access to any confidential or proprietary information. We also obtain written invention assignment agreements from our employees and consultants that assign to us all right, interest, and title to inventions and work product developed during their employment or service engagement, respectively, with us. In the ordinary course of business, we provide our intellectual property to external third parties through licensing or restricted use agreements. For information on risks associated with our intellectual property rights, see “Risk Factors—Risks Related to our Business—Failure to secure, protect, or enforce our intellectual property rights could harm our business, results of operations, and financial condition.”

INFORMATION TECHNOLOGY
Our business is dependent on effective, resilient, and secure information systems that assist us in, among other things, monitoring utilization and other cost factors, processing provider claims, providing data to our regulators, and implementing our data security measures. Our members also depend upon our information systems for enrollment, primary care and specialist physician roster access and other information, while our providers depend upon our information systems for eligibility verifications, claims status, and other information.

We partner with third parties, including Amazon, Appian, Atlassian, inContact, and Google, to support our information technology systems. This makes our operations vulnerable to adverse effects if such third parties fail to perform adequately. We have entered into agreements with third-party vendors who manage certain of our information technology infrastructure services including, among other things, our information technology operations, end-user services, and platforms for cloud computing. As a result of such agreements, we have been able to reduce our administrative expenses over time, while improving the reliability of our information technology functions, and maintain targeted levels of service and operating performance. A segment of the infrastructure services is managed within our cloud platform, while other portions of the infrastructure services are managed externally by vendors. Our use of cloud service providers in particular is intentionally and inherently resilient, with platform level redundancy in networking and computer hardware. As an example, we distribute our Amazon Web Services services across multiple availability zones to reduce the likelihood of infrastructure failure.

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

In addition, we are regulated as an insurance holding company and are subject to the insurance holding company laws of the states in which our health insurance subsidiaries are domiciled. These laws and other laws that govern operations of insurance companies and HMOs contain certain reporting requirements, as well as restrictions on transactions between an insurer or HMO and its affiliates, and may restrict the ability of our health insurance subsidiaries to pay dividends to our holding companies. For example, under the regulations of certain states, our insurance subsidiaries may not declare or distribute a dividend to shareholders except out of earned surplus. Holding company laws and regulations generally require registration with applicable state departments of insurance and the filing of reports describing capital structure, ownership, financial condition, certain intercompany transactions, enterprise risks, corporate governance, and general business operations. In addition, state insurance holding company laws and regulations generally require notice or prior regulatory approval of certain transactions including acquisitions, material intercompany transfers of assets, and guarantees and other transactions between the regulated companies and their affiliates, including parent holding companies. Applicable state insurance holding company acts also restrict the ability of any person to obtain control of an insurance company or HMO without prior regulatory approval. These acts generally define “control” as the direct or indirect power to direct or cause the direction of the management and policies of a person and is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of another person. Some state laws have different definitions or applications of this standard. Dispositions of control generally are also regulated under applicable state insurance holding company laws.

The states of domicile of our health insurance subsidiaries have statutory risk-based capital ("RBC") requirements for insurance companies and HMOs. Most of our subsidiaries are subject to requirements based on the Risk-Based Capital For Health Organizations Model Act, with a few subsidiaries subject to state-specific RBC requirements that are not based on, but function similarly to, the Model Act. These RBC requirements are intended to assess the capital adequacy of life and health insurers and HMOs, taking into account the risk characteristics of a company’s investments and products. In general, under these laws, an insurance company or HMO must submit a report of its RBC level to the insurance regulator of its state of domicile each calendar year. These laws typically require increasing degrees of regulatory oversight and intervention if a company’s RBC declines below certain thresholds. As of December 31, 2022, the RBC levels of our insurance and HMO subsidiaries met or exceeded all applicable mandatory RBC requirements. For more information on RBC capital and additional liquidity and capital requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Overview.”

Additionally, as a company that directly or indirectly controls insurers, we have an obligation to adopt a formal enterprise risk management (“ERM”) function and file enterprise risk reports on an annual basis. The ERM function and reports must address any activity, circumstance, event, or series of events involving the insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or liquidity of the insurer, including anything that would cause the insurer’s RBC to fall below certain threshold levels or that would cause further transaction of business to be hazardous to policyholders or creditors, or the public. Similarly, in accordance with The National Association of Insurance Commissioners’ (“NAIC”) Risk Management and Own Risk Solvency Assessment Model Act, we must complete an annual “own risk and solvency assessment,” which is an internal assessment, appropriate to the nature, scale, and complexity of our company, of the material and relevant risks associated with the current business plan, and of the sufficiency of capital resources to support those risks.

Ongoing Requirements and Changes Stemming from the ACA
The ACA significantly changed the United States healthcare system. While we anticipate continued changes with respect to the ACA, either through Congress, court challenges, executive actions, or administrative action, we expect the major portions of the ACA to remain in place and continue to significantly impact our business operations and results of operations, including pricing, minimum MLRs, the implementation of a risk adjustment program, and the geographies in which our products are available.

The ACA prohibits annual and lifetime limits on essential health benefits, member cost-sharing on specified preventive benefits, and pre-existing condition exclusions. Further, the ACA implemented certain requirements for insurers, including changes to Medicare Advantage payments and the minimum MLR provision that requires insurers to pay rebates to members when insurers do not meet or exceed the specified annual MLR thresholds. In addition, the ACA required a number of other changes with significant effects on both federal and state health insurance markets, including strict rules on how health insurance is rated, what benefits must be offered, the assessment of new taxes and fees, the creation of public Health Insurance Marketplaces for Individuals and Small employer group health insurance and the availability of premium subsidies for qualified individuals. The ACA allows individual states to choose to enact additional state-specific requirements that extend ACA mandates and some of the states where we operate have implemented higher MLR percentage requirements, lower tobacco user rating ratios, and different age curve variations. Changes to our business environment are likely to continue as elected officials at the national and state levels continue to enact, and both elected officials and candidates for election continue to propose significant modifications to existing laws and regulations, including changes to taxes and fees. For information on risks associated with ACA and changes to ACA, see “Risk Factors—Most Material Risks to Us—Any potential repeal of, changes to, or judicial challenges to the ACA and its regulations, could materially and adversely affect our business, results of operations, and financial condition.”

In general, the individual market risk pool that includes public Health Insurance Marketplaces has changed significantly since its inception in 2014 and continues to exhibit risk volatility. Based on our experience in public Health Insurance Marketplaces to date, we have made adjustments to our premium rates and participation footprint, and we will continue to evaluate the performance of such products going forward.

In addition, insurers have faced uncertainties related to federal government funding for various ACA programs. On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021 (“American Rescue Plan”), which built upon many of the measures in the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”). Under the American Rescue Plan, starting April 1, 2021, APTC subsidies were available for the 2021 and 2022 plan years for most individuals and families making more than 400% of the federal poverty level ("FPL"), and APTC subsidies were temporarily increased for all income brackets. The enhanced APTC subsidies were intended to lapse at the end of 2022 but were extended through plan year 2025 by the Inflation Reduction Act of 2022. The American Rescue Plan also provides for enhanced flexibility for states to extend Medicaid eligibility to women for 12 months postpartum.

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

•All of our membership associated with our direct policy premium revenue was subject to the minimum MLR regulations as of and for the year ended December 31, 2022.

•The ACA created an incentive payment program for Medicare Advantage plans. CMS has developed the Medicare Advantage Star Ratings system, which awards between 1.0 and 5.0 stars to Medicare Advantage plans based on performance in several categories, including quality of care, access to care, member experience, and operational effectiveness. The Star Ratings are used by CMS to award quality-based bonus payments to plans that receive a rating of 4.0 stars or higher. The methodology and measures included in the Star Ratings system can be modified by CMS annually. For plan year 2023, two of our Medicare Advantage plans were eligible to receive a full Star Rating, and both received overall ratings of 3.5 Stars.

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

•Medicare Advantage reimbursement rates will not increase as much as they would have absent the ACA, due to the payment formula promulgated by the ACA that continues to impact reimbursements. We also expect further and ongoing regulatory guidance on a number of issues related to Medicare Advantage, including evolving methodologies for ratings and quality bonus payments. While the changes to the RADV program are in part intended to provide health insurers with greater stability and predictability, and promote fairness in the RADV program’s administration, such changes may ultimately increase the government’s ability to retrospectively claw back or recover funds from health insurers.

Regulation of Medicare Advantage Plans
We are also subject to comprehensive oversight from CMS related to our Medicare Advantage plans. CMS regulates the Medicare Advantage payments made to us and the submission of information relating to the health status of members for purposes of determining the amounts of those payments. Additional CMS regulations govern Medicare Advantage benefit design, eligibility, enrollment and disenrollment processes, call center performance, plan marketing, record-keeping and record retention, quality assurance, timeliness of claims payment, network adequacy, and certain aspects of our relationships with and compensation of providers.

Privacy, Confidentiality and Data Standards Regulation
The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (together, “HIPAA”) and the administrative simplification provisions of HIPAA impose a number of requirements on covered entities (including health insurers, HMOs, group health plans, certain providers, and clearinghouses) and their business associates relating to the use, disclosure and safeguarding of PHI. These requirements include uniform standards of common electronic health care transactions and privacy and security regulations, and unique identifier rules for employers, health plans, and providers.

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

There are also numerous state and federal laws and regulations related to the privacy and security of health information. Laws in all 50 states require businesses to provide notices to affected individuals whose personal information has been disclosed as a result of a data breach, and certain states require notifications for data breaches involving individually identifiable health information. Most states require holders of personal information to maintain safeguards and take certain actions in response to a data breach, such as maintaining reasonable security measures and providing prompt notification of the breach to affected individuals and the state’s attorney general. For further discussion, see “Risk Factors—Risks Related to the Regulatory Framework that Governs Us.”

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

Additionally, a new California ballot initiative, the California Privacy Rights Act of 2023 (“CPRA”), was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Laws similar to the CCPA and CPRA have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. State consumer protection laws may also apply to our privacy and security practices related to personal information, including information related to consumers and care providers.

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

In addition, certain of our businesses are also subject to the Payment Card Industry (“PCI”) Data Security Standard, which is a multifaceted security standard that is designed to protect credit card account data as mandated by PCI entities. We rely on vendors to assist us with PCI matters and to maintain PCI compliance. Our business and operations are also subject to federal, state, and local consumer protection laws governing the use of email and telephone marketing.

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

In addition to the FCA, under the federal Civil Monetary Penalties Law, the HHS-OIG has the authority to impose civil penalties against any person who, among other things, knowingly presents, or causes to be presented, certain false or otherwise improper claims. There also is FCA liability for knowingly or improperly avoiding repayment of an overpayment received from the government and/or failing to promptly report and return such overpayment. Qui tam actions can be brought by private individuals (for example, a “whistleblower,” such as a disgruntled current or former competitor, member, or employee) on behalf of the government alleging that a company has defrauded the government, and the FCA permits the private individual to share in any settlement of, or judgment entered in, the lawsuit. Qui tam actions have increased significantly in recent years, causing greater numbers of health care companies to have to defend a false claim action, pay substantial settlement amounts, and/or enter into a CIA and/or other heightened monitoring arrangements to avoid exclusion from government health care programs as a result of an investigation arising out of such action. See “Risk Factors—Risks Related to the Regulatory Framework that Governs Us—We are subject to extensive fraud, waste, and abuse laws that may require us to take remedial measures or give rise to lawsuits and claims against us, the outcome of which may have a material adverse effect on our business, financial condition, cash flows, or results of operations.”

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

Guaranty Fund Assessments
Under certain state insolvency or guaranty association laws, insurance companies and HMOs can be assessed for amounts paid by guaranty funds for policyholder losses incurred when an insurance company or HMO becomes insolvent. Most state insolvency or guaranty association laws currently provide for assessments based upon the amount of premiums received on insurance underwritten within such state (with a minimum amount payable even if no premium is received). Under many of these guaranty association laws, assessments are made or adjusted retrospectively. Some states permit insurers or HMOs to recover assessments paid through full or partial premium tax offsets, or through future policyholder surcharges. The amount and timing of any future assessments cannot be predicted with certainty; however, future assessments are likely to occur.

Corporate Practice of Medicine and Fee-Splitting Laws

Oscar Medical Group, which consists of physician-owned professional corporations, functions as a direct medical service provider and, as such, our arrangements with Oscar Medical Group are subject to additional laws and regulations. Some states have corporate practice of medicine laws prohibiting specific types of entities from practicing medicine or employing physicians to practice medicine. Moreover, some states prohibit certain entities from engaging in fee-splitting practices which involve sharing in the fees or revenues of a professional practice. These prohibitions may be statutory or regulatory, or may be imposed through judicial or regulatory interpretation. The laws, regulations and interpretations in certain states have been subject to limited judicial and regulatory interpretation and are subject to change. See “Risk Factors—Risks Related to Our Business—We make virtual health care services available to our members through Oscar Medical Group, in which we do not own any equity or voting interest, and our virtual care availability may be disrupted if our arrangements with providers like the Oscar Medical Group become subject to legal challenges.”

AVAILABLE INFORMATION
Our website is www.hioscar.com. Through the “Investor Relations” section of our website (ir.hioscar.com), we make available free of charge a variety of information for investors, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the Securities and Exchange Commission (“SEC”).

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
Any updates to the list of disclosure channels through which we will announce information will be posted on the “Investor Relations” section of our website. Except as specifically indicated otherwise, the information found or available by hyperlink on our website or any other outlets we identify from time to time is not and shall not be deemed to be part of this or any other report we file with, or furnish to, the SEC.

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

Most Material Risks to Us

Our business, financial condition, and results of operations may be harmed if we fail to execute our strategy and manage our growth effectively.

Our growth strategy includes, without limitation, acquiring new members and retaining existing members, introducing new products and plans, and monetizing our technology through our +Oscar platform.

We may from time to time expand our membership by entering into new markets and introducing new health plans in the markets in which we currently operate. As our business grows, we may incur significant expenses prior to commencement of operations and the receipt of revenue in new markets or from new plans, including significant time and expense in obtaining the regulatory approvals and licenses necessary to grow our operations. For example, in order to obtain a certificate of authority to market and sell insurance in most jurisdictions, we must establish a provider network and demonstrate our ability to perform or delegate utilization management and other administrative functions, and we may be unable to complete these operational steps in a timely manner or at all. In addition, there are requirements and standards that need to be met, including in some cases an annual recertification process, in order to participate on Health Insurance Marketplaces. Even if we are successful in obtaining a certificate of authority, regulators may not approve our proposed benefit designs, provider networks, or premium levels, or may require us to change them or otherwise operate in ways that harm our profitability. If we are unable to obtain the approvals or licenses necessary, or otherwise meet regulatory and Health Insurance Marketplace requirements, our results of operations and financial condition could be materially and adversely affected.

As we expand our member base and enter new markets, we are also required to contribute capital to our insurance subsidiaries to fund capital and surplus requirements, escrows, or contingency guaranties, which may, at times, be significant. If we are successful in establishing a new health plan or entering a new market, increasing membership, revenues and medical costs could trigger further increased capital requirements, including risk-based capital (“RBC”), that could substantially exceed the net income generated by the health plan or in the new market. In certain states, the applicable statutes mandate higher capital requirements for an initial seasoning period, which may be reduced at the regulator’s discretion. In addition, our membership may increase as a result of other factors over which we have limited control, including as a result of regulatory actions or other developments that contribute to an increase in participants in the Health Insurance Marketplace, which similarly could trigger further increased capital requirements that could be substantial. We may not be able to fund on a timely basis, or at all, the increased contribution and RBC requirements with our available cash resources, and may need to incur indebtedness or issue additional capital stock. In the event we need access to capital for such purposes, our ability to obtain such capital may be limited and may come at significant cost. Further, in light of market uncertainty, we have taken, and may in the future take, preemptive steps designed to prudently manage our membership and capital position. For example, prior to the 2023 Open Enrollment Period, the Company requested that regulators limit its membership growth in Florida above a certain threshold so that total membership across all markets would be within its previously announced target range of 900,000 to 1,100,000 at the close of Open Enrollment, which the Company believed would enable it to prudently manage its capital position. Due to strong Open Enrollment performance, the threshold was met and the Company temporarily stopped accepting new members in Florida in the fourth quarter of 2022; however, current members were still able to renew. Our ability to accept new members in Florida in the future, and timing of when we can do so, is subject to regulatory approval. If we are unable to obtain such approval our results of operations and financial condition could be materially and adversely affected.

Further, we may experience delays in operational start dates as we enter new markets or decide to exit geographic markets or terminate insurance products, which could not only result in financial harm, but also reputational harm to our brand. For example, the Company has previously determined to exit certain geographic markets and terminate certain insurance products, and there can be no assurance that any future decisions to exit will not materially impact our financial condition. If competitors seek to retain market share by reducing prices, we may be forced to reduce our prices on similar plan offerings in order to remain competitive. There is no assurance that a reduction in our plan pricing would enable us to maintain our competitive position, and any such reduction could impact our financial condition or require a change in our operating strategies. As a result of these factors, entering new markets or introducing new health plans may decrease our profitability.

We also pursue opportunities to monetize our technology platform through +Oscar and we may be in discussions with respect to one or more such opportunities at any given time. To offer our +Oscar platform administrative services, we may be required to obtain and maintain licenses and approvals in new and existing markets, including for third party administrative services, utilization review administrative services, pharmacy benefit administration, or preferred provider network administration services. We may not be able to do so on our expected timetable or at all, or to otherwise expand our administrative service offerings and perform on our +Oscar or other commitments in an economically sustainable manner. Further, in 2022 we experienced certain operational challenges implementing full service +Oscar arrangements, including meeting certain service level standards, and a +Oscar client has terminated its +Oscar arrangement. In the future, even if we are able to obtain necessary licenses and approvals, our +Oscar arrangements may pose further operational challenges, may not be implemented on our expected timetable or at all, may not perform as well as expected, may not achieve timely profitability or expected synergies, may require us to incur additional costs, may expose us to additional liability, or may result in limitations on our ability to offer products in certain insurance markets and geographic regions. If we are not able to successfully implement and/or perform on our +Oscar arrangements, this may limit our ability to retain current +Oscar clients or obtain +Oscar clients in the future.

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

Pursuing our strategy requires significant capital expenditures, the allocation of valuable management and operational resources, and the hiring of additional personnel, and may strain our operations and our financial and management controls and reporting systems and procedures. For example, we have experienced, and may in the future experience, challenges with respect to our operations, including with respect to our claims systems, and these difficulties could increase as our membership increases. We also have experienced and may in the future experience attrition, which may further exacerbate these challenges. If we are unable to effectively execute our strategy and effectively manage our operations, systems and controls, our results of operations and financial condition could be materially and adversely affected.

Our success and ability to grow our business depend in part on retaining and expanding our member base. If we fail to add new members or retain current members, or manage our membership growth appropriately to meet our business objectives, our business, revenue, operating results, and financial condition could be harmed.

We currently derive substantially all of our revenue from direct policy premiums, which are primarily driven by the number of members covered by our health plans. As a result, the size of our member base is critical to our success. We have experienced significant member growth since we commenced operations; however, we may not be able to maintain this growth or manage our membership growth appropriately to meet our business objectives, and our member base could decrease rapidly or shrink over time.

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
•there is an initiation of new Special Enrollment Periods or other unexpected healthcare market developments;

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

On January 30, 2023, the Biden Administration announced that the public health emergency (“PHE”) for COVID-19 will end on May 11, 2023. The Commencement of Medicaid redeterminations was previously linked to the end of the PHE, however, the omnibus spending bill passed in December 2022 delinked Medicaid redeterminations from the end of the PHE and they are set to begin April 1, 2023. As a result, we expect there could be an impact on our expected membership and/or underwriting margin.

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

We also incur substantial administrative costs, particularly distribution costs, the costs of scaling and improving our operations and the costs of hiring and retaining personnel. External factors, including general economic conditions such as inflation and unemployment levels, are generally beyond our control and could further reduce our ability to accurately estimate and effectively control our administrative expenses, including the cost of our third party vendors. Furthermore, regulatory changes or developments may require us to change our existing practices with respect to broker commissions and could potentially result in a substantial increase in related costs or limit our ability to manage those costs in the future. For instance, on June 7, 2022, the CMS clarified its guidance that paying differential compensation to agents and brokers for coverage in the same benefit year based on whether the enrollment is completed during a Special Enrollment Period or during the Open Enrollment Period is prohibited under federal law. While Oscar had reduced broker commissions as of a certain date in 2022 in certain states for operational and business reasons, as a result of this guidance, Oscar reinstated payment of broker commissions in such states in accordance with the guidance. Any such increase in costs could cause our actual results to differ, potentially materially, from our prior expectations. As a result of our market expansion, expansion of our plan offerings and growth of our membership, our anticipated medical expenses and administrative costs are subject to additional uncertainty.

From time to time in the past, our actual results have varied from those expected, particularly in times of significant changes in the number of our members. If it is determined that our estimates are significantly different from actual results, our results of operations and financial position could be adversely affected.

We have a history of losses, and we may not achieve or maintain profitability in the future.

We have not been profitable since our inception in 2012 and had an accumulated deficit of $2.0 billion and $2.6 billion as of December 31, 2021 and 2022, respectively. We incurred net losses of $571.4 million and $609.6 million in the years ended December 31, 2021 and 2022, respectively.

In support of our profitability goals, we have taken steps to price for margin expansion, drive down administrative costs and manage our medical costs, and plan to take further actions consistent with a disciplined approach to growth and prioritization of margin in our pricing. We have also taken actions to drive improved performance in our MLR and administrative expense ratio including exiting underperforming markets and optimizing our plan design portfolio to create greater balance towards profitable products. While we believe that we are tracking towards delivering on a critical company milestone of reaching profitability for our Insurance business in 2023, a critical step towards our long-term profitability objectives, we may not achieve our profitability goals on a timely basis, or at all.

In addition, we may make additional investments to further market, develop, and expand our business, including by hiring additional personnel, continuing to develop our full stack technology platform, member engagement engine and operations, acquiring more members, maintaining existing members and investing in partnerships, collaborations and acquisitions, including through our +Oscar platform. The commissions we offer to brokers could also increase significantly as we compete to attract new members.

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

For the years ended December 31, 2022 and 2021, approximately 99%, and 98%, respectively, of our revenue was derived from sales of health plans subject to regulation under the ACA, primarily comprised of policies directly purchased by individuals and families and secondarily comprised of policies purchased by small employers and provided to their employees as a benefit. Consequently, changes to, or repeal of, portions or the entirety of the ACA and its regulations, as well as judicial interpretations in response to legal and other constitutional challenges, could materially and adversely affect our business and financial position, results of operations, or cash flows. Even if the ACA is not amended or repealed, elected and appointed officials could continue to propose changes impacting the ACA, which could materially and adversely affect our business, results of operations, and financial condition.

The ACA also established significant subsidies to support the purchase of health insurance by individuals, in the form of advanced premium tax credits, or APTCs, available through Health Insurance Marketplaces. The American Rescue Plan added additional APTCs for individuals at every household income level for 2021 and 2022; those additional APTCs have been renewed for three years through 2025 under the Inflation Reduction Act of 2022. During the years ended December 31, 2022 and 2021, the direct policy premiums of approximately 85% and 73%, respectively, of our members were subsidized by APTCs. Although subsidies have been extended through 2025, the future elimination or reduction of APTCs or other subsidies could make such coverage unaffordable to some individuals and thereby reduce overall participation in the Health Insurance Marketplaces and our membership. These fluctuations could have a significant adverse effect on our business and future operations, and our results of operations and financial condition. Further, the lack of federal funding of cost sharing subsidies could additionally impact Health Insurance Marketplace enrollment. Such market and political dynamics may increase the risk that our Health Insurance Marketplace products will be selected by individuals who have a higher risk profile or utilization rate or lower subsidization rate than we anticipated when we established the pricing for products on Health Insurance Marketplaces, possibly leading to financial losses.

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

The ACA implemented certain requirements for insurers, including changes to Medicare Advantage payments, a minimum MLR provision that requires insurers to pay rebates to consumers when insurers do not meet or exceed specified annual MLR thresholds, and anti-discrimination protections on the basis of race, color, national origin, sex, age, and disability, which may impact the manner in which health insurers receiving any form of federal financial assistance design and implement their benefit packages. Further, the ACA imposes significant fees, assessments, and taxes on us and other health insurers, plans and other industry participants. Additionally, there are numerous steps federal and state regulators require for continued implementation of the ACA including the annual federal updates to implementing market regulations via the Notice of Benefit and Payment Parameters. If we fail to effectively implement or appropriately adjust our operational and strategic initiatives with respect to the implementation of health care reform, or do not do so as effectively as our competitors, our results of operations may be materially and adversely affected.

We also offer Medicare Advantage plans, which requires us to comply with a myriad of rules, regulations, and subregulatory guidance, as well as third party and publicly administered performance standards. In urbanized areas, Medicare Advantage plans must be capable of enrolling at least 5,000 beneficiaries. CMS can waive this minimum enrollment requirement for the first three years of the contract. If we fail to enroll the minimum number of beneficiaries, CMS may elect not to renew our Medicare Advantage contracts. In addition, a portion of each Medicare Advantage plan’s reimbursement is tied to the plan’s Star Rating, as published by CMS, with those plans receiving a rating of four (4.0) or more stars eligible for quality-based bonus payments. A plan’s Star Rating affects its image in the market, and plans that achieve higher Star Ratings are able to offer enhanced benefits and market more effectively and, as a result, may have a competitive advantage over plans with lower Star Ratings. Medicare Advantage plans with Star Ratings of less than three (3.0) stars for three consecutive years are denoted as “low performing” plans on the CMS website and in the CMS “Medicare and You” handbook and CMS has the authority to terminate the Medicare Advantage contracts for such plans. For plan year 2023, our New York and Texas Medicare Advantage plans received a 3.5 Star Rating. New York earned 3 Stars in Part C and 4 Stars in Part D, while Texas earned 3.5 Stars in both Part C and D. The Florida Medicare Advantage plan is too small and new to earn an overall Star Rating, but it did earn a Part D only rating of 2.5 Stars. The Star Rating system is subject to change annually by CMS, which may make it more difficult to achieve and maintain favorable Star Ratings in the future. Our health insurance subsidiaries’ operating results, premium revenue, and benefit offerings will likely depend significantly on their Star Ratings, and there can be no assurances that we will be successful in achieving favorable Star Ratings or maintaining or improving our Star Ratings once achieved.

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

In addition, in each of the markets in which we operate, we are regulated by the relevant insurance and/or health and/or human services, or other government departments that oversee the activities of insurance and/or healthcare organizations providing or arranging to provide services to Medicare Advantage members, Health Insurance Marketplace enrollees, or other beneficiaries. For example, our health insurance subsidiaries must comply with minimum statutory capital and other financial solvency requirements, such as deposit and surplus requirements, and related reporting requirements, as well as price transparency requirements that mandate publication or disclosure of information related to the pricing or costs of covered items or services. In October 2020, HHS issued a health transparency regulation which went into effect in July 2022 (the “Health Plan Transparency Rule”). The Health Plan Transparency Rule requires monthly disclosures of, among other things, detailed pricing information regarding our negotiated rates for all covered items and services with in-network providers and historical payments to, and billed charges from, out-of-network providers. Additional disclosures under the Health Plan Transparency Rule went into effect in 2023 (personalized out-of-pocket cost information and negotiated rates for specified healthcare items and services) and will be further expanded in 2024 (all items and services). In December 2020, Congress passed the No Surprises Act, which requires health insurers to hold members harmless for out-of-network costs in certain circumstances, and requires that insurers and healthcare providers work to agree on out-of-network reimbursement, including through utilizing the independent dispute resolution process outlined in the No Surprises Act or a similar process established under applicable state law. The No Surprises Act became effective on January 1, 2022. Many states have enacted separate legislation addressing balance billing or surprise medical bills. These laws and regulations vary in their approach, resulting in different impacts on the health care system as a whole. Our health insurance subsidiaries must also comply with numerous statutes and regulations governing the sale, marketing, and administration of insurance. We have in the past, and we may in the future, fail to take actions mandated by federal and/or state laws or regulations with respect to changes in our health benefits, the health insurance policies for which individuals are eligible, proposed or actual premiums, and/or other aspects of individuals’ health insurance coverage. Such failures may result in our having to take corrective action, including making remediation payments to our members or paying fines to regulators, may subject us to negative publicity, or may result in the inability to offer our health plans on Health Insurance Marketplaces. Any such failures could also negatively impact our ability to service our existing +Oscar platform arrangements and enter into new arrangements.

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

As part of our normal operations, we collect, receive, use, maintain, handle, transmit, process, and retain, which collectively in this risk factor we refer to as “Process” or “Processing,” personal, medical, sensitive and other confidential information about individuals. We are subject to various federal and state laws and rules regarding the Processing of confidential information about individuals. These laws and regulations include, among others, the HIPAA, the CCPA and the CPRA.

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

In addition, we are subject to the CCPA, which became effective as of January 1, 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Additionally the CPRA was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. The CCPA and CPRA contain exemptions to which our business is subject, such as for medical information governed by the California Confidentiality of Medical Information Act, and for PHI collected by a covered entity or business associate governed by the privacy, security, and breach notification rule established pursuant to HIPAA; however, information we hold about individual residents of California that is not subject to such exceptions (or another applicable exception) would be subject to the CCPA and CPRA.

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

Because we receive payments from federal governmental agencies, we are subject to various laws commonly referred to as “fraud, waste, and abuse” laws, including the federal Anti-Kickback Statute, the federal Physician Self-Referral Law, or Stark Law, and the FCA. These laws permit the DOJ, the HHS-OIG, CMS, and other enforcement authorities to institute a claim, action, investigation, or other proceeding against us for violations and, depending on the facts and circumstances, to seek treble damages, criminal and civil fines, penalties, and assessments. Violations of these laws can also result in exclusion, debarment, temporary or permanent suspension from participation in government healthcare programs, the institution of CIAs, and/or other heightened monitoring of our operations. Liability under such statutes and regulations may arise, among other things, if we knew, or it is determined that we should have known, that information we provided to form the basis for a claim for government payment was false or fraudulent, or that we were out of compliance with program requirements considered material to the government’s payment decision.

Fraud, waste and abuse prohibitions encompass a wide range of activities, including, but not limited to, kickbacks or other inducements for referral of members or for the coverage of products (such as prescription drugs) by a plan, billing for unnecessary medical services by a healthcare provider, payments made to excluded providers, and improper marketing and beneficiary inducements. The DOJ and the HHS-OIG have continuously increased their scrutiny of healthcare payors and providers, and Medicare Advantage insurers, under the FCA, in particular, which has led to a number of investigations, prosecutions, convictions, and settlements in the healthcare industry. In particular, there has recently been increased scrutiny by the government on health insurers’ diagnosis coding and risk adjustment practices, particularly for Medicare Advantage plans. In some proceedings involving Medicare Advantage plans, there have been allegations that certain financial arrangements with providers violate other laws governing fraud and abuse, such as the federal Anti-Kickback Statute. We expect this trend to continue. In addition, under applicable regulatory requirements and our policies, we must take appropriate measures to determine whether there is credible evidence that any of our members, particularly those who receive federal subsidies, were enrolled by brokers without their authorization. In such cases, we conduct certain outreach procedures under our policies and refer instances of potentially unauthorized enrollment to the appropriate authorities for potential rescission, which may also entail retroactive adjustment of membership numbers. Our failure to take appropriate measures to refer cases of fraud, waste and abuse to the relevant authorities when we are required to do so may subject us to corrective actions, including regulatory enforcement, fines and penalties, adverse publicity and other effects that could materially harm our business.

Health insurers are required to maintain compliance programs to prevent, detect and remediate fraud, waste, and abuse, and are often the subject of fraud, waste, and abuse investigations and audits.

We are periodically subject to government audits, including CMS RADV audits of our ACA and Medicare Advantage Plans to validate diagnostic data, patient claims and financial reporting, and audits of our Medicare Part D plans by the Medicare Part D Recovery Audit Contractor (“RAC”) programs authorized by the ACA. These audits could result in significant adjustments in payments made to our health plans, which could adversely affect our financial condition and results of operations. If we fail to report and correct errors discovered through our own auditing procedures or during a RADV or RAC audit, or otherwise fail to comply with applicable laws and regulations, we could be subject to fines, civil penalties or other sanctions which could have a material adverse effect on our ability to participate in these programs, and on our financial condition, cash flows and results of operations. On November 24, 2020, CMS issued a final rule that amends the RADV program by: (i) revising the methodology for error rate calculations beginning with the 2019 benefit year; and (ii) changing the way CMS applies RADV results to risk adjustment transfers beginning with the 2020 benefit year. According to CMS, these changes are designed to give insurers more stability and predictability with respect to the RADV program and promote fairness in how health insurers receive adjustments. CMS has also announced a policy that payment adjustments as a result of RADV audits will not be limited to the specific MA enrollees for which errors are found but may also be extrapolated to the entire MA plan subject to a particular CMS contract. Based on a recent final rule issued by CMS in January 2023, although 2011 to 2017 plan years are still subject to audit, overpayments to MA plans that are identified as a result of RADV audit will only be subject to extrapolation for plan year 2018 and any subsequent plan year. In addition, CMS will not apply an adjustment factor, known as a Fee-For-Service Adjuster, in RADV audits to account for potential differences in diagnostic coding between the Medicare Advantage program and Medicare fee-for-service program. The future impact of these changes remains unclear, and CMS and HHS-OIG policies and procedures for conducting RADV audits remain subject to change. These changes and any future changes to the RADV program may ultimately impact expected transfers to or from health insurers resulting from these retrospective program adjustments.

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

We anticipate continued scrutiny by the HHS-OIG and the DOJ in the areas of COVID-19-related fraud, waste, and abuse, including the use of telehealth and telemedicine-based treatment, and we may be subject to audits, reviews and investigations of our COVID-19 and telehealth coverage and payment practices and arrangements by government agencies.

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

Almost all of our revenue depends on the direct policy premiums we collect from members or from the federal government on behalf of our members who obtain health care services from a limited number of providers with whom we contract. We generally manage our provider contracts on a state-by-state basis, entering into separate contracts in each state with local affiliates of a particular provider, such that no one local provider contract receives a majority of our allowed medical costs for services rendered to our members. When aggregating the payments we make to each provider through its local affiliates, AdventHealth, HCA Healthcare and Atlantic Coast Healthcare Network (ACHN) accounted for a total of approximately 16%, 10% and 6%, respectively, of total allowable medical costs for the year ended December 31, 2022 and approximately 17%, 10% and 5%, respectively, of total allowable medical costs for the year ended December 31, 2021. We believe that a majority of our revenue will continue to be derived from direct policy premiums obtained from members who receive services from a concentrated number of providers. These providers may terminate or seek to terminate their contracts with us in the future. The sudden loss of any of our providers or the renegotiation of any of our provider contracts could adversely impact our reputation or the breadth and perceived quality of our provider networks, which could result in a loss of a membership that adversely affects our revenue and operating results.

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

We maintain a significant investment portfolio of cash equivalents and primarily short-term investments in a variety of securities, which are subject to general credit, liquidity, market, and interest rate risks and will decline in value if interest rates decrease or one of the issuers’ credit ratings is reduced. As a result, we may experience a reduction in value or loss of our investments, which could have a materially adverse effect on our results of operations, liquidity, and financial condition.

In addition, during periods of increased volatility, such as the current macroeconomic environment, adverse securities and credit markets, including due to rising interest rates, may exert downward pressure on the availability of liquidity and credit capacity for certain issuers. Further, our Revolving Credit Facility expires in February 2024 and our access to additional financing will depend on a variety of factors such as market conditions, including recessionary factors, the general availability of credit, the volume of trading activities, the availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If one or a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

If state regulators do not approve payments of dividends and distributions by our health insurance subsidiaries to us, or do not approve other capital efficiency structures we may pursue, we may not have sufficient funds to implement our business strategy.

As we operate as one or more holding companies and we principally generate revenue through our health insurance subsidiaries, we are regulated under state insurance holding company laws. Although most of our subsidiaries are not currently profitable, in the future, if they become profitable or if our current levels of reserves and capital become excessive, we may make requests for dividends and distributions from our subsidiaries to fund our operations. In addition to state corporate law limitations, these subsidiaries are subject to more stringent laws and regulations that may restrict the ability to pay or limit the amount of dividends and distributions that can be paid to us without prior approval of, or notification to, state regulators, including mandatory statutory capital and surplus requirements. As and to the extent we become profitable, we may increasingly rely on distributions from our subsidiaries, and if regulators were to deny our subsidiaries’ requests to pay dividends, the funds available to us would be limited, which could harm our ability to implement our business strategy.

In addition, we may from time to time pursue structures to enable a more efficient use of the capital in our insurance subsidiaries, including risk pooling, affiliate reinsurance, or entity stacking. Any such structure would require regulatory approval, and if regulators were to deny our requests, our ability to implement our business strategy would be harmed. Furthermore we have, and we may in the future, enter into tax allocation agreements between our Parent and our insurance subsidiaries, which agreements require regulatory approval, and there is no guarantee that Parent will be able to obtain the tax sharing payments from its subsidiaries under such agreements.

Our limited operating history makes it difficult to evaluate our current business performance, implementation of our business model, and our future prospects.

We launched our business in 2012 and have a limited operating history. Due to our limited operating history and the rapid growth we have experienced since we began operations, there is greater uncertainty in estimating our operating results, and our historical results may not be indicative of, or comparable to, our future results. In addition, we have limited data to validate key aspects of our business model, including our growth strategy. For example, as a relatively new entrant in the small group market, we have limited experience and are unable to predict whether we will be able to effectively and consistently provide solutions that are tailored to the budgets of small businesses and to the health needs of their employees. Furthermore, as a relatively new entrant in the third party services market, we have experienced certain operational challenges implementing our +Oscar arrangements, and a +Oscar client has terminated its +Oscar arrangement. We are unable to predict if we will be able to effectively and consistently service our +Oscar arrangements and any future +Oscar arrangements. We cannot provide any assurance that the data we collect will provide useful measures for evaluating our business model. Moreover, we cannot provide any assurance that partnerships or joint ventures we enter into in the future will perform as well as historical partnerships or expectations. Our inability to adequately assess our performance and growth could have a material adverse effect on our brand, reputation, business, financial condition, and results of operations.

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

The amount of business ceded under our reinsurance arrangements can vary significantly from year to year. Because reinsurers are entitled to a portion of our premiums under our quota share reinsurance arrangements, changes in the amount of premiums ceded under these arrangements may directly impact our net premium and/or net income estimates. Reductions in the amount of premiums ceded under quota share reinsurance arrangements may result in an increase to our minimum capital and surplus requirements, and an increase in corresponding capital contributions made by Parent to our health insurance subsidiaries.

If our reinsurers consistently and successfully dispute our obligations to make a claim payment under a given policy, if we cannot renegotiate renewals of our quota share reinsurance arrangements on acceptable terms, if reinsurers terminate their arrangements with us, if we are unable to enter into reinsurance arrangements with other reinsurers, or if our reinsurance arrangements are not approved by any of our regulators (or if our regulators take a different view, whether prospectively or retroactively, with respect to the capital treatment of our reinsurance agreements), we may need to raise additional capital to comply with applicable regulatory requirements, which could be costly. For example, we estimate that had we not had any quota share reinsurance arrangements in place, the insurance subsidiaries would have been required to hold approximately $447 million of additional capital as of December 31, 2022, which Parent would have been required to fund to the extent the applicable insurance subsidiary did not have excess capital to cover the requirement. If we are not able to comply with our funding requirements, we would have to enter into a corrective action plan or cease operations in jurisdictions where we could not comply with such requirements. Termination of our reinsurance arrangements would also increase our exposure to volatility in medical claims. As a result, termination of our reinsurance arrangements through one or more of these scenarios could harm our business, results of operations, and financial condition.

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
•the outbreak of an epidemic or pandemic, including COVID-19 and its variants or new viruses;
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

We contract with third-party vendors and service providers who provide services to us and our subsidiaries to help with our internal administrative functions, as well as third-party vendors and service providers who help us administer our products and plans. For example, Oscar delegates pharmacy claims and network management to a pharmacy benefit manager (PBM), CVS/Caremark. We also contract with Optum to provide us with access to its network of behavioral health providers and manage behavioral health benefits for us. The partial or complete loss of a vendor or other third-party relationship could cause a material disruption to our business and make it difficult and costly to provide services and products that our regulators and members expect, which could have a material adverse effect on our financial condition, cash flows, and results of operations.

Some of these third-parties have direct access to our systems in order to provide their services to us and operate the majority of our communications, network, and computer hardware and software. For example, we currently offer our products through our website and online app using platforms for cloud computing provided by Amazon Web Services, Inc. (“AWS”), a provider of cloud infrastructure services, as well as the Google Cloud Platform (“GCP”). Our operations depend on protecting the virtual cloud infrastructure hosted in AWS and GCP by maintaining its configuration, architecture, and interconnection specifications, as well as the information stored in these cloud platforms and which third-party internet service providers transmit. We also engage with other third parties, including Atlassian Corporation Plc, Appian Corporation and inContact, Inc. for our product offerings and internal operations. In the event that a service agreement with a third-party vendor that we rely upon is terminated, or there is a lapse of service, interruption of internet service provider connectivity, or damage to such facilities, we could experience interruptions in our operations and service to our members and business partners, as well as delays and additional expense in arranging new facilities and services, which could harm our business, results of operations, and financial condition.

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

For example, on May 12, 2022, a securities class action lawsuit against the Company, certain of its directors and officers, and the underwriters that participated in the Company’s initial public offering was commenced in the United States District Court for the Southern District of New York, captioned Carpenter v. Oscar Health, Inc., et al., Case No. 1:22-CV-03885 (S.D.N.Y.) (the “Securities Action”). The amended complaint filed on December 6, 2022, primarily alleges that the Company failed to disclose in its IPO registration statement purportedly inadequate controls and systems in connection with the risk adjustment data validation audit for 2019, in violation of Sections 11 and 15 of the Securities Act, and that this alleged omission caused losses and damages for members of the putative class. The amended complaint seeks unspecified compensatory damages as well as interest, fees and costs.

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

Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining, motivating and incentivizing our existing employees. Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to hire new employees and to retain, motivate, and incentivize existing employees. For example, from the completion of our IPO through December 31, 2022, our closing stock price ranged from a high of $36.77 to a low of $2.15. As such, the underlying value of the equity awards held by our employees also fluctuates. Additionally, if and when the stock options or other equity awards are substantially vested, employees under such equity arrangements may be more likely to leave, particularly when the underlying shares have appreciated.

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

Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks, as well as a result of an increase in work-from-home and hybrid work arrangements due to the COVID-19 pandemic and geopolitical events involving high cyber-risk countries. Hackers and data thieves are increasingly sophisticated and operating large-scale and complex automated attacks. Our information technology systems and safety control systems are subject to a growing number of threats from computer programmers, hackers, and other adversaries that may be able to penetrate our network security and misappropriate our confidential member and company information or that of third parties, create system disruptions, or cause damage, security issues, or shutdowns. They also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our systems or otherwise exploit security vulnerabilities. Because the techniques used to circumvent, gain access to, or sabotage security systems, can be highly sophisticated and change frequently, they often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world. We may be unable to anticipate these techniques or implement adequate preventive measures, resulting in potential data loss and damage to our systems. Further, we may experience cyber-attacks and other security incidents that remain undetected for an extended period. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures, develop additional protocols and/or investigate and remediate any information security vulnerabilities.

Our systems and facilities are also subject to compromise from internal threats such as accidental or improper action by employees, including malicious insiders, or by vendors, counterparties, and other third parties with otherwise legitimate access to our systems. Our policies, employee training (including security and privacy awareness training), procedures, and technical safeguards may not prevent all improper access to our network or proprietary or confidential information by employees, vendors, counterparties, or other third parties. Our systems and facilities are also vulnerable to security incidents or security attacks, ransomware attacks, malware, or other forms of cyber-attack, acts of vandalism or theft, misplaced or lost data, human errors, or other similar events that could negatively affect our systems, and our and our members’ data. In the past, we have experienced, and third-party service providers who process information on our behalf have experienced, and disclosed to applicable regulatory authorities, data breaches resulting in disclosure of confidential information or PHI. Although none of these data breaches have resulted in any material financial loss or penalty to date, future data breaches could require us to expend significant resources to remediate any damage, interrupt our operations and damage our reputation, subject us to state or federal agency review and could also result in regulatory enforcement actions, material fines and penalties, litigation or other actions which could have a material adverse effect on our business, reputation and results of operations, financial position, and cash flows. Additionally, our third-party service providers who process information on our behalf may cause security breaches for which we are potentially liable.

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

Our operations depend significantly on effective information systems. The information gathered and processed by our information systems assists us in, among other things, generating forecasts used for strategic decisions and pricing, monitoring utilization and other cost factors, processing provider claims, detecting fraud, and providing data to our regulators. Our healthcare providers also depend upon our information systems for membership verifications, claims status, and other information. We partner with third parties, including Amazon, Appian, Atlassian, inContact, and Google, to support our information technology systems. Our information systems and applications require continual maintenance, upgrading, and enhancement to meet our current and expected operational needs and regulatory requirements. If we underestimate the need to expand or experience difficulties with the transition to or from information systems or do not appropriately plan, integrate, maintain, enhance, or expand our information systems, we could suffer, among other things, operational disruptions, loss of existing members and difficulty in attracting new members, regulatory enforcement, and increases in administrative expenses. In addition, if our providers, brokers and members do not utilize the technology we deploy to them, we may not be able to efficiently and cost-effectively operate our business. Our ability to integrate and manage our information systems may also be impaired as the result of events outside our control, including acts of nature, such as earthquakes or fires, or acts of terrorism. Also, we may from time to time obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable if such third parties discontinue such services or fail to perform adequately.

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

We seek to ensure our direct policy premiums appropriately account for anticipated changes in utilization. However, our ability to do so accurately is limited by the changing nature of COVID-19, including the evolving clinical understanding of COVID-19’s post-acute, long-term impacts on health. Additionally, as a result of legislative mandates and trends, we may be unable to fully implement clinical initiatives to manage health care costs and chronic conditions of our members and appropriately document their health risks and diagnoses to substantiate payments we may be entitled to under federal and state risk adjustment programs.

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

As a result of the COVID-19 pandemic, the federal and state governments enacted laws and promulgated regulatory changes that have increased our costs and limited our operational flexibility. We may be required to incur additional expenses to comply with such changes and requirements without being able to modify our rates, which could adversely impact our financial results.

We are continuing to monitor the evolution of COVID-19, changes to our covered services, and the ongoing costs and business impacts of dealing with COVID-19, including continued adverse effects on economic activity and related risks. The extent of this impact will depend on future developments, which remain uncertain and cannot be predicted at this time, including, but not limited to, the transmission rate, introduction of new strains of COVID-19, the severity of future outbreaks, the extent and effectiveness of the actions taken to contain the spread of the virus and address its impacts, including vaccine effectiveness, availability, administration and adoption and related risks. The ultimate impact of the COVID-19 pandemic on our business, results of operations, financial position, and cash flows is uncertain as the pandemic continues to evolve globally, but such impacts could be material to our business, results of operations, financial position and cash flows.

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

As disclosed in Part II, Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K, in connection with our audit of the consolidated financial statements for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting related to information technology general controls. As a result, we concluded that our internal control over financial reporting was not effective as of December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified in Item 9A in our Annual Report on Form 10-K did not result in any misstatement of our financial statements. We are in the process of remediating the material weakness.

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

We currently derive substantially all of our revenue from direct policy premiums and recognize premium revenue over the period that coverage is effective. There can be no assurance that we will receive premiums in advance of or by the end of a given coverage period. Moreover, actions taken by state and federal governments could increase the likelihood of delay in our receipt of premiums. For example, in early responses to the COVID-19 pandemic, state insurance departments, including in states in which we operate, issued guidelines, recommendations, and moratoria around policy cancellations and non-renewals due to non-payment. While none of such state or federal required or recommended moratoria carried over into 2023, if such or similar measures were to be reintroduced and to remain in place for an extended period due to a resurgence of COVID-19 or for other reasons, including unanticipated public health or economic crises, our receipt of premiums, if any, could be significantly delayed, which could have a material adverse effect on our business, operations, cash flows, or earnings.

The federal government also periodically considers reducing or reallocating the amount of money it spends for Medicare. Medicare remains subject to the automatic spending reductions imposed by the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012. This includes aggregate reductions of Medicare payments to providers and reduced payments to several types of Medicare providers, which, after a temporary suspension from May 1, 2020 through March 31, 2022 under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) followed by a phased-in reintroduction of payment reductions through June 30, 2022 will remain in effect through 2032. We anticipate these and any future similar initiatives will require government agencies to find funding alternatives, which may result in reductions in funding for programs, contraction of covered benefits, and limited or no premium rate increases, or premium rate decreases.

We may not be able to utilize our net operating loss carryforwards (“NOLs”), to offset future taxable income for U.S. federal income tax purposes, which could adversely affect our cash flows.

As of December 31, 2022, we had federal income tax NOLs of $2.2 billion available to offset our future taxable income, if any, prior to consideration of annual limitations that may be imposed under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) or otherwise. Of our NOLs, approximately $1.32 billion of losses will expire between 2032 and 2042, and $839 million of losses can be carried forward indefinitely.

We may be unable to use our NOLs, as we do not have a history of positive earnings. In addition, under Section 382 of the Code, if a corporation undergoes an “ownership change” (very generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain shareholders or groups of shareholders over a rolling three-year period), the corporation’s ability to use its pre-ownership change NOLs to offset its post-ownership change income may be limited. We regularly assess potential NOL limitations under Section 382, and determined that an ownership change occurred in 2016; however, the corresponding limitation amount did not impact the ultimate pre-change NOL available for use. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If we undergo another ownership change, our ability to utilize our NOLs existing at the time of the ownership change may be limited. Future regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our cash flows may be adversely affected.

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

Increasing scrutiny and changing expectations with respect to environmental, social and governance (“ESG”) matters may impose additional costs on us, impact our access to capital, or expose us to new or additional risks.
Increased focus, including from regulators, investors, employees and clients, on ESG matters may result in increased costs (including but not limited to increased costs related to compliance and stakeholder engagement), impact our reputation, or otherwise affect our business performance. Negative public perception, adverse publicity or negative comments in social media could damage our reputation or harm our relationships with regulators, employees or our customers, if we do not, or are not perceived to, adequately address these issues, including if we fail to demonstrate progress towards any current or future ESG goals. Any harm to our reputation could negatively impact employee engagement and retention and the willingness of customers to do business with us.
It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. At the same time, certain stakeholders might not be satisfied if we adopt ESG practices at all. Actual or perceived shortcomings with respect to our ESG practices and reporting could negatively impact our business. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices.
In addition, a variety of organizations have developed ratings to measure the performance of companies on ESG topics, and the results of some of these assessments are widely publicized. Such ratings are used by some investors to inform their investment and voting decisions. In addition, many investors have created their own proprietary ratings that inform their investment and voting decisions. Unfavorable ratings of our company or our industry, as well as omission of inclusion of our stock into ESG-oriented investment funds, may lead to negative investor sentiment and the diversion of investment to other companies or industries, which could have a negative impact on our stock price and our access to and cost of capital.

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

Pursuant to our Revolving Credit Facility, we are required to comply with certain financial covenants including (i) receiving specified levels of direct policy premiums (as defined in the Revolving Credit Facility) for each fiscal quarter, (ii) maintaining a minimum liquidity (as defined in the Revolving Credit Facility) of $150 million (or $200 million if the liquidity decreased by a specified amount over the prior six month period) as of the last day of each quarter, and (iii) not exceeding a maximum combined ratio. Our ability to borrow under our Revolving Credit Facility depends on our compliance with these financial covenants. Events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy the financial covenants. We cannot assure you that we will satisfy the financial covenants in the future, or that our lenders will waive any failure to satisfy the financial covenants.

Our debt obligations contain restrictions that impact our business and expose us to risks that could materially adversely affect our liquidity and financial condition.

As of December 31, 2022, we had outstanding indebtedness due to our issuance in February 2022 of $305.0 million in aggregate principal amount of convertible senior notes due 2031 (the “2031 Notes”) in a private placement. We may incur additional indebtedness in the future, including borrowings under the Revolving Credit Facility. Such indebtedness, including borrowings, if any, under the Revolving Credit Facility, could have significant effects on our business, such as:

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2031 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If the assumptions underlying our cash flow projections are incorrect we may not be able to generate sufficient cash flow from our operations to repay our existing or future indebtedness when it becomes due and to meet our other cash needs. If we are unable to generate such cash flow, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. In addition to the restrictions imposed by our Revolving Credit Facility, the Investment Agreement that we entered into in connection with our issuance of the 2031 Notes contains covenants, which, subject to certain conditions, limitations and exceptions, restrict our ability to refinance our indebtedness and incur additional indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in our other indebtedness becoming immediately payable in full. Due to such restrictions or other factors, we may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell our assets, it may negatively affect our business, financial condition and results of operations. In addition, we may be subject to prepayment penalties depending on when we repay our future indebtedness, including any borrowings under the Revolving Credit Facility, which amounts could be material.

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

Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of December 31, 2022, the holders of our outstanding Class B common stock, which consist of Thrive Capital and our Co-Founders, beneficially own 22.3% of our outstanding capital stock and hold 82.7% of the voting power of our outstanding capital stock (assuming the exercise of all options to acquire shares of Class B common stock and the conversion of the 2031 Notes, in each case that are beneficially owned as of December 31, 2022). Thrive Capital and Joshua Kushner (as the sole managing member of the Thrive General Partners), in particular, beneficially own 19.2% of our outstanding capital stock and hold 75.0% of the voting power of our outstanding capital stock as of December 31, 2022. Because of the 20-to-one voting ratio between our Class B common stock and Class A common stock, the holders of Class B common stock, in particular Thrive Capital and Joshua Kushner (as the sole managing member of the Thrive General Partners), collectively control over a majority of the combined voting power of all of our Class A common stock and Class B common stock and therefore will continue to be able to control all matters submitted to our stockholders for approval until a significant portion of such shares of outstanding Class B common stock have been converted to shares of Class A common stock. This concentrated control limits or precludes the ability of our other investors to influence corporate matters for the foreseeable future. For example, Thrive Capital and our Co-Founders have sufficient voting power to determine the outcome with respect to elections of directors, amendments to our certificate of incorporation, amendments to our bylaws that are subject to a stockholder vote, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval for the foreseeable future. In addition, this concentrated control may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. This control may also adversely affect the market price of our Class A common stock.

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

Mr. Schlosser’s Founders Award consists of PSUs that cover 4,229,853 shares of Class A common stock, and Mr. Kushner’s Founders Award consists of PSUs that cover 2,114,926 shares of Class A common stock, in each case, at target levels. Each Founders Award will be eligible to vest based on the achievement of five pre-determined stock price goals ranging from $90.00 to $270.00 per share over a seven-year period following March 5, 2021, the closing of our IPO. Half of each Founders Award will become earned based on the achievement of such stock price goals (measured as a volume-weighted average stock price over 180 days) at any time between the second and seventh anniversaries of the closing of our IPO. The remaining half of each Founders Award also will become earned based on achieving the same stock price goals, but the period for measuring the achievement of those goals will be scaled between the second and seventh anniversaries of the closing of our IPO. Any PSUs that become earned PSUs will vest on, as applicable the third, fourth, fifth, sixth and/or seventh anniversary of the closing of our IPO or, if later, the date on which the applicable stock price goal is achieved, subject to continued service. Any PSUs that do not vest prior to or on the seven-year anniversary of the grant date automatically will be terminated without consideration. The PSUs are also subject to certain vesting acceleration terms. We will continue to record substantial stock-compensation expense for the Founders Awards. As of December 31, 2022, the amount of unrecognized compensation expense for the PSUs subject to the Founders Awards is $51.5 million, which is expected to be recognized over a weighted-average period of 2.97 years.

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

We have filed registration statements with the SEC on Form S-8 to register shares of our Class A common stock issued or reserved for issuance under our 2012 Stock Plan, 2021 Incentive Award Plan, 2022 Employment Inducement Incentive Award Plan, and Employee Stock Purchase Plan and expect to file additional registration statements on Form S-8 in the future. Subject to the satisfaction of vesting conditions, shares issued pursuant to or registered under the registration statement on Form S-8 will be available for resale immediately in the public market without restriction. From time to time in the future, we may also issue additional shares of our Class A common stock, Class B common stock or securities convertible into Class A common stock pursuant to a variety of transactions, including acquisitions. The issuance by us of additional shares of our Class A common stock or securities convertible into our Class A common stock would dilute the ownership of our existing stockholders.

In addition, the sale of substantial amounts of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. All of the shares of Class A common stock sold in our IPO are freely tradable without restriction or further registration under the Securities Act, except that any shares held by our affiliates, as that term is defined under Rule 144 of the Securities Act, may be sold only in compliance with certain limitations. The market price of our shares of Class A common stock could drop significantly if the holders of such restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities.

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

A new 1% U.S. federal excise tax could be imposed on us in connection with any redemptions we undertake.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain other persons (a “covered corporation”). Because we are a Delaware corporation and our securities are trading on the NYSE, we are a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. If we were to conduct repurchases of our stock or other transactions covered by the excise tax described above, we could potentially be subject to this excise tax, which could increase our costs and adversely affect our operating results.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in New York, New York, where we lease approximately 161,044 square feet of office space. We lease additional office space in Tempe, Arizona and Los Angeles, California.

Item 3. Legal Proceedings
The information required under this Part I, Item 3 is set forth in Note 19 - Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock trades on the New York Stock Exchange under the symbol “OSCR.” There is no established public trading market for our Class B common stock.

Holders

As of January 31, 2023, there were 38 holders of record of our Class A common stock and 11 holders of record of our Class B common stock.

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

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchaser
The Company did not sell any equity securities during the year ended December 31, 2022 that were not registered under the Securities Act.
Neither the Company nor any affiliated purchaser purchased any equity securities of the Company during the quarter ended December 31, 2022.

Performance Graph

The following graph illustrates the cumulative total shareholder return on our Class A common stock from March 3, 2021, the first day the Company's stock was publicly traded, through December 31, 2022, relative to the performance of the S&P 500 Index and the Morgan Stanley Digital Health Index. The Morgan Stanley Digital Health Index is composed of Oak Street Health, One Medical, Agilon, Veeva System, Evolent Health, Doximity, Privia Health, R1 RCM, Teladoc, Phreesia, American Well, GoodRx, the Company, Accolade, Health Catalyst, Definitive Healthcare, Alignment Health, Cano Health, LifeStance Health, Bright Health, Sharecare and CareMax. The graph also shows performance of the S&P Managed Healthcare Index, which is the index the Company selected in the Annual Report on Form 10-K filed for the fiscal year ended December 31, 2021. The graph assumes that $100 was invested on March 3, 2021 in each of our Class A common stock, the S&P 500 Index, the Morgan Stanley Digital Health Index and the S&P Managed Healthcare Index, and that any dividends were reinvested. We selected a different index than the index used for the immediately preceding fiscal year because we believe the Morgan Stanley Digital Health Index represents a broader mix of health tech companies to which we are more closely aligned. The comparisons reflected in the graph are not intended to forecast or otherwise be indicative of the future performance of our stock. The performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of the Company’s filings under the Securities Act.

Comparison of Cumulative Total Return
180
160
140
120
100
80
60
40
20
0
3/3/21
3/31/21
6/30/21
9/30/21
12/31/21
3/31/22
6/30/22
9/30/22
12/30/22
Oscar
S&P 500
S&P Managed HealthCare
Morgan Stanley Digital Health

Company/Index	March 3, 2021	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Oscar Health, Inc.	$100.00	$77.24	$61.78	$49.97	$22.56	$28.65	$12.21	$14.34	$7.07
S&P 500	$100.00	$104.00	$113.00	$113.00	$125.00	$119.00	$100.00	$95.00	$103.00
S&P Managed HealthCare	$100.00	$112.00	$121.00	$116.00	$148.00	$151.00	$152.00	$149.00	$158.00
Morgan Stanley Digital Health	$100.00	$95.91	$103.91	$88.31	$68.99	$57.39	$42.40	$47.50	$38.53

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this filing. The discussion contains forward-looking statements that involve known and unknown risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A."Risk Factors" of this Annual Report on Form 10-K. The following discussion and analysis does not include certain items related to the year ended December 31, 2020, including year-to-year comparisons between the year ended December 31, 2021 and the year ended December 31, 2020. For a comparison of our results of operations for the fiscal years ended December 31, 2021 and December 31, 2020, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.

Overview
Oscar is the first health insurance company built around a full stack technology platform and a relentless focus on serving our members. We offer innovative and consumer-oriented health plans in the Individual, Small Group and Medicare Advantage markets. Our full stack technology platform has enabled arrangements with other payors and providers in which health plans and products are powered by our platform. As we continue to build and scale our technology, we may seek out additional opportunities to monetize our +Oscar platform.

Recent Developments, Trends and Other Factors Impacting Performance
+Oscar Arrangements
On January 19, 2023, we entered into a termination and settlement agreement with Health First Shared Services, Inc (“Health First”) under which we agreed (i) to terminate the administrative services agreement with Health First (the "HF Agreement") and transition services from +Oscar to Health First effective December 31, 2022, (ii) to provide run-off services through the end of 2023 and (iii) to forgo an immaterial amount of services revenue in exchange for a settlement and release on mutually agreeable terms.

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

The Company currently has quota share reinsurance arrangements with more than one counterparty with multiple state-level treaties. These arrangements are accounted for under both reinsurance accounting and deposit accounting. Our premiums ceded under quota share reinsurance agreements for the year ended December 31, 2022, as compared to the year ended December 31, 2021, are as follows:

	Year Ended December 31,
Summary of Quota Share Reinsurance Program	2022	2021
Percentage of premiums ceded under reinsurance programs (reinsurance accounting)	29%	34%
Percentage of premiums covered under reinsurance programs (deposit accounting)	18%	—%

XOL Reinsurance
We use XOL reinsurance to limit our exposure to large catastrophic risk from individual claims. Under XOL reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premium payable to the reinsurer is negotiated by the parties based on losses on an individual member in a given calendar year and their assessment of the amount of risk being ceded to the reinsurer. Under our XOL reinsurance contracts in 2022, the reinsurer is paid to cover claims related losses over a $750,000 attachment point, but the amount of the attachment point may change year over year based on a variety of factors.

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

Impact of COVID-19
The COVID-19 pandemic continues to evolve and have an impact on our business.

To date, we have experienced and may continue to experience changes in the utilization patterns of our members, as the pandemic continues to affect the United States, and our members continue to change the way they utilize care. We experienced depressed non-COVID-19 related medical costs as a result of the pandemic and as vaccination rates have increased nationally, members began to resume their utilization of healthcare including care that was deferred, resulting in increased medical claims expenses. However, this trend may reverse if COVID-19 variants continue to proliferate, or COVID-19 vaccines are not effective against new strains or become less effective over time. We also experienced, and may continue to experience, increased COVID-19 testing and treatment costs. We monitor external trends closely as these dynamics result in increased uncertainties around our expectations of both COVID-19 and non-COVID-19 related medical costs. We cannot accurately estimate the future net potential impact, positive or negative, to our medical claims expenses at this time.

Although the Biden Administration announced that the public health emergency (“PHE”) for COVID-19 will end on May 11, 2023, the duration, severity and full extent of the impact of this pandemic is unknown and the extent of the business disruption and financial impact depends on factors beyond our knowledge and control.

Regulatory Update
In August 2022, Congress enacted the Inflation Reduction Act, which extended the APTCs under the American Rescue Plan Act for a three year period through the end of 2025. Furthermore, in October 2022, the Treasury Department issued a final rule to address the "family glitch" in the ACA, which relates to determining who is eligible for premium subsidies. In December 2022, Congress passed the omnibus spending bill which delinked the Medicaid continuous coverage from the PHE declaration, and imposed a date of April 1, 2023, for states to begin the Medicaid eligibility redetermination process. It is anticipated that the extension of the APTCs, the "family glitch" fix, and Medicaid redeterminations could lead to significant growth in the ACA marketplace.

As a result of the changing market dynamics following IFP market exits by certain carriers, the Company proactively engaged its regulators regarding options to manage its membership growth. Prior to Open Enrollment for 2023, the Company requested that regulators limit its membership growth in Florida above a certain threshold so that total membership across all markets would be within its previously announced target range of 900,000 to 1,100,000 members at the close of Open Enrollment, which the Company believed would enable it to prudently manage its capital position. Due to strong Open Enrollment performance, the threshold was met and the Company temporarily stopped accepting new members in Florida in the fourth quarter of 2022; however, current members were still able to re-enroll. For further information, see “Risk Factors — Risks Most Material to Us – Our business, financial condition, and results of operations may be harmed if we fail to execute our growth strategy and manage our growth effectively.”

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

Financial Results Summary

	Year Ended December 31,
	2022	2021
	(in thousands)
Premiums before ceded reinsurance	$5,334,520	$2,712,988
Reinsurance premiums ceded	(1,463,403)	(881,968)
Premiums earned	$3,871,117	$1,831,020
Total revenue	$3,963,638	$1,838,715
Total operating expenses	$4,553,505	$2,383,196
Net loss	$(609,552)	$(571,426)

Key Operating and Non-GAAP Financial Metrics

	Year Ended December 31,
	2022	2021
Members (as of December 31st)	1,151,483	598,169
Direct and Assumed Policy Premiums (in thousands)	$6,842,439	$3,436,626
Medical Loss Ratio	85.3%	88.9%
InsuranceCo Administrative Expense Ratio	20.6%	21.8%
InsuranceCo Combined Ratio	105.8%	110.7%
Adjusted Administrative Expense Ratio	24.6%	28.9%
Adjusted EBITDA(1) (in thousands)	$(462,255)	$(429,826)
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

Membership increased 93% to 1,151,483 as of December 31, 2022, from 598,169 as of December 31, 2021. The increase is driven largely by strong retention and growth in core Individual markets during open enrollment, including in Florida, Georgia and Texas as well as growth in C+O products.

Direct and Assumed Policy Premiums
Direct Policy Premiums are defined as the premiums collected from our members or from the federal government during the period indicated, before risk adjustment and reinsurance. These premiums include APTC, or premium subsidies, which are available to individuals and families with certain annual incomes. Assumed Policy Premiums are premiums we receive primarily as part of our reinsurance arrangement under our C+O small group plan offering. We believe Direct and Assumed Policy Premiums is an important metric to assess the growth of our individual and small group plan offerings going forward. Management also views Direct and Assumed Policy Premiums as a key operating metric because each of our MLR, InsuranceCo Administrative Expense Ratio, InsuranceCo Combined Ratio and Adjusted Administrative Expense Ratio are calculated on the basis of Direct and Assumed Policy Premiums. Direct and Assumed Policy Premiums increased 99.1% to $6.8 billion as of December 31, 2022 from $3.4 billion as of December 31, 2021, driven primarily by higher membership, rate increases, and mix shift to higher premium Silver plans.
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

	Year Ended December 31,
	2022	2021
	(in thousands)
Direct claims incurred before ceded reinsurance (1)	$4,428,000	$2,403,108
Assumed reinsurance claims	143,147	21,656
Excess of loss ceded claims (2)	(18,632)	(12,500)
State reinsurance (3)	(30,544)	(14,655)
Net claims before ceded quota share reinsurance (A)	$4,521,971	$2,397,609

Premiums before ceded reinsurance (4)	$5,334,520	$2,712,988
Excess of loss reinsurance premiums (5)	(31,502)	(16,266)
Net premiums before ceded quota share reinsurance (B)	$5,303,018	$2,696,722
Medical Loss Ratio (A divided by B)	85.3%	88.9%
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
(4)See Note 3 - Revenue Recognition to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of premiums before ceded reinsurance.
(5)Represents excess of loss insurance premiums paid.

MLR improved for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The improvement was primarily due to lower net COVID-19 related costs, pricing actions, and mix shifts in our member population and medical management actions, partially offset by the impact of prior period development.

InsuranceCo Administrative Expense Ratio
InsuranceCo Administrative Expense Ratio is calculated as set forth in the table below. The ratio reflects the costs associated with running our combined insurance companies. We believe InsuranceCo Administrative Expense Ratio is useful to evaluate our ability to manage our expenses as a percentage of premiums before the impact of quota share reinsurance. Expenses necessary to run the insurance company are included in other insurance costs and federal and state assessments. These expenses include variable expenses paid to vendors and distribution partners, premium taxes and healthcare exchange fees, employee-related compensation, benefits, marketing costs, and other administrative expenses. The numerator and denominator in the calculation below reflect an adjustment to remove the impact of the Company’s quota share arrangements. Below is a calculation of our InsuranceCo Administrative Expense Ratio for the periods indicated.

	Year Ended December 31,
	2022	2021
	(in thousands)
Other insurance costs	$706,439	$410,363
Impact of quota share reinsurance(1)	154,741	82,246
Stock-based compensation expense	(51,495)	(42,295)
Federal and state assessment of health insurance subsidiaries	281,049	138,369
Health insurance subsidiary adjusted administrative expenses (A)	$1,090,734	$588,683

Premiums before ceded reinsurance (2)	$5,334,520	$2,712,988
Excess of loss reinsurance premiums	(31,502)	(16,266)
Net premiums before ceded quota share reinsurance (B)	$5,303,018	$2,696,722
InsuranceCo Administrative Expense Ratio (A divided by B)	20.6%	21.8%
(1)Includes ceding commissions received from reinsurers, net of the impact of deposit accounting of $(7,205) for the year ended December 31, 2022.
(2)See Note 3 - Revenue Recognition to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of premiums before ceded reinsurance.

The InsuranceCo Administrative Expense Ratio improved for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to operating expense leverage and scale efficiencies, partially offset by higher distribution expenses.
InsuranceCo Combined Ratio
InsuranceCo Combined Ratio is defined as the sum of MLR and InsuranceCo Administrative Expense Ratio. We believe this ratio best represents the core performance of the consolidated insurance business, prior to the impact of quota share and net investment income.

	Year Ended December 31,
	2022	2021
Medical Loss Ratio	85.3%	88.9%
InsuranceCo Administrative Expense Ratio	20.6%	21.8%
InsuranceCo Combined Ratio	105.8%	110.7%

The InsuranceCo Combined Ratio improved for the year ended December 31, 2022 as compared to the year ended December 31, 2021, consistent with the improvement in the MLR and InsuranceCo Administrative Expense Ratio.

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

	Year Ended December 31,
	2022	2021
	(in thousands)
Total Operating Expenses	$4,553,505	$2,383,196
Claims incurred, net	(3,280,798)	(1,623,995)
Premium deficiency reserve release	25,033	55,325
Impact of quota share reinsurance (1)	154,741	82,246
Total Administrative Expenses	$1,452,481	$896,772
Stock-based compensation expense/warrant expense	(112,329)	(99,152)
Depreciation and amortization	(15,283)	(14,605)
Other non-recurring items (2)	—	(898)
Adjusted Administrative Expenses (A)	$1,324,869	$782,117
Total Revenue	$3,963,638	$1,838,715
Reinsurance premiums ceded	1,463,403	881,968
Excess of loss reinsurance premiums	(31,502)	(16,266)
Adjusted Total Revenue (B)	$5,395,539	$2,704,417
Adjusted Administrative Expense Ratio (A divided by B)	24.6%	28.9%
(1)Includes ceding commissions received from reinsurers, net of the impact of deposit accounting of $(7,205) for the year ended December 31, 2022. The Company did not apply deposit accounting to its reinsurance contracts during the year ended December 31, 2021.
(2)Represents approximately $0.9 million of non-recurring expenses incurred in connection with the Company's initial public offering ("IPO") during the year ended December 31, 2021.

The Adjusted Administrative Expense Ratio improved for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The improvement was due to operating expense leverage and scale efficiencies, partially offset by distribution expenses.

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

	Year Ended December 31,
	2022	2021
	(in thousands)
Net loss	$(609,552)	$(571,426)
Interest expense	22,623	4,720
Other expense (income)	(2,415)	1,201
Income tax expense (benefit)	(523)	846
Depreciation and amortization	15,283	14,605
Stock-based compensation/warrant expense(1)	112,329	99,152
Other non-recurring items(2)	—	21,076
Adjusted EBITDA	$(462,255)	$(429,826)
(1)Represents (i) non-cash expenses related to equity-based compensation programs, which vary from period to period depending on various factors including the timing, number, and the valuation of awards, (ii) warrant contract expense, and (iii) changes in the fair value of warrant liabilities.
(2)Represents debt extinguishment costs of $20.2 million incurred on the prepayment of our Term Loan (refer to Note 15 - Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K) and approximately $0.9 million of non-recurring expenses incurred in connection with the IPO during the year ended December 31, 2021.

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
Reinsurance Premiums Ceded
Reinsurance premiums ceded represent the amount of premiums written that are ceded to reinsurers either through quota share agreements that pass risk transfer or XOL reinsurance. We enter into reinsurance agreements, in part, to limit our exposure to potential losses as well as to provide additional capacity for growth. Reinsurance premiums ceded are recognized over the reinsurance contract period in proportion to the period of risk covered. The volume of our reinsurance premiums ceded is impacted by the level of our premiums earned and any decision we make to increase or decrease limits, retention levels, and co-participations.
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
Premium Deficiency Reserve Release
Premium deficiency reserve release is the year over year change in the premium deficiency reserve liability. Premium deficiency reserve liabilities are established when it is probable that expected future claims and maintenance expenses will exceed future premium and reinsurance recoveries on existing medical insurance contracts.
Interest Expense
Interest expense consists primarily of interest expense associated with our debt arrangements, including amortization of debt issuance costs and discounts and revolving credit facility fees.
Other Expenses (Income)
Other expenses (income) consists primarily of miscellaneous expenses or income that are not core to our operations, including profit sharing arrangements with our co-branded health plans and changes in the fair value of financial instruments.
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

Results of Operations

Year Ended December 31, 2022 compared to Year Ended December 31, 2021

The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Revenue
Premiums before ceded reinsurance	$5,334,520	$2,712,988	$2,621,532	97%
Reinsurance premiums ceded	(1,463,403)	(881,968)	(581,435)	66%
Premiums earned	3,871,117	1,831,020	2,040,097	111%
Administrative services revenue	61,047	5,394	55,653	1,032%
Investment income and other revenue	31,474	2,301	29,173	1,268%
Total revenue	3,963,638	1,838,715	2,124,923	116%
Operating Expenses:
Claims incurred, net	3,280,798	1,623,995	1,656,803	102%
Other insurance costs	706,439	410,363	296,076	72%
General and administrative expenses	309,783	265,078	44,705	17%
Federal and state assessments	281,518	139,085	142,433	102%
Premium deficiency reserve release	(25,033)	(55,325)	30,292	(55)%
Total operating expenses	4,553,505	2,383,196	2,170,309	91%
Loss from operations	(589,867)	(544,481)	(45,386)	8%
Interest expense	22,623	4,720	17,903	379%
Other expenses (income)	(2,415)	1,201	(3,616)	*NM
Loss on extinguishment of debt	—	20,178	(20,178)	*NM
Loss before income taxes	(610,075)	(570,580)	(39,495)	7%
Income tax expense (benefit)	(523)	846	(1,369)	(162)%
Net loss	$(609,552)	$(571,426)	$(38,126)	7%
*NM - not meaningful

Premiums Before Ceded Reinsurance
Premiums before ceded reinsurance increased by $2.6 billion, or 97%, to $5.3 billion for the year ended December 31, 2022, from $2.7 billion for the year ended December 31, 2021. The increase was primarily due to higher membership driven largely by growth in the Individual line of business, as well as increases due to serving new C+O members and a mix shift towards higher premium plans. Oscar’s growth also reflects strong retention and growth in core markets during open enrollment, including in Florida, Georgia and Texas, despite having the lowest cost plan in only 8% of its markets.

Reinsurance Premiums Ceded
Reinsurance premiums ceded increased $581.4 million, or 66%, to $1.5 billion for the year ended December 31, 2022, from $882.0 million for the year ended December 31, 2021. The increase is driven by growth in premiums before ceded reinsurance discussed above.

Administrative Services Revenue
Administrative services revenue increased $55.7 million, or 1,032%, to $61.0 million for the year ended December 31, 2022, from $5.4 million for the year ended December 31, 2021. This increase was driven by the January 2022 launch of our arrangement with Health First, which has since been terminated.

Investment Income and Other Revenue
Investment income and other revenue increased to $31.5 million, or 1,268%, for the year ended December 31, 2022, from $2.3 million for the year ended December 31, 2021, primarily due to changes in interest rates.

Claims Incurred, Net
Claims incurred, net, increased $1.7 billion, or 102%, to $3.3 billion for the year ended December 31, 2022, from $1.6 billion for the year ended December 31, 2021, which was primarily volume-driven due to growth in membership.

Other Insurance Costs
Other insurance costs increased $296.1 million, or 72%, to $706.4 million for the year ended December 31, 2022, from $410.4 million for the year ended December 31, 2021. The increase was primarily attributable to higher broker commissions and higher headcount, which were driven by the increase in membership.

General and Administrative Expenses
General and administrative expenses increased $44.7 million, or 17%, to $309.8 million for the year ended December 31, 2022, from $265.1 million for the year ended December 31, 2021. The increase was primarily attributable to higher headcount and other employee-related costs related to servicing the +Oscar business.

Federal and State Assessments
Federal and state assessments increased $142.4 million, or 102%, to $281.5 million for the year ended December 31, 2022, from $139.1 million for the year ended December 31, 2021, which was primarily due to membership growth.

Premium Deficiency Reserve Release
Premium deficiency reserve release decreased $30.3 million, for the year ended December 31, 2022, from $55.3 million for the year ended December 31, 2021. The change was due to the lower premium deficiency reserve established at the end of 2021 as compared to the reserve established at the end of 2020 as well as the lower premium deficiency reserve established at the end of 2022 as compared to the reserve established at the end of 2021.

Income Tax (Benefit) Provision
Our effective tax rate for the year ended December 31, 2022 and December 31, 2021 was approximately 0.09% and (0.15)%, respectively.
Liquidity and Capital Resources
Overview

We maintain liquidity at two levels of our corporate structure, through our health insurance subsidiaries and through Holdco, our consolidated subsidiaries excluding our regulated insurance subsidiaries.

The majority of the assets held by our health insurance subsidiaries is in the form of cash and cash equivalents and investments. As of December 31, 2022 and December 31, 2021, total cash and cash equivalents and investments held by our health insurance subsidiaries was $2.9 billion and $1.8 billion, respectively, of which $17.7 million and $17.0 million, respectively, was on deposit with regulators as required for statutory licensing purposes and are classified as restricted deposits on the balance sheet.

Our health insurance subsidiaries’ states of domicile have statutory minimum capital requirements that are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The combined statutory capital and surplus of our health insurance subsidiaries was $701.5 million and $474.8 million at December 31, 2022 and December 31, 2021, respectively, which was in compliance with and in excess of the minimum capital requirements for each period. The health insurance subsidiaries historically have required capital contributions from Parent to maintain minimum levels. The health insurance subsidiaries may be subject to additional capital and surplus requirements in the future, as a result of factors such as increasing membership and medical costs, which may require us to incur additional indebtedness, sell capital stock, or access other sources of funding in order to fund such requirements. During periods of increased volatility, such as the current macroeconomic environment, adverse securities and credit markets, including due to rising interest rates, may exert downward pressure on the availability of liquidity and credit capacity for certain issuers, and any such funding may not be available on favorable terms, or at all. For additional information on the steps we’ve taken to balance growth and our capital position, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments, Trends and Other Factors Impacting Performance—Regulatory Update.”

In the future, when our health insurance subsidiaries become profitable or if their levels of reserves and capital become excessive, we may make requests for dividends and distributions from our subsidiaries to fund our operations, which may or may not be approved by our regulators. For additional information see Risk Factors - Risk Related to our Business - If state regulators do not approve payments of dividends and distributions by our health insurance subsidiaries to us, we may not have sufficient funds to implement our business strategy.

Our health insurance subsidiaries also utilize quota share reinsurance arrangements to reduce our minimum capital and surplus requirements, which are designed to enable us to efficiently deploy capital to fund our growth. During the year ended December 31, 2022 and 2021, Parent made $423.5 million and $540.9 million of capital contributions, respectively, to the health insurance subsidiaries. We estimate that had we not had any quota share reinsurance arrangements in place, the insurance subsidiaries would have been required to hold approximately $446.8 million of additional capital as of December 31, 2022, which Parent would have been required to fund. The actual amount of any required capital contributions to our insurance subsidiaries may differ at any given time depending on each insurance subsidiary’s capital adequacy. For additional information on our capital contributions and reinsurance arrangements, see “Risk Factors – Risks Related to our Business – We utilize quota share reinsurance to reduce our capital and surplus requirements and protect against downside risk on medical claims. If regulators do not approve our reinsurance agreements for this purpose, or if we cannot negotiate renewals of our quota share arrangements on acceptable terms, or at all, enter into new agreements with reinsurers, or otherwise obtain capital through debt or equity financings, our capital position would be negatively impacted, and we could fall out of compliance with applicable regulatory requirements” and “Risk Factors – Risks Most Material to Us – Our business, financial condition, and results of operations may be harmed if we fail to execute our growth strategy and manage our growth effectively.”

Short-Term Cash Requirements
The majority of the assets held by Holdco are in the form of cash and cash equivalents and investments. As of December 31, 2022 and December 31, 2021, total cash and cash equivalents and investments held by Holdco was $342.0 million and $738.6 million, respectively, of which $9.8 million and $11.0 million was restricted for 2022 and 2021, respectively. Based on our current forecast, we believe the cash, and cash equivalents and investments held by Holdco, not including restricted cash, will be sufficient to fund our operating requirements for at least the next twelve months.

Our cash flows used in operations may differ substantially from our net loss due to non-cash charges or due to changes in balance sheet accounts. The timing of our cash flows from operating activities can also vary among periods due to the timing of payments made or received. Some of our payments and receipts, including risk adjustment and subsequent reinsurance receipts, can be significant. For example, during the third quarter of 2022, we made a payment through our health insurance subsidiaries of $783.8 million into the risk adjustment program for the 2021 policy year. Therefore, the timing of these payments can influence cash flows from operating activities in any given period which would have a negative impact on our operating cash flows.

The Company’s cash requirements within the next twelve months include subsidiary capital infusions, Holdco expenses, and interest expenses. Payments into the risk adjustment program are made annually in the third quarter. We expect the cash required to meet these obligations to be primarily funded by cash available for general corporate use, funds primarily generated through equity or debt financing transactions, cash flows from current operations, and/or the realization of current assets, such as accounts receivable.
Long-Term Cash Requirements
Our long-term cash requirements under our various contractual obligations and commitments include:

•Operating leases. See Note 13 – Leases to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail of our obligations and the timing of expected future payments.
•Interest payable. See Note 15 – Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail of our obligations and the timing of future payments.
•Noncontrolling interests. See Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail. We do not have any material required redemptions in the next twelve months.

We expect the cash required to meet our long-term obligations to be primarily generated through future cash flows from operations.

Convertible Senior Notes

On January 27, 2022, we entered into an investment agreement (the “Investment Agreement”) pursuant to which we agreed to issue and sell $305.0 million in aggregate principal amount of 7.25% convertible senior notes due 2031 (the “2031 Notes”) in a private placement to funds affiliated with or advised by Dragoneer Investment Group, LLC, Thrive Capital, LionTree Investment Management, LLC and Tenere Capital LLC . The transaction contemplated by the Investment Agreement closed on February 3, 2022 (the “Closing Date”). In connection with the issuance of the 2031 Notes, on February 3, 2022, we entered into an Indenture between us and U.S. Bank National Association, as trustee. The 2031 Notes bear interest at a rate of 7.25% per annum, payable in cash, semi-annually in arrears on June 30 and December 31 of each year, commencing on June 30, 2022. The Company may determine in the future to repurchase portions of the outstanding 2031 Notes from time to time in accordance with applicable SEC and other legal requirements and in consideration of market and other conditions. See Note 15 - Long-Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Revolving Credit Facility

On February 21, 2021, we entered into a senior secured credit agreement with Wells Fargo Bank, National Association as administrative agent, and certain other lenders for a revolving loan credit facility (the “Revolving Credit Facility”), in the aggregate principal amount of $200 million. The Revolving Credit Facility is guaranteed by Oscar Management Corporation (formerly Mulberry Management Corporation) and Oscar Management Corporation of Florida, each wholly owned subsidiaries of Oscar, and all of our future direct and indirect subsidiaries (subject to certain permitted exceptions, including exceptions for guarantees that would require material governmental consents or in respect of joint venture) (the "Guarantors"). Our Revolving Credit Facility is secured by a lien on substantially all of our and the Guarantors’ assets (subject to certain exceptions). Proceeds are to be used solely for general corporate purposes of the Company. The Revolving Credit Facility is available until February 2024, provided we are in compliance with all covenants.

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
As of December 31, 2022, there were no outstanding borrowings under the Revolving Credit Facility.

Interest Rate, Commitment Fees
The interest rate applicable to borrowings under our Revolving Credit Facility is determined as follows, at our option: (a) a rate per annum equal to an adjusted London Inter-bank Offered Rate (“LIBOR”), plus an applicable margin of 4.50% (LIBOR is calculated based on one-, three- or six-month LIBOR, or such other period as agreed by all relevant Lenders, which is determined by reference to ICE Benchmark Administration Limited, but not less than 1.00%), or (b) a rate per annum equal to the Alternate Base Rate plus the applicable margin of 3.50% (the “Alternate Base Rate” is equal to the highest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, and (iii) LIBOR based on a one-month interest period, plus 1.00%). A commitment fee of 0.50% per annum is payable under our Revolving Credit Facility on the actual daily unused portions of the Revolving Credit Facility. The Revolving Credit Facility also contains LIBOR replacement provisions in the event LIBOR becomes unavailable during the term of this facility.

The Revolving Credit Facility requires us to comply with certain restrictive covenants, including but not limited to covenants relating to limitations on indebtedness, liens, investments, loans and advances, restricted payments and restrictive agreements, mergers, consolidations, sale of assets and acquisitions, sale and leaseback transactions and affiliate transactions.

In addition, the Revolving Credit Facility contains financial covenants that require us to (i) maintain specified levels of direct policy premiums (as defined in the Revolving Credit Facility) for each fiscal quarter, (ii) maintain a minimum liquidity (as defined in the Revolving Credit Facility) of $150 million (or $200 million if the liquidity decreased by a specified amount over the prior six month period) as of the last day of each quarter, and (iii) not exceed a maximum combined ratio (as defined in the Revolving Credit Facility) of 108% for fiscal year 2022 and 102% for fiscal year 2023, in each case, as of the last day of each quarter. As of December 31, 2022, we were in compliance with all financial covenants under the Revolving Credit Facility.

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

The following table shows summary cash flows information for the periods indicated:

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Net cash provided by (used in) operating activities	$380,349	$(181,745)	$562,094
Net cash used in investing activities	(226,519)	(774,515)	547,996
Net cash provided by financing activities	301,110	1,238,712	(937,602)
Net increase in cash and cash equivalents and restricted cash equivalents	$454,940	$282,452	$172,488

Operating Activities
Net cash provided by (used in) operating activities increased $562.1 million to $380.3 million for the year ended December 31, 2022, compared to $181.7 million used in operating activities for the year ended December 31, 2021, primarily due to membership growth, which resulted in increased premiums and accounts receivable and reinsurance recoverable under our quota share reinsurance program. Our risk adjustment transfer payable also increased as a result of membership growth and the health status of our members, who continue to have lower than average risk scores compared to the health status of other participants in ACA plans.

Investing Activities
Net cash used in investing activities decreased $548.0 million to $226.5 million for the year ended December 31, 2022, compared to $774.5 million for the year ended December 31, 2021. The decrease was primarily due to lower purchases of investments in 2022 compared to 2021.

Financing Activities
Net cash provided by financing activities decreased $937.6 million to $301.1 million for the year ended December 31, 2022, compared to $1.2 billion for the year ended December 31, 2021. The decrease was primarily due to net proceeds received from the sale of common stock during our IPO in March 2021, slightly offset by net proceeds received from the issuance of convertible notes in February 2022.

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

In each reporting period, our operating results include the effects of more completely developed benefits payable estimates associated with previously reported periods. If the revised estimate of prior period health care claims is less than the previous estimate, we will decrease reported health care claims in the current period (favorable development). If the revised estimate of prior period health care claims is more than the previous estimate, we will increase reported health care costs in the current period (unfavorable development). Health care costs in the years ended December 31, 2022 and December 31, 2021 included unfavorable health care claim development related to prior years of $1.3 million (net of reinsurance) and favorable development of $16.3 million (net of reinsurance), respectively.

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

The following table illustrates the sensitivity of the estimated potential impact on our benefits payable estimates gross of reinsurance, for those periods as of December 31, 2022 to an increase (decrease) in the underlying completion factors:

Changes in Estimates	Increase (Decrease) in Benefits Payable (in thousands)
(1.00)%	$83,319
(0.75)%	62,332
(0.50)%	41,450
(0.25)%	20,673
0.25%	(20,570)
0.50%	(40,918)
0.75%	(60,487)
1.00%	(78,832)

Management believes the amount of benefits payable is reasonable and adequate to cover our liability for unpaid claims as of December 31, 2022; however, actual claim payments may differ from established estimates as discussed above. Assuming a hypothetical 1% difference between our December 31, 2022 estimates of benefits payable and actual benefits payable, excluding any potential offsetting impact from premium rebates, net earnings for the year ended December 31, 2022 would have increased by approximately $83.3 million or decreased by approximately $78.8 million.

For more detail related to our medical claims expenses, see Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Risk Adjustment
The risk adjustment programs in the Individual, Small Group, and Medicare Advantage markets we serve are designed to mitigate the potential impact of adverse selection and provide stability for health insurers.

The Company estimates the receivable or payable under the risk adjustment programs based on its estimated risk score compared to the state average risk score. The Company may record a receivable or payable as an adjustment to premium revenues to reflect the year-to-date impact of the risk adjustment based on its best estimate. The Company refines its estimate as new information becomes available.

Under the Individual and Small Group risk adjustment program, each plan is assigned a risk score based upon demographic information and current year claims information related to its members. Plans with lower than average risk scores will generally pay into the pool, while plans with higher than average risk scores will generally receive distributions.

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
Interest Rate Risk
We are subject to interest rate risk in connection with the fair value of our investment portfolio, which consists of U.S. Treasury and agency securities, corporate notes, certificates of deposit, commercial paper and municipalities. Our primary market risk exposure is changes to prime rate-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. Assuming a hypothetical and immediate 1% increase in interest rates at December 31, 2022, the fair value of our investments would decrease by approximately $8.5 million. Any declines in interest rates over time would reduce our investment income.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Oscar Health, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Oscar Health, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to management not designing and maintaining effective controls over certain information technology (IT) general controls for information systems that are relevant to the preparation of the Company’s consolidated financial statements. Specifically, management did not design and maintain (i) program change management controls for certain financial systems to ensure that IT program and data changes affecting certain IT applications and underlying accounting records were identified, tested, authorized and implemented appropriately, (ii) user access controls that adequately restrict user and privileged access to certain financial applications, programs and data to appropriate company personnel, and (iii) testing and approval controls for program development to ensure new software development is aligned with business and IT requirements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's annual report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Valuation of Benefits Payable - Incurred but not Reported (“IBNR”) Benefits Payable for Low Dollar Claims and Potential Claims Disputes by Out-of-Network Providers

As described in Notes 2 and 9 to the consolidated financial statements, the Company’s incurred but not reported (“IBNR”) benefits payable was $937.7 million as of December 31, 2022, with a significant portion of this balance related to low dollar claims and potential claims disputes by out-of-network providers. IBNR is an actuarial estimate, determined by employing actuarial methods, that is based on claim payment patterns, medical cost inflation, historical developments such as claim inventory levels and claim receipt patterns, and other relevant factors. For low dollar incurred but not paid claims, for the months prior to the most recent two months, management uses the completion factor development method. Under this method, historical paid claims data is formatted into claim triangles, which compare claim incurred dates to the dates of claim payments. This information is analyzed to create historical completion factors that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the period-end date to estimate the ultimate claim expense incurred for the period. Actuarial estimates of incurred but not paid claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims. For the most recent incurred months (typically the most recent two months), the percentage of claims paid for claims incurred in those months is generally low. Therefore, incurred claims for recent months are not projected from historical completion and payment patterns; rather, they are primarily based on forecasted per member per month low dollar claims projections developed from the Company’s historical experience and adjusted for emerging experience data in the preceding months, which may include adjustments for known changes in estimates of recent hospital and drug utilization data, provider contracting changes, changes in benefit levels, changes in member cost sharing, changes in medical management processes, product mix, and workday seasonality. Further, management records as part of benefits payable, an estimate of the ultimate liability for potential claims disputes by out-of-network providers based on financial exposure, an estimated probability of dispute based on financial exposure and risk of litigation, expected settlement rates, a gross up factor to account for unprocessed claims, and a completion factor for the most recent year.

The principal considerations for our determination that performing procedures relating to the valuation of IBNR benefits payable for low dollar claims and potential claims disputes by out-of-network providers is a critical audit matter are the significant judgment by management when estimating the IBNR for low dollar claims and potential claims disputes by out-of-network providers, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate the actuarial methods used by management and the significant assumptions related to (i) completion factors and forecasted per member per month low dollar claims projections for low dollar incurred but not paid claims and (ii) the estimated probability of dispute based on financial exposure and risk of litigation, expected settlement rates, and a completion factor for the most recent year for potential claims disputes by out-of-network providers. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s process over developing the reserve, including the assumptions, methodologies, and calculations. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate of the IBNR for low dollar claims and comparing the independent estimate to management’s estimate to evaluate the reasonableness of the estimate. Developing the independent estimate of the IBNR for low dollar claims involved the use of professionals with specialized skill and knowledge to (i) independently develop assumptions related to completion factors and forecasted per member per month low dollar claims projections and (ii) evaluate the appropriateness of the actuarial method used by management. Developing the independent estimate of the IBNR for low dollar claims also included testing the completeness and accuracy of data provided by management. For the liability for potential claims disputes by out-of-network providers, these procedures included, among others, testing the completeness and accuracy of the out-of-network data provided by management, and the involvement of professionals with specialized skill and knowledge to assist in evaluating (i) the appropriateness of the actuarial method used by management and (ii) the reasonableness of the significant assumptions used by management. Evaluating the reasonableness of management’s significant assumptions related to the estimated probability of dispute based on financial exposure and risk of litigation, expected settlement rates, and a completion factor for the most recent year involved evaluating the accuracy of management’s estimate based on settlement of historical disputes and whether the assumptions were consistent with evidence obtained in other areas of the audit.

Valuation of the Risk Adjustment Transfer Payable related to the Affordable Care Act’s (“ACA”) Risk Adjustment Program

As described in Note 2 to the consolidated financial statements, the Company’s risk adjustment transfer payable was $1,517.5 million as of December 31, 2022. The Affordable Care Act (“ACA”) risk adjustment program is administered federally by the Centers for Medicare and Medicaid Services (“CMS”). Under this program, each plan is assigned a risk score based upon demographic information and current year claims information related to its members. Plans with lower than average risk scores relative to the estimated market average risk score, when applied to the statewide average premium, will have a risk adjustment payable into the pool. Inversely, plans with higher than average risk scores relative to the estimated market average risk score, when applied to the statewide average premium, will have a risk adjustment receivable from the pool. Management develops its membership risk scores for the risk adjustment payable using actuarial methodologies and assumptions and by analyzing member data, including demographic and projections of claims data expected to be submitted by the Company to CMS for settlement. Generally, the estimated market average risk score and statewide average premium are obtained from third party surveys of other insurance plans. There is judgment in estimating the Company’s membership risk scores and the estimated market average risk scores. Management refines its estimate as new information becomes available and the final report on actual market risk scores is received from CMS in June of the following year.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s process over developing the estimate, including the methodology, assumptions, and calculations. These procedures also included, among others, performing one of the following procedures, on a test basis, for each plan (i) developing an independent estimate of the risk adjustment transfer payable and comparing the independent estimate to management’s estimate to evaluate the reasonableness of the risk adjustment transfer payable for the sampled plan or (ii) testing management’s process for determining the estimate of the risk adjustment transfer payable for the sampled plan. Developing the independent estimate involved (a) the use of professionals with specialized skill and knowledge to independently develop the significant assumptions related to the projections of claims data expected to be submitted by the Company to develop the Company’s membership risk scores and estimated market average risk scores and statewide average premium and (b) testing the completeness and accuracy of data provided by management. Testing management’s process involved the use of professionals with specialized skill and knowledge to evaluate the appropriateness of the actuarial methodologies used by management for consistency with the federally developed risk adjustment methodology and evaluating the reasonableness of the significant assumptions related to projections of claims data expected to be submitted by the Company to develop the Company’s membership risk scores and estimated market average risk scores and statewide average premium. Evaluating the reasonableness of management’s significant assumptions related to projections of claims data expected to be submitted by the Company to develop the Company’s membership risk scores and estimated market average risk scores and statewide average premium involved considering the current and past performance of the plans, consistency with market and industry data, and consistency with evidence obtained in other areas of the audit. Testing management’s process also involved testing the completeness and accuracy of the data used by management.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 23, 2023

We have served as the Company’s auditor since 2020, which includes periods before the Company became subject to SEC reporting requirements.

Oscar Health, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets:
Current Assets:
Cash and cash equivalents	$1,558,595	$1,103,995
Short-term investments	1,397,287	587,086
Premium and other receivables	216,475	138,414
Risk adjustment transfer receivable	49,861	40,659
Reinsurance recoverable	892,887	431,990
Other current assets	6,450	3,782
Total current assets	$4,121,555	$2,305,926
Property, equipment, and capitalized software, net	59,888	46,611
Long-term investments	222,919	844,476
Restricted deposits	27,483	28,085
Other assets	94,756	96,552
Total Assets	$4,526,601	$3,321,650

Liabilities and Stockholders' Equity
Current Liabilities:
Benefits payable	$937,727	$513,582
Risk adjustment transfer payable	1,517,493	794,398
Premium deficiency reserve	4,214	29,246
Unearned premiums	78,998	75,044
Accounts payable and accrued liabilities	297,841	234,788
Reinsurance payable	427,649	205,231
Total current liabilities	3,263,922	1,852,289
Long-term debt	297,999	—
Other liabilities	72,280	76,839
Total liabilities	3,634,201	1,929,128
Commitments and contingencies (Note 19)
Stockholders' Equity
Preferred stock, $0.00001 par value; 82,500,000 shares authorized, none issued or outstanding as of December 31, 2022 and 2021	—	—
Class A common stock, $0.00001 par value; 825,000,000 shares authorized, 181,176,239 and 175,212,223 shares issued and outstanding as of December 31, 2022 and 2021, respectively	2	2
Class B common stock, $0.00001 par value; 82,500,000 shares authorized, 35,115,807 shares issued and outstanding as of December 31, 2022 and 2021	—	—
Treasury stock (314,600 shares as of December 31, 2022 and 2021)	(2,923)	(2,923)
Additional paid-in capital	3,509,007	3,393,533
Accumulated deficit	(2,605,987)	(1,999,712)
Accumulated other comprehensive loss	(9,715)	(3,671)
Total Oscar Health, Inc. stockholders’ equity	890,384	1,387,229
Noncontrolling interests	2,016	5,293
Total stockholders’ equity	892,400	1,392,522
Total Liabilities and Stockholders' Equity	$4,526,601	$3,321,650
See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue
Premiums before ceded reinsurance	$5,334,520	$2,712,988	$1,672,339
Reinsurance premiums ceded	(1,463,403)	(881,968)	(1,217,304)
Premiums earned	3,871,117	1,831,020	455,035
Administrative services revenue	61,047	5,394	—
Investment income and other revenue	31,474	2,301	7,766
Total revenue	3,963,638	1,838,715	462,801

Operating Expenses
Claims incurred, net	3,280,798	1,623,995	309,353
Other insurance costs	706,439	410,363	216,534
General and administrative expenses	309,783	265,078	166,655
Federal and state assessments	281,518	139,085	81,458
Health insurance industry fee	—	—	19,251
Premium deficiency reserve release	(25,033)	(55,325)	71,816
Total operating expenses	4,553,505	2,383,196	865,067
Loss from operations	(589,867)	(544,481)	(402,266)
Interest expense	22,623	4,720	3,514
Other expenses (income)	(2,415)	1,201	—
Loss on extinguishment of debt	—	20,178	—
Loss before income taxes	(610,075)	(570,580)	(405,780)
Income tax expense (benefit)	(523)	846	1,045
Net loss	(609,552)	(571,426)	(406,825)
Less: Net income (loss) attributable to noncontrolling interests	(3,277)	1,180	—
Net loss attributable to Oscar Health, Inc.	$(606,275)	$(572,606)	$(406,825)

Earnings (Loss) per Share
Net loss per share attributable to Oscar Health, Inc., basic and diluted	$(2.85)	$(3.20)	$(14.16)
Weighted average common shares outstanding, basic and diluted	212,474,615	178,967,056	29,263,424

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(609,552)	$(571,426)	$(406,825)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(6,044)	(4,550)	906
Comprehensive loss	(615,596)	(575,976)	(405,919)

Comprehensive income (loss) attributable to noncontrolling interests	(3,277)	1,180	—
Comprehensive loss attributable to Oscar Health, Inc.	$(612,319)	$(577,156)	$(405,919)

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock (Series A/Series B)		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity (Deficit)
December 31, 2020	400,904,302	$1,744,911	31,409,202	$2	—	$—	—	$—	$(2,923)	$133,255	$(1,427,106)	$879	$—	$(1,295,893)
Conversion of pre-IPO shares to Class A and Class B common stock	(400,904,302)	(1,744,911)	(31,409,202)	(2)	130,280,651	1	35,115,807	—	—	1,744,911	—	—	—	1,744,910
Issuance of common stock upon IPO, net of underwriting discount	—	—	—	—	36,391,946	1	—	—	—	1,338,874	—	—	—	1,338,875
Issuance of common stock upon exercise of warrants and call options	—	—	—	—	1,115,973	—	—	—	—	37,071	—	—	—	37,071
Issuance of common stock from equity incentive plans	—	—	—	—	7,423,653	—	—	—	—	50,009	—	—	—	50,009
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	86,296	—	—	—	86,296
Equity transaction with Subsidiary	—	—	—	—	—	—	—	—	—	3,117	—	—	4,113	7,230
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	—	—	—	—	—	(4,550)	—	(4,550)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(572,606)	—	1,180	(571,426)
December 31, 2021	—	—	—	—	175,212,223	2	35,115,807	—	(2,923)	3,393,533	(1,999,712)	(3,671)	5,293	1,392,522
Issuance of common stock from equity incentive plans	—	—	—	—	5,964,016	—	—	—	—	1,299	—	—	—	1,299
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	112,329	—	—	—	112,329
Joint venture contributions	—	—	—	—	—	—	—	—	—	1,846	—	—	—	1,846
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	—	—	—	—	—	(6,044)	—	(6,044)
Net loss	—	—	—	—	—	—	—	—	—	—	(606,275)	—	(3,277)	(609,552)
December 31, 2022	—	$—	—	$—	181,176,239	$2	35,115,807	$—	$(2,923)	$3,509,007	$(2,605,987)	$(9,715)	$2,016	$892,400

See the accompanying Notes to Consolidated Financial

Oscar Health, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(609,552)	$(571,426)	$(406,825)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred taxes	(165)	(101)	(67)
Net realized loss (gain) on sale of financial instruments	1,274	(209)	(1,246)
Loss on fair value of warrant liabilities	—	12,856	5,101
Depreciation and amortization expense	15,283	14,605	11,285
Amortization of debt issuance costs	713	329	327
Stock-based compensation expense	112,329	86,296	35,869
Investment amortization, net of accretion	2,480	8,031	2,588
Debt extinguishment loss	—	20,178	—
Changes in assets and liabilities:
(Increase) / decrease in:
Premium and other receivables	(78,061)	(66,953)	(35,254)
Risk adjustment transfer receivable	(9,202)	(9,502)	(6,035)
Reinsurance recoverable	(460,897)	147,403	(63,329)
Other assets	(243)	(11,299)	2,210
Increase / (decrease) in:
Benefits payable	424,146	201,667	155,357
Unearned premiums	3,953	3,140	46,596
Premium deficiency reserve	(25,033)	(55,325)	71,816
Accounts payable and other liabilities	57,811	98,619	75,800
Reinsurance payable	222,418	(138,082)	(89,197)
Risk adjustment transfer payable	723,095	78,028	417,736
Net cash (used in) provided by operating activities	380,349	(181,745)	222,732
Cash flows from investing activities:
Purchase of investments	(1,192,706)	(1,810,076)	(1,001,038)
Sale of investments	360,616	624,077	489,528
Maturity of investments	633,467	430,694	182,060
Purchase of property, equipment and capitalized software	(29,012)	(25,885)	(14,021)
Change in restricted deposits	1,116	6,675	(1,243)
Net cash used in investing activities	(226,519)	(774,515)	(344,714)
Cash flows from financing activities:
Proceeds from long-term debt	305,000	—	147,000
Payments of debt issuance costs	(7,035)	—	(4,840)
Proceeds from joint venture contribution	1,846	—	—
Debt prepayment	—	(153,173)	—
Debt extinguishment costs	—	(12,994)	—
Proceeds from IPO, net of underwriting discounts	—	1,348,321	—
Offering costs from IPO	—	(9,447)	—
Convertible preferred stock and call option issuances	—	—	375,671
Proceeds from exercise of warrants and call options	—	9,191	74,581
Proceeds from partial sale of subsidiary to noncontrolling interest	—	7,230	—
Proceeds from exercise of stock options	1,299	49,584	19,295
Net cash provided by financing activities	301,110	1,238,712	611,707
Increase in cash, cash equivalents and restricted cash equivalents	454,940	282,452	489,725
Cash, cash equivalents, restricted cash and cash equivalents—beginning of period	1,125,557	843,105	353,380
Cash, cash equivalents, restricted cash and cash equivalents—end of period	$1,580,497	$1,125,557	$843,105
Cash and cash equivalents	1,558,595	1,103,995	826,326
Restricted cash and cash equivalents included in restricted deposits	21,902	21,562	16,779
Total cash, cash equivalents and restricted cash and cash equivalents	$1,580,497	$1,125,557	$843,105

Oscar Health, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Continued)

Supplemental Disclosures:
Interest payments	$10,079	$4,256	$—
Income tax payments	$1,893	$697	$1,525

Non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$—	$1,744,911	$—
Net exercise of preferred stock warrants to preferred stock upon initial public offering	$—	$28,248	$—
Adjustment to fair value of preferred stock warrant liability upon initial public offering	$—	$13,243	$—

See the accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Oscar Health, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts, or as otherwise stated herein)

1.ORGANIZATION

Oscar Health, Inc. ("Oscar" or the "Company") is the first health insurance company built around a full stack technology platform and a relentless focus on serving its members. Headquartered in New York City, Oscar offers two complementary products: (1) innovative and consumer-oriented health plans are sold to Individual, Small Group and Medicare Advantage members and (2) via +Oscar, the Company leverages its technology platform to sell services to providers and payors to directly enable their shift to value-based care.

The Company operates as one segment to sell insurance to its members directly and through the federal and state-run health care exchanges formed in conjunction with the Patient Protection and Affordable Care Act via its health insurance subsidiaries and to sell services via its +Oscar offering. Individual plans are offered to individuals and families through Health Insurance Marketplaces. Small Group plans are offered to employees of companies with 50 - 100 full-time workers. Medicare Advantage is offered to adults who are age 65 and older and eligible for traditional Medicare but who instead select coverage through a private market plan. The Company has also partnered with Cigna through the Cigna + Oscar partnership, which unites Oscar’s highly-differentiated member experience with Cigna’s broad provider networks, to exclusively serve the Small Group employer market.

Initial Public Offering
On March 2, 2021, the Company's registration statement on Form S-1 (the “IPO Registration Statement”) related to its initial public offering (“IPO”) was declared effective and the Company’s Class A common stock, par value $0.00001 per share (the “Class A common stock”) began trading on the New York Stock Exchange on March 3, 2021. On March 5, 2021, the Company completed its IPO, in which the Company sold 36,391,946 shares of Class A common stock at a price to the public of $39.00 per share. The Company received aggregate net proceeds of $1.3 billion after deducting underwriting discounts and commissions of $71.0 million. The Company used a portion of the net proceeds of the IPO to repay in full outstanding borrowings, including fees and expenses, under the Term Loan Facility. Refer to Note 15 - Long-Term Debt for more information.

The Company's Class A common stock is traded on the New York Stock Exchange under the symbol "OSCR."

Reclassification and Reverse Stock Split
In connection with its IPO, on March 3, 2021, the Company filed an amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”) with the Secretary of State of the State of Delaware, which effected a reclassification of the Company’s issued and outstanding share capital and a one-for-three reverse stock split. Upon conversion of all outstanding shares of convertible preferred stock, and upon filing of the Company’s Amended and Restated Certificate of Incorporation, all outstanding shares of each series of the Company’s convertible preferred stock and common stock issued and outstanding prior to the IPO converted and/or were reclassified into an aggregate of 132,760,639 shares of Class A common stock and 35,335,579 shares of Class B common stock, par value $0.00001 per share (the “Class B common stock”), and 943,800 shares of common stock held in treasury were reclassified into an aggregate of 314,600 shares of Class A common stock. In accordance with accounting principles generally accepted in the United States (“ U.S. GAAP”), all shares of common stock and per share data that are presented in consolidated financial statements have been adjusted to reflect the reclassification and reverse stock split on a retroactive basis for all periods presented. Shares of convertible preferred stock presented in consolidated financial statements have not been adjusted for the reclassification or reverse stock split, as these shares were converted to common stock prior to the reclassification and reverse stock split. For additional information, see Note 16 - Stockholders’ Equity.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The consolidated financial statements have been prepared in accordance with U.S. GAAP. The consolidated financial statements include the accounts of the Company, all of the controlled subsidiaries and variable interest entities of which the Company is the primary beneficiary. Noncontrolling interest consists of equity that is not attributable directly or indirectly to the Company. All material intercompany transactions have been eliminated in consolidation. Balances (except per share data) are presented in U.S. dollars and rounded, as indicated. In order to preserve the mathematical accuracy of the underlying calculations, immaterial footing differences may occur between the sum of individual balances and the total balances presented.

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

Administrative Services Revenue
The Company provides administrative services as part of +Oscar, its tech-driven platform offering designed to help providers and payors directly enable their shift to value-based care. Revenue is recognized in the period the contractual performance obligations are satisfied and measured in an amount that reflects the consideration the Company expects to be entitled to in exchange for performing the services. The timing of the Company's revenue recognition may differ from the timing of payment by customers. A receivable is recorded when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, deferred revenue is recognized when payment is received before the performance obligations are satisfied.

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

In addition to ceded reinsurance, an Oscar health insurance subsidiary partially reinsures the Cigna+Oscar small group offering through a quota share reinsurance arrangement. The Company records assumed premiums and assumed claims. Refer to Note 4 - Reinsurance for more information.

Premium Deficiency Reserve
Premium deficiency reserve liabilities are established when it is probable that expected future claims and maintenance expenses will exceed future premium and reinsurance recoveries based on existing insurance contract terms including consideration of net investment income. For purposes of determining premium deficiency reserves, contracts are grouped consistent with the Company’s method of acquiring, servicing, and measuring the profitability of such contracts, which is generally on a line of business basis.

Change in Accounting Principle
For the year ended December 31, 2022, the Company elected to include anticipated net investment income in its determination of premium deficiency reserves. The accounting policy election to include net investment income is preferable because it best reflects the ultimate profitability of insurance contracts using all cash flows, inclusive of related investment income, and provides improved comparability with industry peers. This change is considered a change in accounting principle that requires retrospective application to all financial statement periods presented. However, because net investment income has historically been immaterial to the financial statements and to the premium deficiency reserve calculation, the effect of this change in accounting principle is immaterial to prior and current period balances. As a result, this change in accounting principle is being applied prospectively as of December 31, 2022.

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

Allowance for Credit Losses
Premium and other receivables primarily includes insurance premiums due from CMS and members, pharmaceutical rebates and other claims-related provider receivables and are reported net of any allowance for credit losses. Receivable balances are also recorded related to the Company's risk adjustment program, reinsurance program and value-based care arrangements. An allowance for credit losses is generally calculated based on historical collection experience, the counterparty's creditworthiness and consideration of current and future economic events.

Policy Acquisition Costs
Policy acquisition costs are those costs that relate directly to the successful acquisition of new and renewal insurance policies. Such costs include broker commissions, costs of policy issuance and underwriting, and other costs incurred to acquire new business or renew existing business. Policy acquisition costs, other than broker bonus commissions, are expensed in the period incurred. Broker bonuses are capitalized and amortized over the policy term. The Company's short-duration policies typically have a one-year term and may be canceled by the member upon 30 days' notice.

Benefits Payable
Benefits payable consists of liabilities for both claims incurred but not reported (“IBNR”) and reported but not yet processed through our systems that are determined in the aggregate, employing actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. Actuarial Standards of Practice require that the claim liabilities be appropriate under moderately adverse circumstances. IBNR is an actuarial estimate, determined by employing actuarial methods, that is based on claim payment patterns, medical cost inflation, historical developments such as claim inventory levels and claim receipt patterns, and other relevant factors. A significant portion of this balance is related to low dollar claims and potential claims disputes by providers.

For low dollar incurred but not paid claims, for the months prior to the most recent two months, the Company typically uses the completion factor development method. This methodology is a detailed actuarial process that uses both historical claim payment patterns as well as emerging medical cost trends to project our best estimate of claim liabilities. Under this method, historical paid claims data is formatted into claim triangles, which compare claim incurred dates to the dates of claim payments. This information is analyzed to create historical completion factors that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the period-end date to estimate the ultimate claim expense incurred for the period. Actuarial estimates of incurred but not paid claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims. A seriatim methodology is utilized for high dollar claims which is supplemented by case management data supplied by medical and claims operations areas.

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

Settlement Reserves
The Company also records as part of benefits payable, an estimate of the ultimate liability for actual and potential claims disputes by providers based on financial exposure, an estimated probability of dispute based on financial exposure and risk of litigation, and expected settlement rates, a gross up factor to account for unprocessed claims, and a completion factor for the most recent year. Since these liabilities are part of the overall claim reserve, they are proportionally ceded under the Company's reinsurance agreements for historical policy years with contracts in force. The settlement reserves included as part of the benefits payable balance was approximately $251.1 million and $137.7 million as of December 31, 2022 and 2021, respectively.

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

Lease expense for the Company's operating leases is calculated on a straight-line basis over the lease term. Lease and non-lease components are accounted for as a single lease component for all asset classes.

Earnings Per Share
Earnings (loss) per share ("EPS") is calculated using the two-class method, which is an earnings allocation model that treats participating securities as having rights to earnings that otherwise would have been available to common stockholders. Under the two-class method, earnings for the period are required to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. For EPS computation purposes, the Company's Class A and Class B common stock are considered one single class of common stock because both classes have the same dividend and liquidation rights. For the year ended December 31, 2020, the Company's Series A and Series B common stock were treated as one class for EPS purposes.

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

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Direct policy premiums	$6,704,330	$3,420,328	$2,287,319
Assumed premiums	138,109	16,298	299
Direct and assumed premiums	6,842,439	3,436,626	2,287,618
Risk adjustment and corridor, net	(1,507,919)	(723,638)	(615,279)
Premiums before ceded reinsurance	5,334,520	2,712,988	1,672,339
Reinsurance premiums ceded	(1,463,403)	(881,968)	(1,217,304)
Total premiums earned	$3,871,117	$1,831,020	$455,035

The following table summarizes the amounts of direct policy premiums received directly from CMS as part of APTC and Medicare Advantage for the year ended December 31, 2022:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
APTC	$5,675,794	$2,468,712	$1,351,379
Medicare Advantage	$54,355	39,562	17,269
Total paid by CMS	$5,730,149	$2,508,274	$1,368,648

Administrative services revenue
Administrative services revenue includes revenue earned for services provided under the Company's +Oscar offering. The Company leverages its technology platform to provide administrative services to providers and payors to directly enable their shift to value-based care. Revenue from contracts with customers is reported within administrative services revenue in the consolidated statements of operations.
As of December 31, 2022 and 2021, receivables from contracts with customers were $33.7 million and $2.8 million, respectively, and are reported within premiums and accounts receivable on the consolidated balance sheets.

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

Under deposit accounting, a deposit asset or deposit liability is recorded based on the consideration paid or received, irrespective of the experience of the contract. Fees retained by the reinsurer are recognized within other insurance costs on the statement of operations. As a result, premiums earned and claims incurred that would have otherwise been ceded under reinsurance accounting are recorded on a net basis on the consolidated balance sheet as a deposit liability. The Company classifies deposit liabilities within accounts payable and other accrued liabilities on its consolidated balance sheets.

The tables below present information for the Company's reinsurance arrangements accounted for under reinsurance accounting.

The composition of total reinsurance premiums ceded and reinsurance premiums assumed, which are included as components of total premiums earned in the consolidated statement of operations, is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Reinsurance premiums ceded, gross	$(1,524,157)	$(921,953)	$(1,308,275)
Experience refunds	60,754	39,985	90,971
Reinsurance premiums ceded	(1,463,403)	(881,968)	(1,217,304)
Reinsurance premiums assumed	138,109	16,298	299
Total reinsurance premiums (ceded) and assumed	$(1,325,294)	$(865,670)	$(1,217,005)

The Company records claims expense net of reinsurance recoveries. The following table reconciles the total claims expense to the net claims expense as presented in the consolidated statement of operations:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Direct claims incurred	$4,428,000	$2,403,108	$1,364,432
Ceded reinsurance claims	(1,290,349)	(800,769)	(1,055,371)
Assumed reinsurance claims	143,147	21,656	292
Total claims incurred, net	$3,280,798	$1,623,995	$309,353

The Company records selling, general and administrative expenses net of ceding commissions. The following table reconciles total other insurance costs to the amount presented in the consolidated statement of operations:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Other insurance costs, gross	$868,385	$492,609	$343,374
Ceding commissions	(161,946)	(82,246)	(126,840)
Other insurance costs, net	$706,439	$410,363	$216,534

The Company classifies reinsurance recoverable within current assets on its consolidated balance sheets. The composition of the reinsurance recoverable balance is as follows:

	December 31,
	2022	2021
	(in thousands)
Ceded reinsurance claim recoverables	$776,266	$406,017
Reinsurance ceding commissions	42,805	23,517
Experience refunds on reinsurance agreements	73,816	2,456
Reinsurance recoverable	$892,887	$431,990

Credit Ratings
The financial condition of the Company's reinsurers is regularly evaluated to minimize exposure to significant losses. A key credit quality indicator for reinsurance is the financial strength ratings issued by the credit rating agencies, which provide an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The Company's reinsurers have most recently been issued financial strength ratings of A+ (A.M. Best).

The creditworthiness of each reinsurer is evaluated in order to assess counterparty credit risk and estimate an allowance for expected credit losses on the Company's reinsurance recoverable balances.

5.BUSINESS ARRANGEMENTS

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

The following table presents the collective assets and liabilities of the Company's variable interest entities:

	As of December 31,
	2022	2021
	(in thousands)
Assets	$129,629	$123,524
Liabilities	$78,126	$70,165

6.RESTRICTED CASH AND RESTRICTED DEPOSITS

The Company maintains cash, cash equivalents and investments on deposit or pledged primarily to various state agencies in connection with its insurance licensure. The restricted cash and cash equivalents and restricted investments presented below are included in “restricted deposits” in the accompanying consolidated balance sheets.

	As of December 31,
	2022	2021
	(in thousands)
Restricted cash and cash equivalents	$21,902	$21,562
Restricted investments	5,581	6,523
Restricted Deposits	$27,483	$28,085

7.    INVESTMENTS

The following tables provide summaries of the Company's investments by major security type as of December 31, 2022 and 2021:

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. treasury and agency securities	$1,160,430	$89	$(5,237)	$1,155,282
Corporate notes	378,481	66	(4,098)	374,449
Municipalities	20,091	—	(428)	19,663
Certificate of deposit	38,082	—	—	38,082
Commercial paper	32,730	—	—	32,730
Total	$1,629,814	$155	$(9,763)	$1,620,206

	December 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. treasury and agency securities	$895,865	$34	$(1,837)	$894,062
Corporate notes	454,416	2	(1,746)	452,672
Municipalities	50,366	10	(140)	50,236
Certificate of deposit	21,370	—	—	21,370
Commercial paper	13,222	—	—	13,222
Total	$1,435,239	$46	$(3,723)	$1,431,562

The following table summarizes those available-for-sale investments that have been in a continuous loss position for less than 12 months at December 31, 2022 and 2021.

	December 31, 2022
	Number of Securities	Fair Value	Gross Unrealized Losses
	(in thousands, except no. of securities)
U.S. treasury and agency securities	165	$586,411	$(973)
Corporate notes	138	135,133	(731)
Municipalities	5	$3,070	(71)
Total	308	$724,614	$(1,775)

	December 31, 2021
	Number of Securities	Fair Value	Gross Unrealized Losses
	(in thousands, except no. of securities)
U.S. treasury and agency securities	108	$894,060	$(1,837)
Corporate notes	357	452,672	(1,746)
Municipalities	108	$50,236	$(140)
Total	573	$1,396,968	$(3,723)

The following table summarizes those available-for-sale securities that have been in a continuous unrealized loss position for longer than twelve months as of December 31, 2022. The available-for-sale securities that have been in a continuous unrealized loss position for longer than twelve months as of December 31, 2021 are immaterial.

	December 31, 2022
	Number of Securities	Fair Value	Gross Unrealized Losses
	(in thousands, except no. of securities)
U.S. treasury and agency securities	45	$298,746	$(4,264)
Corporate notes	189	200,745	(3,367)
Municipalities	57	$16,594	$(357)
Total	291	$516,085	$(7,988)

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

The amortized cost and fair value of the Company's fixed maturity securities as of December 31, 2022 by contractual maturity are shown below. Actual maturities of these securities could differ from their contractual maturities because issuers may have the right to call or prepay obligations, with or without penalties.

	December 31, 2022
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$1,405,937	$1,397,287
Due after one year through five years	223,877	222,919
Total	$1,629,814	$1,620,206

The following table presents disaggregated net investment income.

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Interest income	$31,306	$10,250	$8,014
Investment discount amortization, net of premium accretion	(2,438)	(8,067)	(2,571)
Net realized gains (losses)	(1,274)	212	1,239
Net Investment Income	$27,594	$2,395	$6,682

The accrued investment income balances presented below are included within “other current assets” in the consolidated balance sheets.

	December 31,
	2022	2021
	(in thousands)
Accrued investment income	$5,074	$3,782

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

The following tables summarize fair value measurements by level for assets and liabilities measured at fair value on a recurring basis:

	December 31, 2022
	(Level 1)	(Level 2)	(Level 3)	Total Fair Value Measurement
	(in thousands)
Assets
Cash equivalents	104,456	13,998	—	118,454
Investments
U.S. treasury and agency securities	—	1,155,282	—	1,155,282
Corporate notes	—	374,449	—	374,449
Certificate of deposit	—	38,082	—	38,082
Commercial paper	—	32,730	—	32,730
Municipalities	—	19,663	—	19,663
Restricted investments
U.S. treasury securities	—	5,581	—	5,581
Total Assets	$104,456	$1,639,785	$—	$1,744,241

	December 31, 2021
	(Level 1)	(Level 2)	(Level 3)	Total Fair Value Measurement
	(in thousands)
Assets
Cash equivalents	$45,265	$1,001	$—	$46,266
Investments
U.S. treasury and agency securities	$—	$894,062	$—	$894,062
Corporate notes	—	452,672	—	452,672
Municipalities	—	50,236	—	50,236
Certificate of deposit	—	21,370	—	21,370
Commercial paper	—	13,222	—	13,222
Restricted investments
U.S. treasury securities	—	6,523	—	6,523
Total Assets	$45,265	$1,439,086	$—	$1,484,351

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

The following table provides a rollforward of the Company’s beginning and ending benefits payable and claims adjustment expenses ("CAE") payable balances for the years ended December 31, 2022 and 2021:

	As of December 31, 2022
	Benefits Payable	Unallocated Claims Adjustment Expense	Total
	(in thousands)
Benefits payable, beginning of the period	$513,582	$9,101	$522,683
Less: Reinsurance recoverable	159,180	—	159,180
Benefits payable, beginning of the period, net	$354,402	$9,101	$363,503

Claims incurred and CAE
Current year	$3,279,460	$117,541	$3,397,001
Prior years	1,338	—	1,338
Total claims incurred and CAE, net	$3,280,798	$117,541	$3,398,339

Claims paid and CAE
Current year	$2,726,912	$106,871	$2,833,783
Prior years	248,505	7,059	255,564
Total claims and CAE paid, net	$2,975,417	$113,930	$3,089,347

Benefits and CAE payable, end of period, net	$659,783	$12,712	$672,495
Add: Reinsurance recoverable	277,944	—	277,944
Benefits and CAE payable, end of period	$937,727	$12,712	$950,439

	As of December 31, 2021
	Benefits Payable	Unallocated Claims Adjustment Expense	Total
	(in thousands)
Benefits payable, beginning of the period	$311,914	$5,509	$317,423
Less: Reinsurance recoverable	132,658	—	132,658
Benefits payable, beginning of the period, net	$179,256	$5,509	$184,765

Claims incurred and CAE
Current year	$1,640,247	$73,892	$1,714,139
Prior years	(16,252)	—	(16,252)
Total claims incurred and CAE, net	$1,623,995	$73,892	$1,697,887

Claims paid and CAE
Current year	$1,346,870	$64,791	$1,411,661
Prior years	101,978	5,509	107,487
Total claims and CAE paid, net	$1,448,848	$70,300	$1,519,148

Benefits and CAE payable, end of period, net	$354,402	$9,101	$363,503
Add: Reinsurance recoverable	159,180	—	159,180
Benefits and CAE payable, end of period	$513,582	$9,101	$522,683

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

The following table summarizes health care claims incurred, net of reinsurance:

Incurred Health Care Claims
Net of Reinsurance

	Year Ended December 31,			Cumulative
	(in thousands)			number of
	Unaudited	Unaudited		reported claims
	2020	2021	2022	(in thousands)
Date of Service
2020	$308,370	$295,506	$299,625	3,070
2021		1,640,247	1,648,358	5,553
2022			3,279,461	8,977
Total claims incurred			$5,227,444

The following table summarizes health care claims paid, net of reinsurance:

Cumulative Paid Health Care Claims
Net of Reinsurance

	Year Ended December 31,
	(in thousands)
	Unaudited	Unaudited
	2020	2021	2022
Date of Service
2020	$178,751	$258,949	$275,521
2021		1,346,870	1,576,846
2022			2,726,912
Total payment of incurred claims			4,579,279
All outstanding liabilities prior to 2020, net of reinsurance			11,618
Total benefits payable, net of reinsurance			$659,783

The following table reconciles total outstanding liabilities, net of reinsurance to benefits payable in the consolidated balance sheet:

	As of December 31,
	2022	2021
	(in thousands)
Short-duration health care costs payable, net of reinsurance	$659,783	$354,402
Reinsurance recoverables	277,944	159,180
Total benefits payable	$937,727	$513,582

10.STOCK-BASED COMPENSATION

2012 Incentive Award Plan
Prior to the IPO, the Company maintained the 2012 Stock Plan (the “2012 Plan”), which provided for the grant of incentive stock options ("ISOs"), non-qualified stock options ("NSOs"), common stock of the Company, stock payments and restricted stock units. The 2012 Plan was initially adopted on December 6, 2012 and most recently amended and restated in March 2021. The 2012 Plan was terminated upon the effectiveness of the 2021 Incentive Award Plan in March 2021, and no further awards will be made under the 2012 Plan.

2021 Incentive Award Plan
In March 2021, the Company’s board of directors adopted the 2021 Incentive Award Plan (the “2021 Plan”), which provides for the grant of NSOs, ISOs, stock appreciation rights (“SARs”), restricted stock, restricted stock units (including time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”)), dividend equivalents and other stock or cash awards to employees, consultants and non-employee directors. Under the 2021 Plan, there are 32.5 million shares authorized to be issued, with 1.6 million shares still available for future issuance as of December 31, 2022. The shares available for future issuance as of December 31, 2022 may be issued as either Class A common stock or Class B common stock.

2022 Inducement Incentive Award Plan
In April 2022, the Company’s board of directors adopted the 2022 Employment Inducement Incentive Award Plan (the “2022 Plan”), which provides for the grant of NSOs, SARs, restricted stock, RSUs, PSUs, dividend equivalents and other stock or cash awards to prospective employees. Under the 2022 Plan, there are 5 million shares authorized to be issued, with 3.8 million shares still available for future issuance as of December 31, 2022. The shares available for future issuance as of December 31, 2022 may be issued as Class A common stock.

Stock-Based Compensation Expense
Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. Forfeitures are accounted for as they occur. The following table summarizes the stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020, which is included within the line items specified below in the consolidated statements of operations:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Other insurance costs	$51,495	$42,295	$18,299
General and administrative expenses	60,834	44,001	17,570
Total stock-based compensation expense	$112,329	$86,296	$35,869

Stock Options
Stock options granted under the 2012 Plan and 2021 Plan include ISOs and NSOs, generally have a maximum contractual term of 10 years and typically vest over a four-year period.

The following table summarizes the stock option award activity under the 2012 Plan and 2021 Plan for the year ended December 31, 2022:

	Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options Outstanding - December 31, 2021	34,048,888	$10.27	6.95	$16,834
Options granted	—	—
Options exercised	(313,684)	$3.92		$999
Options canceled	(5,006,315)	$12.17
Options Outstanding - December 31, 2022	28,728,889	$10.01	5.81	$2,073
Options Exercisable at December 31, 2022	24,910,195	$9.31	5.50	$2,073

There were no stock options granted during the year ended December 31, 2022. The weighted average grant date fair value of options granted during the years ended December 31, 2021 and 2020 was $8.69 and $4.47, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $1.0 million, $111.0 million and $14.2 million, respectively.

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

The table below summarizes the assumptions used during the years ended December 31, 2021 and 2020. There were no stock options granted during the year ended December 31, 2022.

December 31,
	2021	2020
Term in years	5.01 - 6.07	5.00 - 6.11
Risk free rate of return	0.5% - 1.2%	0.2% - 0.8%
Expected volatility	39.2% - 44.5%	35.8% - 39.9%
Dividend yield	—%	—%

Compensation Expense – Stock Options
For the years ended December 31, 2022, 2021 and 2020, the Company recorded compensation expense of $21.5 million, $39.0 million and $35.4 million respectively. As of December 31, 2022, the amount of unrecognized compensation expense for stock options is $20.4 million, which is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units
RSUs represent the right to receive shares of the Company’s Class A or Class B common stock at a specified date in the future and typically have a vesting period of one to four years.

The following table summarizes RSU award activity for the year ended December 31, 2022:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding RSUs at December 31, 2021	8,983,941	$16.61
RSUs granted	18,268,480	$5.97
RSUs vested	(5,645,873)	$12.11
RSUs canceled	(4,010,678)	$10.64
Outstanding RSUs at December 31, 2022	17,595,870	$8.37

Determination of Fair Value of RSUs
The fair value of RSUs granted is determined on the grant date based on the fair value of the Company's common stock. The total fair value of RSUs vested during the years ended December 31, 2022 and 2021 was $68.4 million and $13.2 million, respectively. No RSUs vested in 2020.

Compensation Expense – RSUs
For the years ended December 31, 2022, 2021 and 2020, the Company recorded compensation expense of $65.5 million, $28.5 million and $0.5 million, respectively. As of December 31, 2022, the amount of unrecognized compensation expense for RSUs is $134.3 million, which is expected to be recognized over a weighted-average period of 2.3 years.

Performance-based Restricted Stock Units
Performance-based restricted stock units ("PSUs") represent the right to receive shares of the Company’s Class A or Class B common stock at a specified date in the future based on pre-determined performance and service conditions and typically have a vesting period of one to seven years. PSUs granted include awards with market conditions that are eligible to vest based on the achievement of predetermined stock price goals and awards with performance conditions that are eligible to vest based on predetermined Company performance targets.

The following table summarizes PSU award activity for the years ended December 31, 2022:

	PSUs
	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding PSUs at December 31, 2021	7,082,432	$14.37
PSUs granted	1,659,598	$6.00
PSUs canceled	(277,453)	13.74
Outstanding PSUs at December 31, 2022	8,464,577	$12.75

Determination of Fair Value of PSUs
The fair value of PSUs with performance conditions is determined on the grant date based on the fair value of the Company's common stock.

PSUs with market conditions, which are referred to as the “Founders Awards,” were granted to the Company’s co-founders (the "Co-Founders") during the year ended December 31, 2021. The fair value of the Founders Awards is estimated on the grant date using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market conditions stipulated in the award. The weighted-average grant date fair value of the Founders Awards was determined to be $14.22 using the following assumptions:

December 31, 2021
Grant date stock price	$39.00
Term in years	7.0
Expected volatility	45.00%
Risk-free rate	1.14%
Dividend yield	—%

Compensation Expense – PSUs
For the years ended December 31, 2022 and 2021, the Company recorded compensation expense of $25.3 million and $18.8 million, respectively. As of December 31, 2022, the amount of unrecognized compensation expense for PSUs is $62.9 million, which is expected to be recognized over a weighted-average period of 2.7 years.

Modifications
In 2020, the Company modified certain stock option awards to extend the post-termination exercise period for certain terminated employees, which resulted in stock-based compensation expense of $6.4 million for the year ended December 31, 2020. In 2020, the Company also modified a stock option award granted to an executive, which resulted in additional stock-based compensation expense of $4.7 million for the year ended December 31, 2020.

11.EARNINGS (LOSS) PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to Oscar Health, Inc.	$(606,275)	$(572,606)	$(406,825)
Deemed dividends	—	—	(7,418)
Total	$(606,275)	$(572,606)	$(414,243)

Denominator:
Weighted average shares of common stock outstanding, basic and diluted	212,474,615	178,967,056	29,263,424

Net loss per share attributable to Oscar Health, Inc., basic and diluted	$(2.85)	$(3.20)	$(14.16)

In periods when the Company is in a net loss position, dilutive securities are excluded from the computation of diluted earnings per share because their inclusion would have an anti-dilutive effect. Thus, basic net loss per share is the same as diluted net loss per share.

The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share attributable to Oscar Health, Inc. because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2022	2021	2020
Stock options to purchase common stock	28,728,889	34,048,888	41,115,486
Restricted stock units	17,595,870	8,983,941	1,555,666
Performance-based restricted stock units	8,464,577	7,082,432	—
Shares underlying convertible notes (Note 15)	36,652,491	—	—
Total	91,441,827	50,115,261	42,671,152

Convertible Preferred Shares and Warrants Outstanding
As of December 31, 2020, there were 400,904,302 convertible preferred shares (pre-split) outstanding and 1,225,216 warrants outstanding that were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect. All convertible preferred shares and warrants outstanding were exercised in March 2021 in connection with the IPO.

During the year ended December 31, 2020, the Company recognized a deemed dividend due to the triggering of a beneficial conversion feature upon the issuance of convertible preferred stock. For additional information on the Company's convertible preferred stock, refer to Note 16 - Stockholders' Equity.

12.    INCOME TAXES

The current income tax provision reflects the tax consequences of revenues and expenses currently taxable or deductible for the year reported. The deferred tax income tax provision or benefit reflects the differences between the financial and income tax reporting bases of the Company’s underlying assets and liabilities. The components of the provision for income taxes are as follows for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Current income tax:
Federal	$(358)	$947	$1,112
State	—	—	—
Total current income tax	$(358)	$947	$1,112
Deferred income (benefit) tax:
Federal	$(165)	$(101)	$(67)
State	—	—	—
Total deferred tax	$(165)	$(101)	$(67)
Total income tax	$(523)	$846	$1,045

A reconciliation of the tax provision at the U.S. federal statutory tax rate to the provision for income taxes and the effective tax rate follows for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Pre-tax book loss
Income tax benefit at statutory rate	21.00%	21.00%	21.00%
State taxes (net of federal income tax)	6.00%	0.90%	3.78%
Change in valuation allowance	(23.27)%	(21.62)%	(25.99)%
Stock-based compensation adjustment	(1.92)%	1.81%	(0.54)%
Revision to estimates	—%	—%	4.46%
Non-deductible compensation	(1.56)%	(2.25)%	(0.98)%
Other permanent items	(0.16)%	0.01%	(1.99)%
Total income tax	0.09%	(0.15)%	(0.26)%

Deferred income tax assets and liabilities are recognized for the differences between the financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws. The components of deferred income tax assets and liabilities are as follows for the periods indicated:

	December 31,
	2022	2021
	(in thousands)
Deferred Tax Assets:
NOL carryforwards	$529,293	$385,988
Premium deficiency reserves	798	6,142
Stock option	5,284	6,338
Claims reserves	16,021	10,581
Accrued bonus	4,991	4,217
Start-up costs	3,252	3,699
Unearned premium reserve	3,311	3,152
Business interest expense	1,242	—
Fixed assets	1,483	1,029
Investments	2,040	3,755
Other	1,972	1,162
Total deferred tax assets before valuation allowance	569,687	426,063
Valuation allowance	564,392	421,357
Total deferred tax assets, net of valuation allowance	$5,295	$4,706
Deferred Tax Liabilities:
Prepaid expenses	3,485	3,249
Other	1,038	862
Total deferred tax liabilities	4,523	4,111
Net deferred tax assets	$772	$595

The Company evaluates the need for a valuation allowance against its deferred tax assets considering all available positive and negative evidence. Based on its analysis, the Company concluded that it is more likely than not that all or some portion of the deferred tax asset will not be realized. The Company has a valuation allowance of $564.4 million at December 31, 2022 against its deferred tax assets, including federal and state net operating losses, as the Company does not have a history of positive earnings. Valuation allowances will be provided until it becomes more likely than not that the benefit of the federal and state deferred tax assets will be realized.

Federal net operating loss carryovers are $2.2 billion, $1.32 billion which expire beginning in 2032 through 2042 and $839 million have indefinite carryforward periods. State net operating losses from group filings are approximately $940 million and from separate entity filings are $386 million; state net operating losses expire beginning in 2035.

Pursuant to I.R.C Section 382, the Company underwent a change in ownership in 2016. Based on the annual limitation, use of pre-change net operating losses will not be limited prior to expiration.

The Company evaluates tax positions to determine whether the benefits are more likely than not to be sustained on audit based on technical merits. The Company did not have any uncertain tax positions for the years ended December 31, 2022, 2021, and 2020. The Company does not expect any significant changes to unrecognized tax benefits in the next twelve months. The Company’s policy is to classify interest accrued related to unrecognized tax benefits in interest expense while penalties are included in income tax expense. The Company had no interest or penalties related to uncertain tax positions.

The Company currently files income tax returns in the United States, various states, and localities. The majority of the Company’s operating subsidiaries are included in a consolidated federal income tax return. The Company began operations in 2012 and has never been placed under income tax audit. Federal tax returns are open for examination for tax years from 2019. State tax returns are open for examination for tax years from 2018.

13.    LEASES

The Company records right-of-use ("ROU") assets and lease liabilities for its real estate operating leases. Leases with an initial term of twelve months or less are not recorded on the balance sheet.

The following table presents the lease-related balances within the balance sheet:

		December 31,
	Balance Sheet Classification	2022	2021
		(in thousands)
Operating Leases
Right-of-use assets	Other assets	$68,001	$72,960
Lease liabilities, current	Accounts payable and accrued liabilities	$12,824	$14,831
Lease liabilities, noncurrent	Other liabilities	$72,175	$76,839

Operating lease expense was $14.8 million and $15.2 million for the years ended December 31, 2022 and 2021, respectively, which includes variable lease expense. Rent expense was $14.4 million for the year ended December 31, 2020. Cash paid for amounts included in the measurement of lease liabilities was $14.8 million and $17.0 million for the years ended December 31, 2022 and 2021, respectively.

Future minimum rental payments under non-cancellable operating leases are estimated as follows:

Year Ended December 31,	(in thousands)
2023	$12,824
2024	14,175
2025	14,360
2026	16,445
2027	17,099
Thereafter	55,287
Total lease payments	$130,190
Less: Imputed interest	45,191
Present value of lease liabilities	$84,999

Additional Information:	December 31, 2022
Weighted-average remaining lease term	8.2
Weighted-average discount rate	10.64%

14.    PROPERTY, EQUIPMENT AND CAPITALIZED SOFTWARE
The following table summarizes the balances of the Company’s property, equipment and capitalized software:

	December 31,
	2022	2021
	(in thousands)
Property, equipment, and capitalized software
Software and hardware	$87,252	$61,278
Leasehold improvements	25,301	25,754
Property and fixtures	4,719	1,680
Property, equipment, and capitalized software	117,272	88,712
Less: Accumulated depreciation and amortization	(57,384)	(42,101)
Property, equipment, and capitalized software, net	$59,888	$46,611

Depreciation and amortization expense for property, equipment and capitalized software for the years ended December 31, 2022, 2021 and 2020 was $15.3 million, $14.6 million, and $11.3 million, respectively.
15.    LONG-TERM DEBT

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
As of December 31, 2022, the net carrying amount of the 2031 Notes was $298.0 million, with unamortized debt discount and issuance costs of $7.0 million. The Company classified the fair value of the 2031 Notes as a level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2031 Notes and the Company's cost of debt. The estimated fair value of the 2031 Notes as of December 31, 2022 was $190.8 million.
The following table presents the interest expense indicating an effective interest rate of 7.61% over the term of the 2031 Notes:

December 31, 2022
(in thousands)
Coupon interest expense	$20,270
Amortization of debt discount and issuance costs	713
Total interest expense	$20,983
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
Under the terms of the Revolving Credit Facility, borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, either (a) a rate per annum equal to an adjusted London Inter-bank Offered Rate (“LIBOR”), plus an applicable margin of 4.50% (LIBOR is calculated based on one-, three- or six-month LIBOR, or such other period as agreed by all relevant Lenders, which is determined by reference to ICE Benchmark Administration Limited, but not less than 1.00%), or (b) a rate per annum equal to the Alternate Base Rate, as defined in the Revolving Credit Facility, plus the applicable margin of 3.50% (the Alternate Base Rate is equal to the highest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, and (iii) LIBOR based on a one-month interest period, plus 1.00%). The Revolving Credit Facility also includes a commitment fee of 0.50% for available but undrawn amounts and other administrative fees that are payable quarterly. It also includes LIBOR replacement provisions in the event LIBOR becomes unavailable during the term of this facility. The Revolving Credit Facility is available until February 2024, provided the Company is in compliance with all covenants. Financial covenant requirements include (i) receiving specified levels of direct policy premiums (as defined in the Revolving Credit Facility) for each fiscal quarter, (ii) maintaining a minimum liquidity (as defined in the Revolving Credit Facility) of $150 million (or $200 million if the liquidity decreased by a specified amount over the prior six month period) as of the last day of each quarter, and (iii) not exceeding a maximum combined ratio (as defined in the Revolving Credit Facility) of 108% for fiscal year 2022 and 102% for fiscal year 2023, in each case, as of the last day of each quarter.
As of December 31, 2022, there were no outstanding borrowings under the Revolving Credit Facility.
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

Warrants and Call Options
Prior to the IPO, the Company issued several rounds of warrants to purchase preferred stock. The warrants were accounted for as liabilities, with changes in fair value recognized in general and administrative expenses in the consolidated statement of operations at each reporting period. In connection with the IPO, all outstanding warrants and call options were exercised in full, resulting in the issuance of 1,115,973 shares of Class A common stock.

16. STOCKHOLDERS' EQUITY

Initial Public Offering
As described in Note 1 - Organization, in March 2021 the Company completed its IPO of 36,391,946 shares of Class A common stock at a par value of $0.00001 and a public offering price of $39.00 per share. The Company received aggregate net proceeds of $1.3 billion after deducting underwriting discounts and commissions of $71.0 million. The Company used a portion of the net proceeds of the IPO to repay in full outstanding borrowings, including fees and expenses, under the Term Loan Facility. Refer to Note 15 - Long-Term Debt.

Convertible Preferred Stock
Prior to the IPO, the Company issued several series of convertible preferred stock, collectively referred to as "Preferred Stock," that had been classified outside of stockholders' equity (deficit) on the consolidated balance sheet because the holders of such shares had liquidation rights that, in certain situations, were not solely within the control of the Company. In connection with the IPO, all outstanding convertible preferred stock was converted into shares of Series A and Series B common stock, as outlined below.

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

Dividends
Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any.

17.    STATUTORY REGULATIONS

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

As of December 31, 2022 and 2021, the Company's insurance subsidiaries had an aggregate statutory capital and surplus of $701.5 million and $474.8 million, respectively. Individually, the Company's insurance subsidiaries have exceeded the minimum required statutory capital and surplus and RBC minimum requirements.

18.     RELATED PARTY TRANSACTIONS
In February 2022, the Company issued the 2031 Notes to funds affiliated with or advised by Dragoneer Investment Group, LLC, Thrive Capital, LionTree Investment Management, LLC and Tenere Capital LLC (collectively, the “Purchasers”). See Note 15 - Long-Term Debt for additional information. In addition, pursuant to the Investment Agreement entered into with the Purchasers, the Company agreed to amend the Twelfth Amended and Restated Investors' Rights Agreement dated as of March 5, 2021 (the “Investors’ Rights Agreement”), by and among the Company and the investors party thereto, to provide that the Notes and shares of Class A common stock issued or issuable upon conversion of any 2031 Notes held by entities affiliated with Thrive Capital will be subject to the registration rights contained in the Investors' Rights Agreement.
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
19. COMMITMENTS AND CONTINGENCIES
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

In addition, on May 12, 2022, a securities class action lawsuit against the Company, certain of its directors and officers, and the underwriters that participated in the Company’s initial public offering was commenced in the United States District Court for the Southern District of New York, captioned Carpenter v. Oscar Health, Inc., et al., Case No. 1:22-CV-03885(S.D.N.Y.) (the “Securities Action”). On May 19, 2022, a substantially similar complaint was also commenced in the United States District Court for the Southern District of New York, captioned Chehebar v. Oscar Health, Inc., Case No. 1:22-CV-04103 (S.D.N.Y.), which was voluntarily dismissed without prejudice on June 7, 2022. The initial complaint in the Securities Action asserted violations of Sections 11 and 15 of the Securities Act based on the Company’s purported failure to disclose in its IPO registration statement growing COVID-19 testing and treatment costs, the impact of significant Special Enrollment Period membership, and risk adjustment data validation results for 2019 and 2020. By Court orders dated September 27, 2022 and December 13, 2022, the Court appointed a lead plaintiff and lead counsel on behalf of the putative class. An amended complaint filed on December 6, 2022 asserts the same violations of Sections 11 and 15 of the Securities Act, but this time based on the Company’s alleged failure to disclose in its IPO registration statement purportedly inadequate controls and systems in connection with the risk adjustment data validation audit for 2019, alleging that this purported omission caused losses and damages for members of the putative class. The amended complaint seeks unspecified compensatory damages as well as interest, fees and costs. The Company believes it has meritorious defenses to these claims. At this time, the Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

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

Oscar Health, Inc.
Schedule I - Condensed Balance Sheets (Parent-Only)
(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets:
Current Assets:
Cash and cash equivalents	$14,728	$57,608
Restricted deposits and investments	310,043	627,494
Investments in and advances to subsidiaries	857,649	689,573
Other assets	17,432	15,145
Total Assets	$1,199,852	$1,389,820

Liabilities and Stockholders' Equity
Long-term debt	$297,999	$—
Other liabilities	11,469	2,591
Total liabilities	309,468	2,591
Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.00001 par value; 82,500,000 shares authorized, none issued or outstanding as of December 31, 2022 and 2021	—	—
Class A common stock, $0.00001 par value; 825,000,000 shares authorized, 181,176,239 and 175,212,223 shares issued and outstanding as of December 31, 2022 and 2021, respectively	2	2
Class B common stock, $0.00001 par value; 82,500,000 shares authorized, 35,115,807 shares issued and outstanding as of December 31, 2022 and 2021	—	—
Treasury stock (314,600 shares as of December 31, 2022and 2021)	(2,923)	(2,923)
Additional paid-in capital	3,509,007	3,393,533
Accumulated deficit	(2,605,987)	(1,999,712)
Accumulated other comprehensive loss	(9,715)	(3,671)
Total Oscar Health, Inc. stockholders’ equity	890,384	1,387,229
Total Liabilities and Stockholders' Equity	$1,199,852	$1,389,820

Oscar Health, Inc.
Schedule 1 - Condensed Statements of Operations (Parent-Only)
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue
Investment income and other revenue	$8,274	$3,225	$2,903
Total revenue	8,274	3,225	2,903
Operating Expenses
General and administrative expenses	60,130	61,004	23,020
Interest expense	22,583	4,720	3,514
Other expenses (income)	(2,415)	1,201	—
Loss on extinguishment of debt	—	20,178	—
Loss before income tax (benefit) expense and equity in net loss of subsidiaries	(72,024)	(83,878)	(23,631)
Income tax (benefit) provision	2,703	(715)	—
Loss before equity in net loss of subsidiaries	(74,727)	(83,163)	(23,631)
Equity in net loss of subsidiaries	(531,548)	(489,443)	(383,194)
Net loss attributable to Oscar Health, Inc.	$(606,275)	$(572,606)	$(406,825)

Oscar Health, Inc.
Schedule I - Consolidated Statements of Comprehensive Income (Parent-Only)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss attributable to Oscar Health, Inc.	$(606,275)	$(572,606)	$(406,825)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(6,044)	(4,550)	906
Comprehensive loss attributable to Oscar Health, Inc.	(612,319)	(577,156)	(405,919)

Oscar Health, Inc.
Schedule I - Condensed Statements of Cash Flows (Parent-Only)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net cash (used in) provided by operating activities	$(3,957)	$(2,860)	$6,487
Cash flows from investing activities:
Investments in subsidiaries	(652,008)	(802,190)	(511,125)
Purchase of fixed maturity securities	(138,919)	(986,553)	(182,027)
Sale of investments	295,316	275,279	240,411
Maturity of investments	155,578	111,681	19,583
Net cash used in investing activities	(340,033)	(1,401,783)	(433,158)
Cash flows from financing activities:
Proceeds from long-term debt	305,000	—	147,000
Proceeds from joint venture contribution	1,846	—	—
Proceeds from exercise of stock options	1,299	49,584	19,295
Debt extinguishment costs	—	(12,994)	—
Debt prepayment	—	(153,173)	—
Payment of debt issuance costs	(7,035)	—	(4,840)
Convertible preferred stock and call option issuances	—	—	375,671
Offering costs from IPO	—	(9,447)	—
Proceeds from exercise of warrants and call options	—	9,191	74,581
Proceeds from IPO, net of underwriting discounts	—	1,348,321	—
Net cash provided by financing activities	301,110	1,231,482	611,707
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(42,880)	(173,161)	185,036
Cash, cash equivalents, restricted cash and cash equivalents—beginning of period	57,608	230,769	45,733
Cash, cash equivalents, restricted cash and cash equivalents—end of period	$14,728	$57,608	$230,769

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level.

Notwithstanding our management’s conclusion that our disclosure controls and procedures were not effective as of December 31, 2022 due to the material weakness, we believe that our consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position and results of operations and cash flows as of each of the dates, and for each of the periods, presented therein in accordance with U.S. GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are made only in accordance with authorizations of management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022 using criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that due to the material weakness described below, our internal control over financial reporting was not effective as of December 31, 2022.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Refer to “Item 8. Financial Statements and Supplementary Data - Report of Independent Registered Public Accounting Firm” for their audit report.

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

Remediation Plan for the Material Weakness
In order to address the material weakness in internal control over IT general controls, management has implemented enhanced policies, procedures and related internal controls to ensure business processes achieve the intended control objectives and provide for greater clarity, scalability and sustainability.

In addition, management’s actions to remediate the material weakness include automating components of our change management and logical access processes, enhancing privileged access logging and monitoring reviews, and strengthening testing and approval controls for program development and change management to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately.

The implementation of these remediation efforts require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. The actions that we are taking are subject to ongoing senior management review, as well as Audit Committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weakness expeditiously.

Changes in Internal Control over Financial Reporting
We continue to update our design of internal controls to remediate the aforementioned material weakness and enhance our internal control environment. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

[None.]

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The financial statements required by this item are listed in Part II, Item 8 – “Financial Statements and Supplementary Data” attached hereto and are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules.

Schedule I. Condensed Financial Information of Parent Company
    As of December 31, 2022 and 2021, and for the years ended December 2022, 2021 and 2020

Other than Schedule I included in Part II, Item 8 – “Financial Statements and Supplementary Data,” all financial statement schedules have been omitted because they are not required, are not applicable or the required information is included in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-40154	3.1	03/08/21
3.2	Amended and Restated Bylaws.	8-K	001-40154	3.2	03/08/21
4.1	Specimen Common Stock Certificate of Oscar Health, Inc.	S-1/A	333-252809	4.1	02/22/21

4.2	Indenture, dated as of February 3, 2022, between Oscar Health, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-40154	4.1	02/04/22
4.3	Form of certificate representing the 7.25% Convertible Senior Notes due 2031 (included as Exhibit A to Exhibit 4.2).	8-K	001-40154	4.2	02/04/22
4.4	Thirteenth Amended and Restated Investors' Rights Agreement, dated as of May 3, 2022, by and among Oscar Health, Inc. and the investors party thereto	10-Q	001-40154	4.2	08/12/22
4.5	Description of Capital Stock.					*
10.1†	Oscar Health, Inc. Amended and Restated 2012 Stock Plan.	10-Q	001-40154	10.1	05/14/21
10.2†	Oscar Health, Inc. 2021 Incentive Award Plan.	10-Q	001-40154	10.2	05/14/21
10.3†	Form of Stock Option Award Agreement under 2021 Incentive Award Plan.	10-Q	001-40154	10.3	05/14/21
10.4†	Form of Restricted Stock Unit Award Agreement under 2021 Incentive Award Plan.	S-1/A	333-252809	10.13	02/22/21
10.5†	Form of Founders’ Performance Restricted Stock Unit Award Agreement Under 2021 Incentive Award Plan.	S-1/A	333-252809	10.14	02/22/21
10.6†	Oscar Health, Inc. 2021 Employee Stock Purchase Plan.	10-Q	001-40154	10.6	05/14/21
10.7†	Oscar Health, Inc. 2022 Employee Inducement Incentive Award Plan	S-8	333-264205	99.1	04/08/22
10.8†	Form of Restricted Stock Unit Award Agreement under 2022 Incentive Award Plan.					*
10.9†+	Employment Offer Letter, by and between Mulberry Health Inc. and Mario Schlosser, dated November 29, 2012.	S-1	333-252809	10.15	02/05/21
10.10†+	Employment Agreement, by and between Oscar Health, Inc. (formerly Mulberry Management Corporation) and R. Scott Blackley, dated December 5, 2020.	S-1	333-252809	10.20	02/05/21
10.11†	Amendment to Employment Agreement, by and between Oscar Health, Inc., Oscar Management Corporation and R. Scott Blackley, dated July 13, 2021.	10-Q	001-40154	10.1	08/13/21
10.12†	Amendment to Employment Agreement, by and between Oscar Health, Inc., Oscar Management Corporation and R. Scott Blackley, dated November 8, 2022	10-Q	001-40154	10.2	11/09/22
10.13†	Employment Agreement, by and between Oscar Health, Inc., Oscar Management Corporation (formerly Mulberry Management Corporation) and Alessandrea Quane, in effect as of March 1, 2021.	10-K	001-40154	10.11	02/25/22
10.14†+	Letter Agreement, by and between Oscar Insurance Corporation, Oscar Health, Inc. (formerly Mulberry Health Inc.), and Siddhartha Sankaran, dated August 6, 2020.	10-K	001-40154	10.12	02/25/22
10.15†	Amendment to Stock Option and Letter Agreement, by and between Oscar Health, Inc. and Siddhartha Sankaran, dated March 5, 2021.	10-K	001-40154	10.13	02/25/22
10.16†	Letter Agreement, by and between Oscar Management Corporation and Siddhartha Sankaran, dated November 8, 2022	10-Q	001-40154	10.1	11/09/22
10.17†	Employment Agreement, by and among Oscar Health, Inc., Oscar Management Corporation and Ranmali Bopitiya, effective January 31, 2022					*

10.18†	Consulting Agreement, by and between Oscar Health, Inc., Oscar Management Corporation and Dennis Weaver, dated December 19, 2022					*
10.19	Non-Employee Director Compensation Program.	S-1/A	333-252809	10.28	02/22/21
10.20†	Form of Indemnification Agreement.	S-1	333-252809	10.28	02/05/21
10.21	Deferred Compensation Plan for Directors.	10-K	001-40154	10.16	02/25/22
10.22X	Investment Agreement, dated as of January 27, 2022, by and among Oscar Health, Inc. and Oasis FD Holdings, LP., Thrive Capital Partners VII Growth, L.P., Claremount VII Associates, L.P., LionTree Investment Fund, L.P. and Tenere Capital Master Fund, LP.	8-K	001-40154	10.1	01/28/22
10.23X	Credit Agreement, dated as of February 21, 2021, as amended by the First Amendment to Credit Agreement, dated as of January 27, 2022, by and among Oscar Health, Inc., as borrower, the several lenders from time to time parties thereto, and Wells Fargo Bank, National Association, as administrative agent, among others.	8-K	001-40154	10.2	01/28/22
21.1	List of Subsidiaries of Oscar Health, Inc.					*
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.					*
32.1	Section 1350 Certification of Chief Executive Officer.					**
32.2	Section 1350 Certification of Chief Financial Officer.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).					*

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

OSCAR HEALTH, INC.

Date: February 23, 2023	By:	/s/ Mario Schlosser
Mario Schlosser
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

.

Name	Title	Date

/s/ Mario Schlosser	Chief Executive Officer and Director	February 23, 2023
Mario Schlosser	(principal executive officer)

/s/ Siddhartha Sankaran	Chief Financial Officer and Director	February 23, 2023
Siddhartha Sankaran	(principal financial officer)

/s/ Victoria Baltrus	Chief Accounting Officer	February 23, 2023
Victoria Baltrus	(principal accounting officer)

/s/ Jeffery H. Boyd	Chairman of the Board and Director	February 23, 2023
Jeffery H. Boyd

/s/ Joshua Kushner	Vice Chairman of the Board and Director	February 23, 2023
Joshua Kushner

/s/ David Plouffe	Director	February 23, 2023
David Plouffe

/s/ Elbert O. Robinson, Jr.	Director	February 23, 2023
Elbert O. Robinson, Jr.

/s/ Laura Lang	Director	February 23, 2023
Laura Lang

/s/ Vanessa A. Wittman	Director	February 23, 2023
Vanessa A. Wittman

/s/ William Gassen, III	Director	February 23, 2023
William Gassen, III