Form 10-Q
period 2023-03-31
Oscar Health, Inc.
filed 2023-05-10
CIK 1568651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of April 28, 2023
Class A Common Stock, par value $0.00001 per share	183,233,615
Class B Common Stock, par value $0.00001 per share	35,115,807

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
•adverse publicity or other adverse consequences related to our dual class structure or “controlled company” status; and
•the other factors described under the sections “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

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
•“Annual Election Period” refers to the yearly period when beneficiaries can enroll or disenroll in an Original Medicare or Medicare Advantage (MA) health plan. The Annual Election Period starts on October 15 and ends on December 7 of each year.
•“APTC” refers to advanced premium tax credits.
•“Assumed Policy Premiums” are premiums received primarily as part of our reinsurance arrangements under the Cigna+Oscar small group plan offering.
•“CMS” refers to Centers for Medicare & Medicaid Services.
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
•“health insurance subsidiary” refers to any subsidiary of Oscar Health, Inc. that has applied for or received a license, certification or authorization to sell health plans by any state Department of Insurance, Department of Financial Services, Department of Health, or comparable regulatory authority. As of March 31, 2023, Oscar Health, Inc. had 14 health insurance subsidiaries.
•“health plans” refers to the health insurance plans that Oscar sells in the Individual and Small Group markets and the Medicare Advantage plans that Oscar sells in the Medicare Advantage market. The term includes co-branded health plans sold directly by our health insurance subsidiaries and, in the case of the Cigna + Oscar plan sold directly by our partner and partially reinsured by an Oscar health insurance subsidiary.
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
•“Open Enrollment Period” refers to the yearly period when individuals and families can enroll in a health plan or make changes to an existing health plan. The 2023 Open Enrollment Period for the ACA Individual market in the majority of states began on November 1, 2022 and lasted through at least January 15, 2023. The Medicare Advantage Open Enrollment Period, which permits switching between Medicare Advantage plans, started on January 1, 2023 and ended on March 31, 2023.
•“Parent” means Oscar Health, Inc. on a stand-alone basis.
•“PMPM” refers to per member per month.
•“Special Enrollment Period” refers to a period outside the Open Enrollment Period or Annual Election Period when an eligible person can enroll in a health plan or make changes to an existing health plan. A person is generally eligible to participate in a Special Enrollment Period if certain qualifying life events occur, such as losing certain health coverage, moving, getting married, having a baby, or adopting a child, or resulting from regulatory requirements. For example in 2023 this includes an extension of the Open Enrollment Period in New York for the duration of the ongoing COVID-19 public health emergency (“PHE”), and a Special Enrollment Period in California also tied to the duration of the PHE. CMS has also announced a sixteen month Special Enrollment Period for individuals that lose Medicaid or Children's Health Insurance Program coverage as a result of the Medicaid redetermination process, which began April 1, 2023 and will end July 31, 2024.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Oscar Health, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$2,109,571	$1,558,595
Short-term investments	1,324,544	1,397,287
Premiums and accounts receivable	186,035	216,475
Risk adjustment transfer receivable	48,122	49,861
Reinsurance recoverable	452,235	892,887
Other current assets	10,712	6,450
Total current assets	4,131,219	4,121,555
Property, equipment, and capitalized software, net	64,083	59,888
Long-term investments	165,239	222,919
Restricted deposits	27,287	27,483
Other assets	95,202	94,756
Total Assets	$4,483,030	$4,526,601

Liabilities and Stockholders' Equity
Current Liabilities:
Benefits payable	$954,076	$937,727
Risk adjustment transfer payable	1,810,155	1,517,493
Premium deficiency reserve	4,199	4,214
Unearned premiums	73,349	78,998
Accounts payable and other liabilities	299,461	297,841
Reinsurance payable	40,458	427,649
Total current liabilities	3,181,698	3,263,922
Long-term debt	298,194	297,999
Other liabilities	71,376	72,280
Total liabilities	3,551,268	3,634,201
Commitments and contingencies (Note 12)
Stockholders' Equity
Preferred stock, $0.00001 par value; 82,500,000 shares authorized, none issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.00001 par value; 825,000,000 shares authorized, 183,233,615 shares issued and outstanding as of March 31, 2023 and 181,176,239 shares issued and outstanding as of December 31, 2022, respectively	2	2
Class B common stock, $0.00001 par value; 82,500,000 shares authorized, 35,115,807 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Treasury stock (314,600 shares as of March 31, 2023 and December 31, 2022)	(2,923)	(2,923)
Additional paid-in capital	3,582,761	3,509,007
Accumulated deficit	(2,645,759)	(2,605,987)
Accumulated other comprehensive income (loss)	(4,479)	(9,715)
Total Oscar Health, Inc. stockholders' equity	929,602	890,384
Noncontrolling interests	2,160	2,016
Total stockholders' equity	931,762	892,400
Total Liabilities and Stockholders' Equity	$4,483,030	$4,526,601
See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue
Premiums before ceded reinsurance	$1,426,262	$1,315,064
Reinsurance premiums ceded	2,364	(359,663)
Premiums earned	1,428,626	955,401
Administrative services revenue	3,885	18,493
Investment income (loss) and other revenue	37,174	(1,129)
Total revenue	1,469,685	972,765

Operating Expenses
Claims incurred, net	1,091,592	734,566
Other insurance costs	227,431	165,402
General and administrative expenses	102,150	74,664
Federal and state assessments	73,891	69,867
Premium deficiency reserve release	(14)	(3,205)
Total operating expenses	1,495,050	1,041,294
Loss from operations	(25,365)	(68,529)
Interest expense	6,136	4,221
Other expenses	6,106	3,053
Loss before income taxes	(37,607)	(75,803)
Income tax expense	2,021	1,517
Net loss	(39,628)	(77,320)
Less: Net income (loss) attributable to noncontrolling interests	144	(2,168)
Net loss attributable to Oscar Health, Inc.	$(39,772)	$(75,152)

Earnings (Loss) per Share
Net loss per share attributable to Oscar Health, Inc., basic and diluted	$(0.18)	$(0.36)
Weighted average common shares outstanding, basic and diluted	216,912,866	210,547,696

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(39,628)	$(77,320)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	5,236	(8,535)
Comprehensive loss	(34,392)	(85,855)

Comprehensive income (loss) attributable to noncontrolling interests	144	(2,168)
Comprehensive loss attributable to Oscar Health, Inc.	$(34,536)	$(83,687)

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)
(unaudited)

	Class A		Class B
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders' Equity
December 31, 2022	181,176,239	$2	35,115,807	$—	$(2,923)	$3,509,007	$(2,605,987)	$(9,715)	$2,016	$892,400
Issuance of common stock from equity incentive plans	2,057,376	—	—	—	—	35	—	—	—	35
Stock-based compensation expense	—	—	—	—	—	73,248	—	—	—	73,248
Joint venture contributions	—	—	—	—	—	471	—	—	—	471
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	—	5,236	—	5,236
Net loss	—	—	—	—	—	—	(39,772)	—	144	(39,628)
March 31, 2023	183,233,615	$2	35,115,807	$—	$(2,923)	$3,582,761	$(2,645,759)	$(4,479)	$2,160	$931,762

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Stockholders' Equity (continued)
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

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(39,628)	$(77,320)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred taxes	(183)	—
Net realized loss (gain) on sale of financial instruments	43	582
Depreciation and amortization expense	4,939	3,799
Amortization of debt issuance costs	194	129
Stock-based compensation expense	71,494	27,690
Investment amortization, net of accretion	(7,322)	1,922
Changes in assets and liabilities:
(Increase) / decrease in:
Premiums and accounts receivable	30,440	(18,884)
Risk adjustment transfer receivable	1,740	(9,956)
Reinsurance recoverable	440,652	(153,698)
Other assets	(4,526)	455
Increase / (decrease) in:
Benefits payable	16,349	247,747
Unearned premiums	(5,648)	(344)
Premium deficiency reserve	(14)	(3,205)
Accounts payable and other liabilities	714	(14,733)
Reinsurance payable	(387,191)	187,004
Risk adjustment transfer payable	292,662	371,661
Net cash provided by operating activities	414,715	562,849
Cash flows from investing activities:
Purchase of investments	(202,650)	(166,769)
Sale of investments	15,052	169,374
Maturity of investments	330,486	105,842
Purchase of property, equipment and capitalized software	(7,379)	(6,247)
Change in restricted deposits	—	611
Net cash provided by investing activities	135,509	102,811
Cash flows from financing activities:
Proceeds from long-term debt	—	305,000
Payments of debt issuance costs	—	(7,035)
Proceeds from joint venture contribution	471	250
Proceeds from exercise of stock options	35	560
Net cash provided by financing activities	506	298,775
Increase in cash, cash equivalents and restricted cash equivalents	550,730	964,435
Cash, cash equivalents, restricted cash and cash equivalents—beginning of period	1,580,497	1,125,557
Cash, cash equivalents, restricted cash and cash equivalents—end of period	2,131,227	2,089,992
Cash and cash equivalents	2,109,571	2,068,632
Restricted cash and cash equivalents included in restricted deposits	21,656	21,360
Total cash, cash equivalents and restricted cash and cash equivalents	$2,131,227	$2,089,992

Oscar Health, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited) (continued)

Supplemental Disclosures:
Interest payments	$11,319	$261

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Notes to Consolidated Financial Statements (unaudited)
(in thousands, except share and per share amounts, or as otherwise stated herein)

1.ORGANIZATION

Oscar Health, Inc. ("Oscar" or the "Company") is the first health insurance company built around a full stack technology platform and a relentless focus on serving its members. Headquartered in New York City, Oscar offers two complementary products: (1) innovative and consumer-oriented health plans are sold to Individual, Small Group and Medicare Advantage members and (2) via +Oscar, the Company leverages its technology platform to enable arrangements with other payors and providers in which health plans and products are powered by our platform.

The Company operates as one segment to sell insurance to its members directly and through the federal and state-run health care exchanges formed in conjunction with the Patient Protection and Affordable Care Act via its health insurance subsidiaries and to sell services via its +Oscar offering. Individual plans are offered to individuals and families through Health Insurance Marketplaces. Small Group plans are offered to employees of companies with 50 - 100 full-time workers. The Cigna + Oscar partnership unites Oscar’s highly-differentiated member experience with Cigna’s broad provider networks to exclusively serve the Small Group employer market. The Company also offers one Medicare Advantage plan to adults who are age 65 and older and eligible for traditional Medicare but who instead select coverage through a private market plan.

The Company’s Class A common stock is traded on the New York Stock Exchange under the symbol “OSCR.”

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

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying interim condensed consolidated financial statements include healthcare costs incurred but not yet reported (“IBNR”) and risk adjustment. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ materially from these estimates.

2. REVENUE RECOGNITION

Premiums earned
Premium revenue includes direct policy premiums collected directly from members and from the Centers for Medicare & Medicaid Services ("CMS") as part of the Advanced Premium Tax Credit Program ("APTC") and Medicare Advantage programs, along with assumed premiums from the Company's reinsurance agreements. Premium revenue is adjusted for the estimated impact of the risk adjustment program required by CMS. Total premiums earned includes the effect of reinsurance premiums ceded as part of the Company's reinsurance agreements accounted for under reinsurance accounting. Refer to Note 3 - Reinsurance for more information.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Direct policy premiums	$1,663,474	$1,656,421
Assumed premiums	55,935	24,790
Direct and assumed policy premiums	1,719,409	1,681,211
Risk adjustment	(293,147)	(366,147)
Premiums before ceded reinsurance	1,426,262	1,315,064
Reinsurance premiums ceded	2,364	(359,663)
Total premiums earned	$1,428,626	$955,401

The following table summarizes the amounts of direct policy premiums received directly from CMS as part of APTC and Medicare Advantage for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
APTC	$1,423,142	$1,394,503
Medicare Advantage	3,487	13,052
Total paid by CMS	$1,426,629	$1,407,555

Administrative services revenue
Administrative services revenue includes revenue earned for services provided under the Company's +Oscar offering. The Company leverages its technology platform to enable arrangements with other payors and providers in which health plans and products are powered by our platform. Revenue from contracts with customers is reported within administrative services revenue in the consolidated statements of operations.
Revenue is recognized in the period the contractual performance obligations are satisfied and measured in an amount that reflects the consideration the Company expects to be entitled to in exchange for performing the services. The timing of the Company's revenue recognition may differ from the timing of payment by customers. A receivable is recorded when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, deferred revenue is recognized when payment is received before the performance obligations are satisfied. As of March 31, 2023 and December 31, 2022, receivables from contracts with customers were $16.6 million and $33.7 million, respectively, and are reported within premiums and accounts receivable on the consolidated balance sheets.
On January 19, 2023, the Company entered into a termination and settlement agreement with Health First Shared Services, Inc. (“Health First”) under which the Company agreed (i) to terminate the administrative services agreement with Health First (the “HF Agreement”) and transition services from +Oscar to Health First effective December 31, 2022, (ii) to provide run-off services through the end of 2023 and (iii) to forgo an immaterial amount of services revenue in exchange for a settlement and release on mutually agreeable terms.

3. REINSURANCE

The Company enters into ceded reinsurance contracts under two different types of arrangements: quota share reinsurance contracts and excess of loss ("XOL") reinsurance contracts. In quota share reinsurance, the reinsurer assumes an agreed percentage of the underlying policies being reinsured and shares all premiums and incurred claims accordingly. In XOL reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount.

All premiums and claims ceded under the Company's quota share arrangements are shared proportionally with the reinsurers. As part of the agreements, the Company also receives ceding commissions, which are calculated based on a percentage of ceded premiums, and experience refunds (resulting from actual claims experience being lower than a specified threshold).

The Company also operates under an assumed reinsurance contract, under which the Company shares proportionally in all premiums and claims underwritten for the Cigna+Oscar small group offering.

Reinsurance Contracts Accounted for under Reinsurance Accounting and Deposit Accounting
The Company currently has quota share reinsurance arrangements with more than one counterparty with multiple state-level treaties. Under ASC 944: Financial Services - Insurance, these arrangements are evaluated to ensure that significant risk is transferred by the ceding entity to the reinsurer. When significant risk is transferred, reinsurance accounting is required. Reinsurance contracts that do not meet the risk transfer requirements are accounted for under the deposit accounting method.
For the quarter ended March 31, 2023, the Company's existing quota share reinsurance arrangements are accounted for under the deposit accounting method, and XOL and terminated quota share reinsurance agreements currently in runoff are accounted for under reinsurance accounting. For the year ended December 31, 2022, the Company's quota share reinsurance arrangements were accounted for under both reinsurance accounting and deposit accounting.

The table below summarizes the Company's accounting for its quota share reinsurance premiums:

	Three Months Ended March 31,
Summary of Quota Share Reinsurance Program	2023	2022
Percentage of premiums ceded under reinsurance programs (deposit accounting)	48%	19%
Percentage of premiums covered under reinsurance programs (reinsurance accounting)	NM	29%
*NM - not meaningful

Reinsurance Contracts Accounted for under Deposit Accounting
Under deposit accounting, a deposit asset or deposit liability is recorded based on the consideration paid or received, irrespective of the experience of the contract. As a result, premiums earned and claims incurred that would have otherwise been ceded under reinsurance accounting are recorded on a net basis on the consolidated balance sheet as a deposit liability within the accounts payable and other liabilities line item. As of March 31, 2023 and December 31, 2022, a deposit liability balance of $7.8 million and $1.8 million, respectively, was recorded for the Company's quota share arrangements accounted for under the deposit accounting method and includes fees retained by the reinsurer, which are recognized within other insurance costs on the statement of operations.

Reinsurance Contracts Accounted for under Reinsurance Accounting
Under reinsurance accounting, premiums paid to the reinsurer are recorded as reinsurance premiums ceded (a reduction to premium revenue) and a corresponding reinsurance payable. Expected reimbursements from the reinsurer for claims incurred are recorded as a reduction to claims incurred and a corresponding reinsurance recoverable asset.

The tables below present information for the Company's reinsurance arrangements accounted for under reinsurance accounting.

The composition of total reinsurance premiums ceded and reinsurance premiums assumed, which are included as components of total premiums earned in the consolidated statement of operations, is as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Reinsurance premiums ceded, gross	$10,078	$(367,111)
Experience refunds	(7,714)	7,448
Reinsurance premiums ceded	2,364	(359,663)
Reinsurance premiums assumed	55,935	24,790
Total reinsurance premiums (ceded) and assumed	$58,299	$(334,873)

The Company records claims expense net of reinsurance recoveries. The following table reconciles the total claims expense to the net claims expense as presented in the consolidated statement of operations:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Direct claims incurred	$1,048,058	$1,010,035
Ceded reinsurance claims	(3,624)	(299,711)
Assumed reinsurance claims	47,158	24,242
Total claims incurred, net	$1,091,592	$734,566

The Company records general and administrative expenses net of reinsurance ceding commissions. The following table reconciles total other insurance costs to the amount presented in the consolidated statement of operations:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Other insurance costs, gross	$225,896	$203,713
Reinsurance ceding commissions	1,535	(38,311)
Other insurance costs, net	$227,431	$165,402

The Company classifies reinsurance recoverable within current assets on its consolidated balance sheets. The composition of the reinsurance recoverable balance is as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Ceded reinsurance claim recoverables	$445,592	$776,266
Reinsurance ceding commissions	2,084	42,805
Experience refunds on reinsurance agreements	4,559	73,816
Reinsurance recoverable	$452,235	$892,887

Credit Ratings
The financial condition of the Company's reinsurers is regularly evaluated to minimize exposure to significant losses. A key credit quality indicator for reinsurance is the financial strength ratings issued by the credit rating agencies, which provide an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The Company's reinsurers have most recently been issued financial strength ratings of A and A+ (Fitch and A.M. Best).

The creditworthiness of each reinsurer is evaluated in order to assess counterparty credit risk and estimate an allowance for expected credit losses on the Company's reinsurance recoverable balances.

4. BUSINESS ARRANGEMENTS
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
The following table presents the collective assets and liabilities of the Company's variable interest entities:

	March 31, 2023	December 31, 2022
	(in thousands)
Assets	$135,100	$129,629
Liabilities	$75,897	$78,126

5. RESTRICTED CASH AND RESTRICTED DEPOSITS

The Company maintains cash, cash equivalents and investments on deposit or pledged primarily to various state agencies in connection with its insurance licensure. The restricted cash and cash equivalents and restricted investments presented below are included in “restricted deposits” in the accompanying consolidated balance sheets.

	March 31, 2023	December 31, 2022
	(in thousands)
Restricted cash and cash equivalents	$21,656	$21,902
Restricted investments	5,631	5,581
Restricted Deposits	$27,287	$27,483

6.    INVESTMENTS

The following tables provide summaries of the Company's investments by major security type as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. treasury and agency securities	$1,051,796	$403	$(2,301)	$1,049,898
Corporate notes	339,893	226	(2,506)	337,613
Certificate of deposit	53,194	—	—	53,194
Commercial paper	32,101	—	—	32,101
Municipalities	17,220	—	(243)	16,977
Total	$1,494,204	$629	$(5,050)	$1,489,783

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. treasury and agency securities	$1,160,430	$89	$(5,237)	$1,155,282
Corporate notes	378,481	66	(4,098)	374,449
Certificate of deposit	38,082	—	—	38,082
Commercial paper	32,730	—	—	32,730
Municipalities	20,091	—	(428)	19,663
Total	$1,629,814	$155	$(9,763)	$1,620,206

The following table summarizes those available-for-sale investments that have been in a continuous loss position for less than 12 months at March 31, 2023 and December 31, 2022.

	March 31, 2023
	Number of Securities	Fair Value	Gross Unrealized Losses
	(in thousands), except no. of securities
U.S. treasury and agency securities	167	$531,375	$(204)
Corporate notes	130	163,507	(579)
Municipalities	5	$3,061	(61)
Total	302	$697,943	$(844)

	December 31, 2022
	Number of Securities	Fair Value	Gross Unrealized Losses
	(in thousands), except no. of securities
U.S. treasury and agency securities	165	$586,411	$(973)
Corporate notes	138	135,133	(731)
Municipalities	5	3,070	(71)
Total	308	$724,614	$(1,775)

The following table summarizes those available-for-sale securities that have been in a continuous unrealized loss position for longer than twelve months as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Number of Securities	Fair Value	Gross Unrealized Losses
	(in thousands), except no. of securities
U.S. treasury and agency securities	23	$100,671	$(2,096)
Corporate notes	130	126,524	(1,928)
Municipalities	36	$13,916	(182)
Total	189	$241,111	$(4,206)

	December 31, 2022
	Number of Securities	Fair Value	Gross Unrealized Losses
	(in thousands), except no. of securities
U.S. treasury and agency securities	45	$298,746	$(4,264)
Corporate notes	189	200,745	(3,367)
Municipalities	57	$16,594	(357)
Total	291	$516,085	$(7,988)

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

The amortized cost and fair value of the Company's fixed maturity securities as of March 31, 2023 by contractual maturity are shown below. Actual maturities of these securities could differ from their contractual maturities because issuers may have the right to call or prepay obligations, with or without penalties.

	March 31, 2023
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$1,329,323	$1,324,544
Due after one year through five years	164,881	165,239
Total	$1,494,204	$1,489,783

Net investment income was attributable to the following:

	March 31,
	2023	2022
	(in thousands)
Interest income	$28,775	$697
Investment discount amortization net of premium accretion	7,324	(1,919)
Net realized gain (loss)	(43)	(581)
Total	$36,056	$(1,803)

The accrued investment income balances presented below are included within other current assets in the consolidated balance sheets.

	March 31, 2023	December 31, 2022
	(in thousands)
Accrued investment income	$6,912	$5,074

7.    FAIR VALUE MEASUREMENTS
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
would use in pricing the asset or liability.

The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$207,885	$—	$—	$207,885
Investments
U.S. treasury and agency securities	$—	$1,049,898	$—	$1,049,898
Corporate notes	—	337,613	—	337,613
Certificates of deposit	—	53,194	—	53,194
Commercial paper	—	32,101	—	32,101
Municipalities	—	16,977	—	16,977
Restricted investments
U.S. treasury securities	$—	$5,631	$—	$5,631
Total Assets	$207,885	$1,495,414	$—	$1,703,299

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets	(in thousands)
Cash equivalents	$104,456	$13,998	$—	$118,454
Investments
U.S. treasury and agency securities	$—	$1,155,282	$—	$1,155,282
Corporate notes	—	374,449	—	374,449
Certificates of deposit	—	38,082	—	38,082
Commercial paper	—	32,730	—	32,730
Municipalities	—	19,663	—	19,663
Restricted investments
U.S. treasury securities	$—	$5,581	$—	$5,581
Total Assets	$104,456	$1,639,785	$—	$1,744,241

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
The following table provides a rollforward of the Company’s beginning and ending benefits payable and claims adjustment expenses ("CAE") payable balances for the three months ended March 31, 2023 and 2022:

	As of March 31, 2023
	Benefits Payable	Unallocated Claims Adjustment Expense	Total
	(in thousands)
Benefits payable, beginning of the period	$937,727	$12,712	$950,439
Less: Reinsurance recoverable	277,944	—	277,944
Benefits payable, beginning of the period, net	$659,783	$12,712	$672,495

Claims incurred and CAE
Current year	$1,109,952	$25,815	$1,135,767
Prior years	(18,360)	—	(18,360)
Total claims incurred and CAE, net	$1,091,592	$25,815	$1,117,407

Claims paid and CAE
Current year	$668,971	$19,692	$688,663
Prior years	294,591	5,728	300,319
Total claims and CAE paid, net	$963,562	$25,420	$988,982

Benefits and CAE payable, end of period, net	$787,813	$13,107	$800,920
Add: Reinsurance recoverable	166,263	—	166,263
Benefits and CAE payable, end of period	$954,076	$13,107	$967,183

	As of March 31, 2022
	Benefits Payable	Unallocated Claims Adjustment Expense	Total
	(in thousands)
Benefits payable, beginning of the period	$513,582	$9,101	$522,683
Less: Reinsurance recoverable	159,180	—	159,180
Benefits payable, beginning of the period, net	$354,402	$9,101	$363,503

Claims incurred and CAE
Current year	$751,347	$42,018	$793,365
Prior years	(16,781)	—	(16,781)
Total claims incurred and CAE, net	$734,566	$42,018	$776,584

Claims paid and CAE
Current year	$426,168	$28,517	$454,685
Prior years	141,107	9,101	150,208
Total claims and CAE paid, net	$567,275	$37,618	$604,893

Benefits and CAE payable, end of period, net	$521,693	$13,501	$535,194
Add: Reinsurance recoverable	239,636	—	239,636
Benefits and CAE payable, end of period	$761,329	$13,501	$774,830

Amounts incurred related to prior periods vary from previously estimated liabilities as more claim information becomes available and claims are ultimately settled. The favorable development recognized in the three months ended March 31, 2023 resulted primarily from medical claims experience developing more favorably than originally expected.

9.    LONG-TERM DEBT
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
As of March 31, 2023, the net carrying amount of the 2031 Notes was $298.2 million, with unamortized debt discount and issuance costs of $6.8 million. The Company classified the fair value of the 2031 Notes as a level 3 measurement due to the lack of observable market data over fair value inputs such as stock price volatility over the term of the 2031 Notes and the Company's cost of debt. The estimated fair value of the 2031 Notes as of March 31, 2023 was $307.5 million.
The following table presents the interest expense indicating an effective interest rate of 7.61% over the term of the 2031 Notes:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Coupon interest expense	$5,528	$3,685
Amortization of debt discount and issuance costs	194	130
Total interest expense	$5,722	$3,815
Revolving Credit Facility
On February 21, 2021, the Company entered into a senior secured credit agreement (the “Revolving Credit Facility”), with certain lenders party thereto from time to time (the “Lenders”), and Wells Fargo Bank, National Association, as administrative agent, for a revolving loan credit facility in the aggregate principal amount of $200 million. The Revolving Credit Facility is guaranteed by Oscar Management Corporation, each wholly owned subsidiary of the Company, and all of the Company's future direct and indirect subsidiaries (in each case, subject to certain permitted exceptions, including exceptions for guarantees that would require material governmental consents or in respect of a joint venture) (the "Guarantors"). The Revolving Credit Facility is secured by substantially all of the Company’s and the Guarantors' assets (subject to certain exceptions). Proceeds are to be used solely for general corporate purposes of the Company.
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
As of March 31, 2023, there were no outstanding borrowings under the Revolving Credit Facility.

10. EARNINGS (LOSS) PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to Oscar Health, Inc	$(39,772)	$(75,152)

Denominator:
Weighted average shares of common stock outstanding, basic and diluted	216,912,866	210,547,696

Net loss per share attributable to Oscar Health, Inc., basic and diluted	$(0.18)	$(0.36)
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
The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share attributable to Oscar Health, Inc. because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2023	2022
Stock options to purchase common stock	28,801,337	32,819,597
Restricted stock units	31,068,429	18,732,730
Performance-based restricted stock units	2,032,809	7,191,364
Shares underlying convertible notes (Note 9)	36,652,491	36,652,491
Total	98,555,066	95,396,182
11. RELATED PARTY TRANSACTIONS
In February 2022, the Company issued the 2031 Notes to funds affiliated with or advised by Dragoneer Investment Group, LLC, Thrive Capital, LionTree Investment Management, LLC and Tenere Capital LLC (collectively, the “Purchasers”). See Note 9 - Long-Term Debt for additional information. Joshua Kushner, a member of the Company's Board of Directors and Vice Chairman of the Company, is the Managing Director of Thrive Capital. Thrive Capital, through affiliated entities, is a beneficial holder of more than 5% of the Company's capital stock.

12. COMMITMENTS AND CONTINGENCIES
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
In addition, on May 12, 2022, a securities class action lawsuit against the Company, certain of its directors and officers, and the underwriters that participated in the Company’s initial public offering was commenced in the United States District Court for the Southern District of New York, captioned Carpenter v. Oscar Health, Inc., et al., Case No. 1:22-CV-03885(S.D.N.Y.) (the “Securities Action”). On May 19, 2022, a substantially similar complaint was also commenced in the United States District Court for the Southern District of New York, captioned Chehebar v. Oscar Health, Inc., Case No. 1:22-CV-04103 (S.D.N.Y.), which was voluntarily dismissed without prejudice on June 7, 2022. The initial complaint in the Securities Action asserted violations of Sections 11 and 15 of the Securities Act based on the Company’s purported failure to disclose in its IPO registration statement growing COVID-19 testing and treatment costs, the impact of significant Special Enrollment Period membership, and risk adjustment data validation results for 2019 and 2020. By Court orders dated September 27, 2022 and December 13, 2022, the Court appointed a lead plaintiff and lead counsel on behalf of the putative class. An amended complaint filed on December 6, 2022 asserts the same violations of Sections 11 and 15 of the Securities Act, but this time based on the Company’s alleged failure to disclose in its IPO registration statement purportedly inadequate controls and systems in connection with the risk adjustment data validation audit for 2019, alleging that this purported omission caused losses and damages for members of the putative class. The amended complaint seeks unspecified compensatory damages as well as interest, fees and costs. On April 4, 2023, the Company moved to dismiss the amended complaint. The Company believes it has meritorious defenses to these claims. At this time, the Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

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

13. CANCELLATION OF FOUNDERS AWARDS
On March 28, 2023, the Company’s Co-Founders, Mario Schlosser (the Company’s President of Technology and former Chief Executive Officer) and Joshua Kushner (the Company’s Vice Chairman), recommended to the Company’s Board of Directors that they should cancel and terminate the applicable awards that were granted to them in connection with the Company’s initial public offering (the “Founders Awards”). This recommendation was made in support of reducing the dilutive effects of equity awards granted on April 3, 2023 to Mark T. Bertolini in connection with his appointment as the Company’s Chief Executive Officer, effective April 3, 2023, and the Company’s annual employee equity awards granted in 2023. On March 28, 2023, Mr. Schlosser and Mr. Kushner each entered into an agreement to cancel and terminate his Founders Award, which consisted of PSUs covering 4,229,853 shares (for Mr. Schlosser) and 2,114,926 shares (for Mr. Kushner) of the Company’s Class A common stock.
As a result of this cancellation, during the quarter ended March 31, 2023, the Company recognized approximately $46.3 million of accelerated stock-based compensation expense that would have otherwise been recognized over the remaining vesting period of the awards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

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

Recent Developments, Trends and Other Factors Impacting Performance
Change in Leadership
On March 28, 2023, the Company announced that, effective April 3, 2023, Mark T. Bertolini would join the Company as Chief Executive Officer and a member of the Company’s Board of Directors. Mario Schlosser, the Company’s co-founder and former Chief Executive Officer, moved into the role of President of Technology, in which he focuses on continued innovation and expansion of the Company’s technology platform and developing related offerings for the healthcare ecosystem. Mr. Schlosser continues to serve as a member of the Company’s Board.

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

We currently have quota share reinsurance arrangements with more than one counterparty with multiple state-level treaties. During the periods ended March 31, 2023 and December 31, 2022, approximately 48% and 47%, respectively, of our premiums were covered by quota share reinsurance. Refer to Note 3 - Reinsurance for a description of the accounting methods used to record our quota share reinsurance arrangements.

XOL Reinsurance
We use XOL reinsurance to limit our exposure to large catastrophic risk from individual claims. Under XOL reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premium payable to the reinsurer is negotiated by the parties based on losses on an individual member in a given calendar year and their assessment of the amount of risk being ceded to the reinsurer. Under our XOL reinsurance contracts in 2023, the reinsurer is paid to cover claims related losses over a $1,500,000 attachment point, but the amount of the attachment point may change year over year based on a variety of factors.

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

Our risk transfer estimates are subject to a high degree of estimation and variability, and are affected by the relative risk of our members, and in the case of ACA, relative to that of other insurers. In the Individual and Small Group lines, there is a higher degree of uncertainty associated with estimates of risk transfers at the beginning of the policy year resulting from composition of the risk score being based on concurrent claim data. Furthermore, there is additional uncertainty for blocks of business that experienced high growth in 2022 compounded by the lack of credible experience data on the newly enrolling population. However, the majority of our population in 2023 is renewals, and we expect that this mix shift will result in a lower risk transfer as a percent of premiums. Actual risk adjustment calculations and transfers could materially differ from our assumptions.

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

Claims Incurred
Our medical expenses are impacted by seasonal effects of medical costs such as the number of days and holidays in a given period, and the utilization of deductibles and out-of-pocket maximums over the course of the policy year, which shifts more costs to us in the second half of the year as we pay a higher proportion of claims. Our medical costs can also vary according to the risk profile of our membership, and the proportion of our membership that is new in the calendar year. In 2022, and to date in 2023, the emergence of medical claims has differed from that in prior years due to the aforementioned drivers, and further mix shifts may continue to alter medical claim incurred patterns in the remainder of 2023 and future periods.

Impact of COVID-19
We continue to monitor and assess the impact of the COVID-19 pandemic on our business.

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

Regulatory Update
In August 2022, Congress enacted the Inflation Reduction Act, which extended the APTCs under the American Rescue Plan Act for a three year period through the end of 2025. Furthermore, in October 2022, the Treasury Department issued a final rule to address the "family glitch" in the ACA, which relates to determining who is eligible for premium subsidies. In December 2022, Congress passed the omnibus spending bill which delinked the Medicaid continuous coverage from the PHE declaration, and imposed a date of April 1, 2023, for states to begin the Medicaid eligibility redetermination process. It is anticipated that the combination of these developments could lead to significant growth in the ACA marketplace.

As a result of the changing market dynamics following market exits by certain carriers in 2022, the Company proactively engaged its regulators regarding options to manage its membership growth. Prior to Open Enrollment for 2023, the Company requested that regulators limit its membership growth in Florida above a certain threshold so that total membership across all markets would be within its previously announced target range of 900,000 to 1,100,000 members at the close of Open Enrollment, which the Company believed would enable it to prudently manage its capital position. Due to strong Open Enrollment performance, the threshold was met and the Company temporarily stopped accepting new members in Florida for plan year 2023; however, current members were still able to re-enroll. Our ability to accept new members in Florida in the future, and timing of when we can do so, is subject to regulatory approval. For further information, see “Risk Factors — Risks Most Material to Us – Our business, financial condition, and results of operations may be harmed if we fail to execute our strategy and manage our growth effectively.”

The Notice of Benefit and Payment Parameters (“NBPP”) final rule for plan year 2024 was released on April 17, 2023. The NBPP limits the number of non-standard plan options that Qualified Health Plan (“QHP”) issuers may offer on the federal ACA marketplace to four per product network type, per metal level (excluding catastrophic plans), in any service area, for plan year 2024, and to two non-standard plans for plan year 2025 and subsequent plan years. For both plan years 2024 and 2025, the NBPP will permit additional flexibility specifically for plans with additional dental and/or vision benefit coverage. This reduction in the number of plan offerings may limit our ability to offer innovative plan designs and introduce uncertainty and disruption into the ACA marketplace.

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

Financial Results Summary

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Premiums before ceded reinsurance	$1,426,262	$1,315,064
Reinsurance premiums ceded	2,364	(359,663)
Premiums earned	$1,428,626	$955,401
Total revenue	$1,469,685	$972,765
Total operating expenses	$1,495,050	$1,041,294
Net loss	$(39,628)	$(77,320)
Key Operating and Non-GAAP Financial Metrics

	As of March 31,
Membership by Offering	2023	2022
Individual and Small Group	948,431	1,032,768
Medicare Advantage	1,793	4,607
Cigna + Oscar (1)	67,108	36,220
Total	1,017,332	1,073,595
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
Membership decreased 5% to 1,017,332 as of March 31, 2023, from 1,073,595 as of March 31, 2022. The decrease in membership is driven by the steps management took to proactively manage our membership levels during the 2023 Open Enrollment Period to a level that enabled us to prudently manage our capital. This was partially offset by an increase in new C+O members served.

	Three Months Ended March 31,
	2023	2022
Direct and Assumed Policy Premiums (in thousands)	$1,719,409	$1,681,211
Medical Loss Ratio	76.3%	77.4%
InsuranceCo Administrative Expense Ratio	18.6%	19.8%
InsuranceCo Combined Ratio	94.9%	97.2%
Adjusted Administrative Expense Ratio	21.7%	23.8%
Adjusted EBITDA(1) (in thousands)	$51,068	$(37,040)
(1) Adjusted EBITDA is a non-GAAP measure. See “Adjusted EBITDA” below for a reconciliation to net loss, the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.

Direct and Assumed Policy Premiums
Direct Policy Premiums are defined as the premiums collected from our members or from the federal government during the period indicated, before risk adjustment and reinsurance. These premiums include APTC, or premium subsidies, which are available to individuals and families with certain annual incomes. Assumed Policy Premiums are premiums we receive primarily as part of our reinsurance arrangement under our C+O small group plan offering. We believe Direct and Assumed Policy Premiums is an important metric to assess the growth of our individual and small group plan offerings going forward. Management also views Direct and Assumed Policy Premiums as a key operating metric because each of our MLR, InsuranceCo Administrative Expense Ratio, InsuranceCo Combined Ratio and Adjusted Administrative Expense Ratio are calculated on the basis of Direct and Assumed Policy Premiums. Direct and Assumed Policy Premiums increased 2.3% to $1.72 billion for the three months ended March 31, 2023 as compared to $1.68 billion for the three months ended March 31, 2022, driven primarily by rate increases.
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

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Direct claims incurred before ceded reinsurance (1)	$1,048,058	$1,010,035
Assumed reinsurance claims	47,158	24,242
Excess of loss ceded claims (2)	(4,146)	(11,433)
State reinsurance (3)	(5,913)	(11,329)
Net claims before ceded quota share reinsurance (A)	$1,085,157	$1,011,515

Premiums before ceded reinsurance (4)	$1,426,262	$1,315,064
Excess of loss reinsurance premiums (5)	(4,291)	(8,128)
Net premiums before ceded quota share reinsurance (B)	$1,421,971	$1,306,936
Medical Loss Ratio (A divided by B)	76.3%	77.4%
(1)See Note 3 - Reinsurance to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a reconciliation of direct claims incurred to claims incurred, net appearing on the face of our statement of operations.
(2)Represents claims ceded to reinsurers pursuant to an excess of loss treaty, for which such reinsurers are financially liable. We use excess of loss reinsurance to limit the losses on individual claims of our members.
(3)Represents payments made by certain state-run reinsurance programs established subject to CMS approval under Section 1332 of the ACA.
(4)See Note 2 - Revenue Recognition to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for an explanation of premiums before ceded reinsurance.
(5)Represents excess of loss insurance premiums paid.

MLR improved for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to our disciplined pricing strategy and total cost of care initiatives.
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

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Other insurance costs	$227,431	$165,402
Impact of quota share reinsurance (1)	(9,295)	36,479
Stock-based compensation expense	(27,154)	(13,078)
Federal and state assessment of health insurance subsidiaries	73,567	70,211
Health insurance subsidiary adjusted administrative expenses (A)	$264,549	$259,014

Premiums before ceded reinsurance (2)	$1,426,262	$1,315,064
Excess of loss reinsurance premiums	(4,291)	(8,128)
Net premiums before ceded quota share reinsurance (B)	$1,421,971	$1,306,936
InsuranceCo Administrative Expense Ratio (A divided by B)	18.6%	19.8%
(1)Includes ceding commissions received from reinsurers, net of the impact of deposit accounting of $(7,759) and $(1,832) for the three months ended March 31, 2023 and 2022, respectively.
(2)See Note 2 - Revenue Recognition to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for an explanation of premiums before ceded reinsurance.

The InsuranceCo Administrative Expense Ratio improved for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily driven by lower distribution expenses.
InsuranceCo Combined Ratio
InsuranceCo Combined Ratio is defined as the sum of MLR and InsuranceCo Administrative Expense Ratio. We believe this ratio best represents the core performance of the insurance business, prior to the impact of quota share and net investment income.

	Three Months Ended March 31,
	2023	2022
Medical Loss Ratio	76.3%	77.4%
InsuranceCo Administrative Expense Ratio	18.6%	19.8%
InsuranceCo Combined Ratio	94.9%	97.2%

The InsuranceCo Combined Ratio improved for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, consistent with the improvement in the MLR and InsuranceCo Administrative Expense Ratio.

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

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Total Operating Expenses	$1,495,050	$1,041,294
Claims incurred, net	(1,091,592)	(734,566)
Premium deficiency reserve release	14	3,205
Impact of quota share reinsurance (1)	(9,295)	36,479
Total Administrative Expenses	$394,177	$346,412
Stock-based compensation expense	(71,494)	(27,690)
Depreciation and amortization	(4,939)	(3,799)
Adjusted Administrative Expenses (A)	$317,744	$314,923
Total Revenue	$1,469,685	$972,765
Reinsurance premiums ceded	(2,364)	359,663
Excess of loss reinsurance premiums	(4,291)	(8,128)
Adjusted Total Revenue (B)	$1,463,030	$1,324,300
Adjusted Administrative Expense Ratio (A divided by B)	21.7%	23.8%
(1)Includes ceding commissions received from reinsurers, net of the impact of deposit accounting of $(7,759) and $(1,832) for the three months ended March 31, 2023 and 2022, respectively.

The Adjusted Administrative Expense Ratio improved for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The improvement was primarily due to lower distribution expenses, as well as higher investment income.

Adjusted EBITDA
Adjusted EBITDA is defined as net loss for the Company and its consolidated subsidiaries before interest expense, income tax expense (benefit), depreciation and amortization as further adjusted for stock-based compensation, and other non-recurring items as described below. We present Adjusted EBITDA because we consider it to be an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Adjusted EBITDA is a non-GAAP measure. Management believes that investors’ understanding of our performance is enhanced by including this non-GAAP financial measure as a reasonable basis for comparing our ongoing results of operations.

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

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net loss	$(39,628)	$(77,320)
Interest expense	6,136	4,221
Other expenses	6,106	3,053
Income tax expense	2,021	1,517
Depreciation and amortization	4,939	3,799
Stock-based compensation(1)	71,494	27,690
Adjusted EBITDA	$51,068	$(37,040)
(1)Represents non-cash expenses related to equity-based compensation programs, which vary from period to period depending on various factors including the timing, number, and the valuation of awards. Includes a non-recurring charge of $46.3 million related to accelerated stock-based compensation expense recognized as a result of the cancellation of the Founders Awards. Refer to Note 13 - Cancellation of Founders Awards for additional information.
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
Reinsurance Premiums Ceded
Reinsurance premiums ceded represent the amount of premiums written that are ceded to reinsurers either through quota share agreements accounted for under reinsurance accounting or XOL reinsurance. Reinsurance premiums ceded are recognized over the reinsurance contract period in proportion to the period of risk covered. The volume of our reinsurance premiums ceded is impacted by the level of our premiums earned and any decision we make to increase or decrease limits, retention levels, and co-participations.
Administrative Services Revenue
Administrative services revenue includes income earned from administrative services performed as part of the +Oscar platform.
Investment Income and Other Revenue
Investment income (loss) and other revenue primarily includes interest earned and gains on our investment portfolio, along with miscellaneous sources of revenue.

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
Other Insurance Costs
Other insurance costs primarily include distribution costs, including broker commissions, wages, benefits, marketing, rent, costs of software and hardware, unallocated claims adjustment expenses, and administrative costs associated with functions that are necessary to support our health insurance business. Such functions include, but are not limited to, member concierge services, claims processing, utilization management, and related health plan operations, actuarial, compliance and portions of information systems, legal and finance. This line item also includes ceding commissions related to quota share agreements accounted for under reinsurance accounting that are in runoff, as well as the impact of deposit accounting.
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

Results of Operations

Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Revenue
Premiums before ceded reinsurance	$1,426,262	$1,315,064	$111,198	8%
Reinsurance premiums ceded	2,364	(359,663)	362,027	(101)%
Premiums earned	1,428,626	955,401	473,225	50%
Administrative services revenue	3,885	18,493	(14,608)	(79)%
Investment income (loss) and other revenue	37,174	(1,129)	38,303	*NM
Total revenue	1,469,685	972,765	496,920	51%
Operating Expenses
Claims incurred, net	1,091,592	734,566	357,026	49%
Other insurance costs	227,431	165,402	62,029	38%
General and administrative expenses	102,150	74,664	27,486	37%
Federal and state assessments	73,891	69,867	4,024	6%
Premium deficiency reserve release	(14)	(3,205)	3,191	(100)%
Total operating expenses	1,495,050	1,041,294	453,756	44%
Loss from operations	(25,365)	(68,529)	43,164	(63)%
Interest expense	6,136	4,221	1,915	45%
Other expenses	6,106	3,053	3,053	100%
Loss before income taxes	(37,607)	(75,803)	38,196	(50)%
Income tax expense	2,021	1,517	504	33%
Net loss	$(39,628)	$(77,320)	$37,692	(49)%
*NM - not meaningful

Premiums Before Ceded Reinsurance
Premiums before ceded reinsurance increased $111.2 million, or 8%, to $1.4 billion for the three months ended March 31, 2023, from $1.3 billion for the three months ended March 31, 2022. The increase was primarily due to a lower risk transfer per member as a percent of premium coupled with higher per member premiums from rate actions on the Individual book and serving new C+O members at higher rates.

Reinsurance Premiums Ceded
Reinsurance premiums ceded changed from a $359.7 million reduction to Premiums earned for the three months ended March 31, 2022 to a modest increase to Premiums earned for the three months ended March 31, 2023. This change reflects revisions to our 2023 quota share reinsurance program to terminate a contract that had been in place for the 2022 policy year and accounted for under reinsurance accounting, and to enter into a new quota share arrangement for the 2023 policy year that is being accounted for under deposit accounting.

Administrative Services Revenue
Administrative services revenue decreased $14.6 million to $3.9 million for the three months ended March 31, 2023, from $18.5 million for the three months ended March 31, 2022. This decrease was driven by the termination of our arrangement with Health First Shared Services, Inc. (“Health First”) and transition of services from +Oscar to Health First effective December 31, 2022.

Investment Income and Other Revenue
Investment income and other revenue increased to $37.2 million for the three months ended March 31, 2023, from $(1.1) million for the three months ended March 31, 2022, primarily due to higher investment yields and higher interest rates.

Claims Incurred, Net
Claims incurred, net, increased $357.0 million, or 49%, to $1,091.6 million for the three months ended March 31, 2023, from $734.6 million for the three months ended March 31, 2022. The increase was primarily due to revisions to our 2023 quota share reinsurance program to terminate a contract that had been in place for the 2022 policy year and accounted for under reinsurance accounting, and to enter into a new quota share arrangement for the 2023 policy year that is being accounted for under deposit accounting.

Other Insurance Costs
Other insurance costs increased $62.0 million, or 38%, to $227.4 million for the three months ended March 31, 2023, from $165.4 million for the three months ended March 31, 2022. The increase was primarily attributable to revisions to our 2023 quota share reinsurance program to terminate a contract that had been in place for the 2022 policy year and accounted for under reinsurance accounting and to enter into a new quota share arrangement for the 2023 policy year that is being accounted for under deposit accounting. Additional increase was attributable to the acceleration of the non-cash stock compensation expense associated with the cancellation of the Founders Awards.

General and Administrative Expenses
General and administrative expenses increased $27.5 million, or 37%, to $102.2 million for the three months ended March 31, 2023, from $74.7 million for the three months ended March 31, 2022. The increase was primarily attributable to the acceleration of the non-cash stock compensation expense associated with the cancellation of the Founders Awards.

Federal and State Assessments
Federal and state assessments increased $4.0 million, or 6%, to $73.9 million for the three months ended March 31, 2023, from $69.9 million for the three months ended March 31, 2022, which was primarily due to higher premiums.

Premium Deficiency Reserve Release
Premium deficiency reserve release decreased $3.2 million for the three months ended March 31, 2023, from $3.2 million for the three months ended March 31, 2022, due to the lower premium deficiency reserve established at the end of 2022 as compared to the reserve established at the end of 2021.

Income Tax Expense (Benefit)
Our effective tax rate for the three months ended March 31, 2023 and March 31, 2022 was approximately (5.37)% and (2.00)%, respectively.

Liquidity and Capital Resources

Overview

We maintain liquidity at two levels of our corporate structure, through our health insurance subsidiaries and through Holdco, our consolidated subsidiaries excluding our regulated insurance subsidiaries.

The majority of the assets held by our health insurance subsidiaries is in the form of cash and cash equivalents and investments. As of March 31, 2023 and December 31, 2022, total cash and cash equivalents and investments held by our health insurance subsidiaries was $3.4 billion and $2.9 billion, respectively, of which $17.5 million and $17.7 million, respectively, was on deposit with regulators as required for statutory licensing purposes and are classified as restricted deposits on the balance sheet.

Our health insurance subsidiaries’ states of domicile have statutory minimum capital requirements that are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The combined statutory capital and surplus of our health insurance subsidiaries was $765.1 million and $701.5 million at March 31, 2023 and December 31, 2022, respectively, which was in compliance with and in excess of the minimum capital requirements for each period. The health insurance subsidiaries historically have required capital contributions from Parent to maintain minimum levels. The health insurance subsidiaries may be subject to additional capital and surplus requirements in the future, as a result of factors such as increasing membership and medical costs, which may require us to incur additional indebtedness, sell capital stock, or access other sources of funding in order to fund such requirements. During periods of increased volatility, such as the current macroeconomic environment, adverse securities and credit markets, including due to rising interest rates, may exert downward pressure on the availability of liquidity and credit capacity for certain issuers, and any such funding may not be available on favorable terms, or at all. As a result of changing market dynamics following market exits by certain carriers in 2022, we proactively engaged regulators regarding options to manage our membership growth to a level at the end of the 2023 Open Enrollment Period that enabled us to prudently manage our capital. For additional information on the steps we’ve taken to balance growth and our capital position, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments, Trends and Other Factors Impacting Performance—Regulatory Update.”

When our health insurance subsidiaries are profitable or if their levels of reserves and capital are excessive, we may make requests for dividends and distributions from our subsidiaries to fund our operations, or seek to enter into transactions or structures that enable us to efficiently deploy this excess capital, which may or may not be approved by our regulators. For additional information, see Part II, Item 1A “Risk Factors—Risks Related to our Business—If state regulators do not approve payments of dividends and distributions by our health insurance subsidiaries to us, or do not approve other capital efficiency structures we may pursue, we may not have sufficient funds to implement our business strategy.”

Our health insurance subsidiaries also utilize quota share reinsurance arrangements to reduce our minimum capital and surplus requirements, which are designed to enable us to efficiently deploy capital to fund our growth. During the three months ended March 31, 2023 and the year ended December 31, 2022, Parent made $11.0 million and $423.5 million of capital contributions, respectively, to the health insurance subsidiaries. We estimate that had we not had any quota share reinsurance arrangements in place, the insurance subsidiaries would have been required to hold approximately $461.1 million and $446.8 million of additional capital as of March 31, 2023 and December 31, 2022, respectively, which Parent would have been required to fund. The actual amount of any required capital contributions to our insurance subsidiaries may differ at any given time depending on each insurance subsidiary’s capital adequacy. For additional information on our capital contributions and reinsurance arrangements, see “Risk Factors—Risks Related to our Business—We utilize quota share reinsurance to reduce our capital and surplus requirements and protect against downside risk on medical claims. If regulators do not approve our reinsurance agreements for this purpose, or if we cannot negotiate renewals of our quota share arrangements on acceptable terms, or at all, enter into new agreements with reinsurers, or otherwise obtain capital through debt or equity financings, our capital position would be negatively impacted, and we could fall out of compliance with applicable regulatory requirements” and “Risk Factors—Risks Most Material to Us—Our business, financial condition, and results of operations may be harmed if we fail to execute our strategy and manage our growth effectively,” each in this Quarterly Report on Form 10-Q.

The majority of the assets held by Holdco are in the form of cash and cash equivalents and investments. As of March 31, 2023 and December 31, 2022, total cash and cash equivalents and investments held by Holdco was $260.4 million and $342.0 million, respectively, of which $9.8 million and $9.8 million was restricted for 2023 and 2022, respectively. Based on our current forecast, we believe the cash, and cash equivalents and investments held by Holdco, not including restricted cash, will be sufficient to fund our operating requirements for at least the next twelve months.

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

Convertible Senior Notes
On January 27, 2022, we entered into an investment agreement (the “Investment Agreement”) pursuant to which we agreed to issue and sell $305.0 million in aggregate principal amount of 7.25% convertible senior notes due 2031 (the “2031 Notes”) in a private placement to funds affiliated with or advised by Dragoneer Investment Group, LLC, Thrive Capital, LionTree Investment Management, LLC and Tenere Capital LLC . The transaction contemplated by the Investment Agreement closed on February 3, 2022 (the “Closing Date”). In connection with the issuance of the 2031 Notes, on February 3, 2022, we entered into an Indenture between us and U.S. Bank National Association, as trustee. The 2031 Notes bear interest at a rate of 7.25% per annum, payable in cash, semi-annually in arrears on June 30 and December 31 of each year, commencing on June 30, 2022. The Company may determine in the future to repurchase portions of the outstanding 2031 Notes from time to time in accordance with applicable SEC and other legal requirements and in consideration of market and other conditions. See Note 9 - Long-Term Debt for additional information.
Revolving Credit Facility
On February 21, 2021, we entered into a senior secured credit agreement (the "Revolving Credit Facility"), with Wells Fargo Bank, National Association as administrative agent, and certain other lenders for a revolving loan credit facility in the aggregate principal amount of $200 million. The Revolving Credit Facility is guaranteed by Oscar Management Corporation, each wholly owned subsidiaries of Oscar, and all of our future direct and indirect subsidiaries (in each case, subject to certain permitted exceptions, including exceptions for guarantees that would require material governmental consents or in respect of joint venture) (the "Guarantors"). Our Revolving Credit Facility is secured by a lien on substantially all of our and the Guarantors’ assets (subject to certain exceptions). Proceeds are to be used solely for general corporate purposes of the Company. The Revolving Credit Facility is available until February 2024, provided we are in compliance with all covenants.
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

As of March 31, 2023, there were no outstanding borrowings under the Revolving Credit Facility.

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

Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our subsidiaries may invest. These investment policies require that our investments have final maturities of a maximum of three years from the settlement date. Professional portfolio managers operating under documented guidelines manage our investments and a portion of our cash equivalents. Our portfolio managers must obtain our prior approval before selling investments in a loss position. Net investment income (loss) for our health insurance subsidiaries was $34.9 million and $(1.7) million for the three months ended March 31, 2023 and 2022, respectively. Net investment income for our health insurance subsidiaries was $25.8 million for the year ended December 31, 2022.

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

The following table shows summary cash flows information for the periods indicated:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Net cash provided by operating activities	$414,715	$562,849	$(148,134)
Net cash provided by investing activities	135,509	102,811	32,698
Net cash provided by financing activities	506	298,775	(298,269)
Net increase in cash and cash equivalents and restricted cash equivalents	$550,730	$964,435	$(413,705)

Operating Activities
Net cash provided by operating activities decreased $148.1 million to $414.7 million for the three months ended March 31, 2023, compared to $562.8 million used in operating activities for the three months ended March 31, 2022. The decrease is primarily due to a lower increase in benefits payable during the three months ended March 31, 2023 compared to the same period in 2022.

Investing Activities
Net cash provided by investing activities increased $32.7 million to $135.5 million for the three months ended March 31, 2023, compared to $102.8 million used in investing activities for the three months ended March 31, 2022. The increase was primarily due to the maturity of securities within our investment portfolio.

Financing Activities
Net cash provided by financing activities decreased $298.3 million to $0.5 million for the three months ended March 31, 2023, compared to $298.8 million for the three months ended March 31, 2022. The decrease was primarily due to net proceeds received from the issuance of convertible senior notes due 2031 in February 2022.

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
Interest Rate Risk
We are subject to interest rate risk in connection with the fair value of our investment portfolio, which consists of U.S. Treasury and agency securities, corporate notes, certificates of deposit, commercial paper and municipalities. Our primary market risk exposure is changes to prime rate-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. Assuming a hypothetical and immediate 1% increase in interest rates at March 31, 2023, the fair value of our investments would decrease by approximately $7.6 million. Any declines in interest rates over time would reduce our investment income.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.

Notwithstanding our management’s conclusion that our disclosure controls and procedures were not effective as of March 31, 2023 due to the material weakness, we believe that our consolidated financial statements included in this report present fairly, in all material respects, our financial position and results of operations and cash flows as of each of the dates, and for each of the periods, presented therein in accordance with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

We continue to update our design of internal controls to remediate the aforementioned material weakness and enhance our internal control environment. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
The information required under this Part II, Item 1 is set forth in Note 12 - Commitments and Contingencies to the Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

As we expand our member base and enter new markets, we are also required to contribute capital to our insurance subsidiaries to fund capital and surplus requirements, escrows, or contingency guaranties, which may, at times, be significant. If we are successful in establishing a new health plan or entering a new market, increasing membership, revenues and medical costs could trigger further increased capital requirements, including risk-based capital (“RBC”), that could substantially exceed the net income generated by the health plan or in the new market. In certain states, the applicable statutes mandate higher capital requirements for an initial seasoning period, which may be reduced at the regulator’s discretion. In addition, our membership may increase as a result of other factors over which we have limited control, including as a result of regulatory actions or other developments that contribute to an increase in participants in the Health Insurance Marketplace, which similarly could trigger further increased capital requirements that could be substantial. We may not be able to fund on a timely basis, or at all, the increased contribution and RBC requirements with our available cash resources, and may need to incur indebtedness or issue additional capital stock. In the event we need access to capital for such purposes, our ability to obtain such capital may be limited and may come at significant cost. Further, in light of market uncertainty, we have taken, and may in the future take, preemptive steps designed to prudently manage our membership and capital position. For example, prior to the 2023 Open Enrollment Period, we requested that regulators limit our membership growth in Florida above a certain threshold so that total membership across all markets would be within our previously announced target range of 900,000 to 1,100,000 at the close of Open Enrollment, which we believed would enable us to prudently manage our capital position. Due to strong Open Enrollment performance, the threshold was met and we temporarily stopped accepting new members in Florida for plan year 2023; however, current members were still able to renew. Our ability to accept new members in Florida in the future, and timing of when we can do so, is subject to regulatory approval. If we are unable to obtain such approval our results of operations and financial condition could be materially and adversely affected.

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
•we fail to continue to offer differentiated and competitive products, including as a result of new or revised regulations, such as the NBPP;
•our strategic partners terminate or fail to renew our current contracts or we fail to enter into contracts with new strategic partners;
•there is an initiation of new Special Enrollment Periods or other unexpected healthcare market developments;
•insurance brokers that we rely on to build our member base are unable to market our insurance products effectively;
•we fail to attract brokers to sell our insurance products or lose important broker relationships to our competitors or otherwise; or
•the pause on accepting new members in Florida is not lifted by our regulators in a timely manner, or at all.

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

On January 30, 2023, the Biden Administration announced that the PHE for COVID-19 will end on May 11, 2023. The Commencement of Medicaid redeterminations was previously linked to the end of the PHE, however, the omnibus spending bill passed in December 2022 delinked Medicaid redeterminations from the end of the PHE. Medicaid redeterminations were required to begin on April 1, 2023, and must conclude by May 1, 2024. As a result, we expect that there could be an impact on our expected membership and/or underwriting margin.

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

We have not been profitable since our inception in 2012 and had an accumulated deficit of $2.6 billion and $2.6 billion as of December 31, 2022 and March 31, 2023, respectively. We incurred net losses of $609.6 million and $39.6 million in the year ended December 31, 2022 and the three months ended March 31, 2023, respectively.

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

We may not succeed in increasing our revenue or managing our medical or administrative costs on the timeline that we expect or in amounts sufficient to reduce our net loss and ultimately become profitable. Moreover, if our revenue declines, we may not be able to reduce costs in a timely manner because many of our costs are fixed, at least in the short-term. If we are unable to manage our costs effectively, this may limit our ability to optimize our business model, acquire new members, enter into +Oscar platform arrangements and grow our revenues. Accordingly, despite our best efforts to do so, we may not achieve or maintain profitability, and we may incur further significant losses in the future.

Any potential repeal of, changes to, or judicial challenges to the ACA and its regulations, could materially and adversely affect our business, results of operations, and financial condition.

For the years ended December 31, 2022 and 2021, approximately 99%, and 98%, respectively, of our revenue was derived from sales of health plans subject to regulation under the ACA, primarily comprised of policies directly purchased by individuals and families and secondarily comprised of policies purchased by small employers and provided to their employees as a benefit. Consequently, changes to, or repeal of, portions or the entirety of the ACA and its regulations, as well as judicial interpretations in response to legal and other constitutional challenges, could materially and adversely affect our business and financial position, results of operations, or cash flows. Even if the ACA is not amended or repealed, elected and appointed officials could continue to propose changes and courts could render opinions, impacting the ACA, which could materially and adversely affect our business, results of operations, and financial condition.

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

The NAIC has adopted the Annual Financial Reporting Model Regulation, or the Model Audit Rule, which, where adopted by states, requires expanded governance practices, risk and solvency assessment reporting, and filing of periodic financial and operating reports. Most states have adopted these or similar measures to expand the scope of regulations relating to corporate governance and internal control activities of health maintenance organizations and insurance companies. We are also required to notify, or obtain approval from, federal and/or state regulatory authorities prior to taking various actions as a business, including making changes to our network, service offerings, and the coverage of our health plans, as well as prior to entering into relationships with certain vendors and health organizations. Delays in obtaining or failure to obtain or maintain these approvals could reduce our revenue or increase our costs. Existing or future laws and rules could also require or lead us to take other actions such as changing our business practices, and could increase our liability.

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

In addition, in each of the markets in which we operate, we are regulated by the relevant insurance and/or health and/or human services, or other government departments that oversee the activities of insurance and/or healthcare organizations providing or arranging to provide services to Medicare Advantage members, Health Insurance Marketplace enrollees, or other beneficiaries. For example, our health insurance subsidiaries must comply with minimum statutory capital and other financial solvency requirements, such as deposit and surplus requirements, and related reporting requirements, as well as price transparency requirements that mandate publication or disclosure of information related to the pricing or costs of covered items or services. In October 2020, HHS issued a health transparency regulation which went into effect in July 2022 (the “Health Plan Transparency Rule”). The Health Plan Transparency Rule requires monthly disclosures of, among other things, detailed pricing information regarding our negotiated rates for all covered items and services with in-network providers and historical payments to, and billed charges from, out-of-network providers. Additional disclosures under the Health Plan Transparency Rule went into effect in 2023 (personalized out-of-pocket cost information and negotiated rates for specified healthcare items and services) and will be further expanded in 2024 (all items and services). In December 2020, Congress passed the No Surprises Act, which became effective on January 1, 2022, and requires health insurers to hold members harmless for out-of-network costs in certain circumstances, and requires that insurers and healthcare providers work to agree on out-of-network reimbursement, including through utilizing the independent dispute resolution process outlined in the No Surprises Act or a similar process established under applicable state law. The independent dispute resolution provisions of the No Surprises Act have been the subject of recent adverse court decisions, and their future status is uncertain. Many states have enacted separate legislation addressing balance billing or surprise medical bills. These laws and regulations vary in their approach, resulting in different impacts on the health care system as a whole. Our health insurance subsidiaries must also comply with numerous statutes and regulations governing the sale, marketing, and administration of insurance. We have failed in the past, and we may in the future fail, to take actions mandated by federal and/or state laws or regulations with respect to changes in our health benefits, the health insurance policies for which individuals are eligible, proposed or actual premiums, and/or other aspects of individuals’ health insurance coverage. Such failures may result in our having to take corrective action, including making remediation payments to our members or paying fines to regulators, may subject us to negative publicity, or may result in the inability to offer our health plans on Health Insurance Marketplaces. Given the complex nature of insurance regulation, we have in the past, and may in the future, misinterpret or misapply new laws and regulations, which could result in operational costs or financial impacts, as well as fines and penalties. Any such failures could also negatively impact our ability to service our existing +Oscar platform arrangements and enter into new arrangements.

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

In addition, changes to government policies not specifically targeted to the healthcare industry, such as a change in tax laws and the corporate tax rate, premium tax rate, or government spending cuts, could have significant impacts on our business, results of operations, financial condition and liquidity.

If we fail to comply with applicable privacy, security, and data laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information on our behalf, or applicable consumer protection laws, our business, reputation, results of operations, financial position, and cash flows could be materially and adversely affected.

As part of our normal operations, we collect, receive, use, maintain, handle, transmit, process, and retain, which collectively in this risk factor we refer to as “Process” or “Processing,” personal, medical, sensitive and other confidential information about individuals. We are subject to various federal and state laws and rules regarding the Processing of confidential information about individuals. These laws and regulations include, among others, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (together “HIPAA”), the California Consumer Privacy Act of 2018 (“CCPA”) and the California Privacy Rights Act of 2023 (“CPRA”).

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

We are also subject to other laws, regulations and industry standards that govern our business practices, including the Telephone Consumer Protection Act (“TCPA”), which restricts the use of automated tools and technologies to communicate with wireless telephone subscribers or communications services consumers generally, the CAN-SPAM Act, which regulates the transmission of marketing emails, and the Payment Card Industry (“PCI”) Data Security Standard, which is a multifaceted security standard that is designed to protect credit card account data as mandated by PCI entities. We may become subject to claims that we have violated these laws and standards, based on our or our vendors’ past, present, or future Processing business practices, which could have an adverse impact on our business and reputation, subject us to fines and/or require us to change our business practices.

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

Because we receive payments from federal governmental agencies, we are subject to various laws commonly referred to as “fraud, waste, and abuse” laws, including the federal Anti-Kickback Statute, the federal Physician Self-Referral Law (“Stark Law”), and the False Claims Act (“FCA”). These laws permit the Department of Justice (“DOJ”), the HHS Office of Inspector General (“HHS-OIG”), CMS, and other enforcement authorities to institute a claim, action, investigation, or other proceeding against us for violations and, depending on the facts and circumstances, to seek treble damages, criminal and civil fines, penalties, and assessments. Violations of these laws can also result in exclusion, debarment, temporary or permanent suspension from participation in government healthcare programs, the institution of corporate integrity agreements (“CIAs”), and/or other heightened monitoring of our operations. Liability under such statutes and regulations may arise, among other things, if we knew, or it is determined that we should have known, that information we provided to form the basis for a claim for government payment was false or fraudulent, or that we were out of compliance with program requirements considered material to the government’s payment decision.

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

We are periodically subject to government audits, including CMS Risk Adjustment Data Valuation (“RADV”) audits of our ACA and Medicare Advantage Plans to validate diagnostic data, patient claims and financial reporting, and audits of our Medicare Part D plans by the Medicare Part D Recovery Audit Contractor (“RAC”) programs authorized by the ACA. These audits could result in significant adjustments in payments made to our health plans, which could adversely affect our financial condition and results of operations. If we fail to report and correct errors discovered through our own auditing procedures or during a RADV or RAC audit, or otherwise fail to comply with applicable laws and regulations, we could be subject to fines, civil penalties or other sanctions which could have a material adverse effect on our ability to participate in these programs, and on our financial condition, cash flows and results of operations. On November 24, 2020, CMS issued a final rule that amends the RADV program by: (i) revising the methodology for error rate calculations beginning with the 2019 benefit year; and (ii) changing the way CMS applies RADV results to risk adjustment transfers beginning with the 2020 benefit year. According to CMS, these changes are designed to give insurers more stability and predictability with respect to the RADV program and promote fairness in how health insurers receive adjustments. On March 31, 2023, CMS issued its final 2024 Medicare Advantage Rate Announcement, which implements a three-year phase-in of certain changes to the methodology CMS will use to perform risk adjustment for plan years 2024 through 2026. Under the new risk adjustment model that will begin to be implemented in 2024, CMS has changed the manner by which over 2,000 diagnosis codes, across a range of disease and condition categories, are considered for purposes of patient risk scoring, with certain of these codes no longer impacting risk scoring. While the codes subject to changes represent only a fraction of the total number of conditions considered for purposes of risk adjustment, this change and any future changes to CMS’ risk adjustment methodology could impact the Medicare Advantage plan revenue. CMS has also announced a policy that payment adjustments as a result of RADV audits will not be limited to the specific MA enrollees for which errors are found but may also be extrapolated to the entire MA plan subject to a particular CMS contract. Based on a recent final rule issued by CMS in January 2023, although 2011 to 2017 plan years are still subject to audit, overpayments to MA plans that are identified as a result of RADV audit will only be subject to extrapolation for plan year 2018 and any subsequent plan year. In addition, CMS will not apply an adjustment factor, known as a Fee-For-Service Adjuster, in RADV audits to account for potential differences in diagnostic coding between the Medicare Advantage program and Medicare fee-for-service program. The future impact of these changes remains unclear, and CMS and HHS-OIG policies and procedures for conducting RADV audits remain subject to change. These changes and any future changes to the RADV program may ultimately impact expected transfers to or from health insurers resulting from these retrospective program adjustments.

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

The insolvency of one of our partners or providers, including providers with which we have a value-based care arrangement, could expose us to material liabilities. Providers may be unable or unwilling to pay claims they have incurred with third party providers in connection with referral services provided to our members. Depending on state law, we may be held liable for such unpaid referral claims even though the delegated provider has contractually assumed such risk, or we may opt to pay such claims even when we have no obligation to do so due to competitive pressures. Such liabilities incurred or losses suffered as a result of provider insolvency or other circumstances could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

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

Almost all of our revenue depends on the direct policy premiums we collect from members or from the federal government on behalf of our members who obtain health care services from a limited number of providers with whom we contract. We generally manage our provider contracts on a state-by-state basis, entering into separate contracts in each state with local affiliates of a particular provider, such that no one local provider contract receives a majority of our allowed medical costs for services rendered to our members. When aggregating the payments we make to each provider through its local affiliates, AdventHealth, HCA Healthcare and University of Miami Hospital & Medical Group accounted for a total of approximately 16%, 9% and 8%, respectively, of total allowable medical costs for the quarter ended March 31, 2023 and Advent Health, HCA Healthcare, and Atlantic Coast Healthcare Network (“ACHN”) accounted for approximately 16%, 10% and 6%, respectively, of total allowable medical costs for the year ended December 31, 2022. We believe that a majority of our revenue will continue to be derived from direct policy premiums obtained from members who receive services from a concentrated number of providers. These providers may terminate or seek to terminate their contracts with us in the future. The sudden loss of any of our providers or the renegotiation of related provider contracts could adversely impact our reputation or the breadth of access and perceived quality of our provider networks, which could result in a loss of a membership that adversely affects our revenue and operating results.

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

We launched our business in 2012 and have a limited operating history. Due to our limited operating history and the rapid growth we have experienced since we began operations, there is greater uncertainty in estimating our operating results, and our historical results may not be indicative of, or comparable to, our future results. In addition, we have limited data to validate key aspects of our business model, including our growth strategy. For example, as a relatively new entrant in the small group market, we have limited experience and are unable to predict whether we will be able to effectively and consistently provide solutions that are tailored to the budgets of small businesses and to the health needs of their employees. Furthermore, as a relatively new entrant in the third party services market, we have experienced certain operational challenges implementing our +Oscar arrangements, and a +Oscar client terminated its +Oscar arrangement. We are unable to predict if we will be able to effectively and consistently service our +Oscar arrangements and any future +Oscar arrangements. We cannot provide any assurance that the data we collect will provide useful measures for evaluating our business model. Moreover, we cannot provide any assurance that partnerships or joint ventures we enter into in the future will perform as well as historical partnerships or expectations. Our inability to adequately assess our performance and growth could have a material adverse effect on our brand, reputation, business, financial condition, and results of operations.

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

If our reinsurers consistently and successfully dispute our obligations to make a claim payment under a given policy, if we cannot renegotiate renewals of our quota share reinsurance arrangements on acceptable terms, if reinsurers terminate their arrangements with us, if we are unable to enter into reinsurance arrangements with other reinsurers, or if our reinsurance arrangements are not approved by any of our regulators (or if our regulators take a different view, whether prospectively or retroactively, with respect to the capital treatment of our reinsurance agreements), we may need to raise additional capital to comply with applicable regulatory requirements, which could be costly. For example, we estimate that had we not had any quota share reinsurance arrangements in place, the insurance subsidiaries would have been required to hold approximately $461 million of additional capital as of March 31, 2023, which Parent would have been required to fund to the extent the applicable insurance subsidiary did not have excess capital to cover the requirement. If we are not able to comply with our funding requirements, we would have to enter into a corrective action plan or cease operations in jurisdictions where we could not comply with such requirements. Termination of our reinsurance arrangements would also increase our exposure to volatility in medical claims. As a result, termination of our reinsurance arrangements through one or more of these scenarios could harm our business, results of operations, and financial condition.

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

The states in which we operate that have the largest concentrations of revenues include Florida, Texas, Georgia and California. Due to the geographic concentration of our business, we are exposed to heightened risks of potential losses resulting from unfavorable changes in the regulatory environment for healthcare, increased competition, and other regional factors in these states, including the following:

•unforeseen changes affecting the cost of living, other benefit costs, and provider reimbursement rates;
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

We rely on the experience and expertise of our Chief Executive Officer, Co-Founders, senior management team, highly-specialized technology and insurance experts, key technical employees, and other highly skilled personnel.

Our success depends upon the continued service of Mark T. Bertolini, our Chief Executive Officer and a member of our board of directors, Mario Schlosser, our Co-Founder, President of Technology and a member of our board of directors, and Joshua Kushner, our Co-Founder, Vice Chairman and a member of our board of directors, the other members of our senior management team, highly-specialized technology and insurance experts, and key technical employees, as well as other highly qualified personnel. We also depend upon our continuing ability to identify, hire, develop, motivate, retain, and integrate additional highly skilled personnel to support our growth. If we are unable to attract and retain qualified personnel, our business and prospects may be adversely affected.

Our Chief Executive Officer, each of our Co-Founders, other members of our senior management team, specialized technology and insurance experts, key technical personnel, and other employees could terminate their relationship with us at any time. The loss of key personnel might significantly delay or prevent the achievement of our strategic business objectives and could harm our business. In addition, much of our essential technology and infrastructure are custom-made for our business by our personnel. The loss of key technology personnel, including members of management, as well as our engineering and product development personnel, could disrupt our operations and harm our business. We also rely on a number of highly-specialized insurance experts, the loss of any one of whom could also have a disproportionate impact on our business. We face significant competition for personnel across all areas of our business, and we may not be able to replace key personnel in a timely manner or at all.

Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining, motivating and incentivizing our existing employees. Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to hire new employees and to retain, motivate, and incentivize existing employees. For example, from the completion of our IPO through March 31, 2023, our closing stock price ranged from a high of $36.77 to a low of $2.15. As such, the underlying value of the equity awards held by our employees also fluctuates. Additionally, if and when the stock options or other equity awards are substantially vested, employees under such equity arrangements may be more likely to leave, particularly when the underlying shares have appreciated.

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

Our operations depend significantly on effective information systems. The information gathered and processed by our information systems assists us in, among other things, generating forecasts used for strategic decisions and pricing, monitoring utilization and other cost factors, processing provider claims, detecting fraud, and providing data to our regulators. Our healthcare providers also depend upon our information systems for membership verifications, claims status, and other information. We partner with third parties, including Amazon, Appian, Atlassian, inContact, and Google, to support our information technology systems. Our information systems and applications require continual maintenance, upgrading, and enhancement to meet our current and expected operational needs and regulatory requirements. If we underestimate the need to expand or experience difficulties with the transition to or from information systems or do not appropriately plan, integrate, maintain, enhance, or expand our information systems, we could suffer, among other things, operational disruptions, loss of existing members and difficulty in attracting new members, regulatory enforcement, and increases in administrative expenses. For example, we are currently migrating our claims system to another internally developed platform, and there is no guarantee that such migration will be completed on time, and if we do not effectively manage this migration, it could result in operational challenges and expenses, member and provider claims, and regulatory fines and penalties. In addition, if our providers, brokers and members do not utilize the technology we deploy to them, we may not be able to efficiently and cost-effectively operate our business. Our ability to integrate and manage our information systems may also be impaired as the result of events outside our control, including acts of nature, such as earthquakes or fires, or acts of terrorism. Also, we may from time to time obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable if such third parties discontinue such services or fail to perform adequately.

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

The ongoing COVID-19 pandemic or another pandemic, epidemic, or outbreak of an infectious disease could significantly increase our costs of operation due to unanticipated changes in law or regulation, population morbidity, or utilization behaviors, adversely impact our operational effectiveness, and heighten the risks we face in our business.

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

As initially disclosed in Part II, Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, in connection with our audit of the consolidated financial statements for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting related to information technology general controls, which continues to exist as of March 31, 2023. As a result, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified in Item 9A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and discussed in subsequent periodic reports did not result in any misstatement of our financial statements. We are in the process of remediating the material weakness.

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

Significant delays in our receipt of direct policy premiums, including as a result of regulatory restrictions on policy cancellations and non-renewals or government shutdowns, could have a material adverse effect on our business, operations, cash flows, or earnings.

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

In addition, as has been widely reported, the U.S. Secretary of the Treasury has stated that the federal government may not be able to meet its debt payments in the relatively near future unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted and the debt ceiling is reached, the federal government may stop or delay making payments on its obligations, or if another federal government shutdown were to occur for a prolonged period of time, federal government payment obligations, including its obligations under Medicare and the Health Insurance Marketplace, may be delayed. Similarly, if state government shutdowns were to occur, state payment obligations may be delayed. If the federal or state governments fail to make payments under these programs on a timely basis, our business, operations, cash flows, or earnings may be materially affected.
Payments from government payors may be delayed in the future, which, if extended for any significant period of time, could have a material adverse effect on our results of operations, financial condition, cash flows or liquidity. In addition, delays in obtaining, or failure to obtain or maintain, governmental approvals, or moratoria imposed by regulatory authorities, could adversely affect our revenues or membership, increase costs or adversely affect our ability to bring new products to market as forecasted. Other changes to our government programs could affect our willingness or ability to participate in any of these programs or otherwise have a material adverse effect on our business, operations, cash flows, or earnings.

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
Increased focus, including from regulators, investors, employees and clients, on ESG matters may result in increased costs (including but not limited to increased costs related to compliance and stakeholder engagement), impact our reputation, or otherwise affect our business performance. Negative public perception, adverse publicity or negative comments in social media could damage our reputation or harm our relationships with regulators, employees or our customers, if we do not, or are not perceived to, adequately address these issues, including if we fail to demonstrate progress towards any current or future ESG goals. Any harm to our reputation could negatively impact employee engagement and retention and the willingness of customers to do business with us. At the same time, various stakeholders may have divergent views on ESG matters. This divergence increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business.
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

The terms of our senior secured credit agreement with Wells Fargo Bank, National Association, as administrative agent, and certain other lenders for the Revolving Credit Facility in the aggregate principal amount of $200 million, may restrict us and our subsidiaries from engaging in specified types of transactions. These covenants, subject to certain limitations and exceptions, restrict our ability, and that of our subsidiaries, to, among other things:

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

As of March 31, 2023, we had outstanding indebtedness due to our issuance in February 2022 of $305.0 million in aggregate principal amount of convertible senior notes due 2031 (the “2031 Notes”) in a private placement. We may incur additional indebtedness in the future, including borrowings under the Revolving Credit Facility. Such indebtedness, including borrowings, if any, under the Revolving Credit Facility, could have significant effects on our business, such as:

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

LIBOR and certain other “benchmarks” have been the subject of continuing national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. A portion of our indebtedness bears interest at variable interest rates, primarily based on LIBOR, which may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. Some tenors of LIBOR were discontinued on December 31, 2021, and the administrator of LIBOR has announced it will cease publishing the remaining LIBOR tenors after June 30, 2023. We cannot predict what impact a transition to the new market benchmark may have on our business, financial condition and results of operations.

The Revolving Credit Facility has interest rate payments determined directly or indirectly based on LIBOR. Uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the performance of LIBOR relative to its historic values. The Revolving Credit Facility contains “hardwired” benchmark replacement provisions with “early opt-in” triggers that permit the replacement of LIBOR prior to the phasing out of published LIBOR rates. The benchmark replacement language contemplates the use of an alternative benchmark rate to be selected by the Administrative Agent. Even if financial instruments are transitioned to alternative benchmarks, such as Secured Overnight Funding Rate, or SOFR, successfully, the new benchmarks are likely to differ from LIBOR, and our interest expense associated with our outstanding indebtedness or any future indebtedness we incur may increase. Further, transitioning to an alternative benchmark rate, such as SOFR, may result in us incurring significant expense and legal risks, as renegotiation and changes to documentation may be required in effecting the transition. Any alternative benchmark rate may be calculated differently than LIBOR and may increase the interest expense associated with our existing or future indebtedness. Any of these occurrences could materially and adversely affect our borrowing costs, financial condition, and results of operations.

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

Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of March 31, 2023, the holders of our outstanding Class B common stock, which consist of Thrive Capital and our Co-Founders, beneficially own 22.1% of our outstanding capital stock and hold 82.5% of the voting power of our outstanding capital stock (assuming the exercise of all options to acquire shares of Class B common stock and the conversion of the 2031 Notes, in each case that are beneficially owned as of March 31, 2023). Thrive Capital and Joshua Kushner (as the sole managing member of the Thrive General Partners), in particular, beneficially own 19.0% of our outstanding capital stock and hold 74.9% of the voting power of our outstanding capital stock as of March 31, 2023. Because of the 20-to-one voting ratio between our Class B common stock and Class A common stock, the holders of Class B common stock, in particular Thrive Capital and Joshua Kushner (as the sole managing member of the Thrive General Partners), collectively control over a majority of the combined voting power of all of our Class A common stock and Class B common stock and therefore will continue to be able to control all matters submitted to our stockholders for approval until a significant portion of such shares of outstanding Class B common stock have been converted to shares of Class A common stock. This concentrated control limits or precludes the ability of our other investors to influence corporate matters for the foreseeable future. For example, Thrive Capital and our Co-Founders have sufficient voting power to determine the outcome with respect to elections of directors, amendments to our certificate of incorporation, amendments to our bylaws that are subject to a stockholder vote, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval for the foreseeable future. In addition, this concentrated control may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. This control may also adversely affect the market price of our Class A common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Oscar Health, Inc.	8-K	001-40154	3.1	3/8/2021
3.2	Amended and Restated Bylaws of Oscar Health Inc.	8-K	001-40154	3.2	3/8/2021
4.1	Specimen Common Stock Certificate of Oscar Health, Inc.	S-1/A	333-252809	4.1	2/22/2021
10.1	Employment Agreement, by and between Oscar Health, Inc. and Mark T. Bertolini, dated March 28, 2023.					*
10.2	Employment Agreement, by and between Oscar Health, Inc. and Mario Schlosser, dated March 28, 2023.					*
10.3	2021 Incentive Award Plan Founder Award Cancellation Agreement by and between Oscar Health, Inc. and Mario Schlosser, dated March 28, 2023.					*
10.4	2021 Incentive Award Plan Founder Award Cancellation Agreement by and between Oscar Health, Inc. and Joshua Kushner, dated March 28, 2023.					*
10.5	First Amendment to the Oscar Health, Inc. 2022 Employee Inducement Incentive Award Plan.	S-8	333-270890	99.2	3/28/2023
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within Exhibit 101)					*

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSCAR HEALTH, INC.

Date: May 9, 2023	By:	/s/ Mark T. Bertolini
Mark T. Bertolini
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Siddhartha Sankaran
Siddhartha Sankaran
Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2023	By:	/s/ Victoria Baltrus
Victoria Baltrus
Chief Accounting Officer
(Principal Accounting Officer)