Form 10-Q
period 2023-06-30
Oscar Health, Inc.
filed 2023-08-09
CIK 1568651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of July 31, 2023
Class A Common Stock, par value $0.00001 per share	186,789,874
Class B Common Stock, par value $0.00001 per share	35,115,807

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
•“health insurance subsidiary” refers to any subsidiary of Oscar Health, Inc. that has applied for or received a license, certification or authorization to sell health plans by any state Department of Insurance, Department of Financial Services, Department of Health, or comparable regulatory authority. As of June 30, 2023, Oscar Health, Inc. had 14 health insurance subsidiaries.
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
•“PMPM” refers to per member per month.
•“Special Enrollment Period” refers to a period outside the Open Enrollment Period or Annual Election Period when an eligible person can enroll in a health plan or make changes to an existing health plan. A person is generally eligible to participate in a Special Enrollment Period if certain qualifying life events occur, such as losing certain health coverage, moving, getting married, having a baby, or adopting a child, or resulting from regulatory requirements. For example in 2023 this included an extension of the Open Enrollment Period in New York for the duration of the COVID-19 public health emergency (“PHE”) which ended on May 11, 2023, and a Special Enrollment Period in California also tied to the duration of the PHE. CMS has also announced a sixteen month Special Enrollment Period for individuals that lose Medicaid or Children's Health Insurance Program coverage as a result of the Medicaid redetermination process, which began April 1, 2023 and will end July 31, 2024.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Oscar Health, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$2,322,069	$1,558,595
Short-term investments	1,255,705	1,397,287
Premiums and accounts receivable	193,079	216,475
Risk adjustment transfer receivable	60,335	49,861
Reinsurance recoverable	353,883	892,887
Other current assets	7,561	6,450
Total current assets	4,192,632	4,121,555
Property, equipment, and capitalized software, net	63,053	59,888
Long-term investments	189,638	222,919
Restricted deposits	27,292	27,483
Other assets	92,330	94,756
Total Assets	$4,564,945	$4,526,601

Liabilities and Stockholders' Equity
Current Liabilities:
Benefits payable	$855,711	$937,727
Risk adjustment transfer payable	1,982,999	1,517,493
Premium deficiency reserve	3,381	4,214
Unearned premiums	73,072	78,998
Accounts payable and other liabilities	261,519	297,841
Reinsurance payable	67,635	427,649
Total current liabilities	3,244,317	3,263,922
Long-term debt	298,388	297,999
Other liabilities	70,275	72,280
Total liabilities	3,612,980	3,634,201
Commitments and contingencies (Note 12)
Stockholders' Equity
Preferred stock, $0.00001 par value; 82,500,000 shares authorized, none issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.00001 par value; 825,000,000 shares authorized, 186,789,874 and 181,176,239 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2	2
Class B common stock, $0.00001 par value; 82,500,000 shares authorized, 35,115,807 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Treasury stock (314,600 shares as of June 30, 2023 and December 31, 2022)	(2,923)	(2,923)
Additional paid-in capital	3,620,766	3,509,007
Accumulated deficit	(2,661,287)	(2,605,987)
Accumulated other comprehensive income (loss)	(6,856)	(9,715)
Total Oscar Health, Inc. stockholders' equity	949,702	890,384
Noncontrolling interests	2,263	2,016
Total stockholders' equity	951,965	892,400
Total Liabilities and Stockholders' Equity	$4,564,945	$4,526,601
See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Premiums before ceded reinsurance	$1,484,538	$1,368,477	$2,910,800	$2,683,541
Reinsurance premiums ceded	(9,572)	(373,882)	(7,208)	(733,545)
Premiums earned	1,474,966	994,595	2,903,592	1,949,996
Administrative services revenue	3,856	20,452	7,741	38,945
Investment income and other revenue	42,713	2,272	79,887	1,143
Total revenue	1,521,535	1,017,319	2,991,220	1,990,084

Operating Expenses
Claims incurred, net	1,181,999	808,639	2,273,591	1,543,205
Other insurance costs	197,784	170,200	425,215	335,602
General and administrative expenses	76,453	80,754	178,603	155,418
Federal and state assessments	72,647	68,749	146,538	138,616
Premium deficiency reserve release	(819)	(4,536)	(833)	(7,741)
Total operating expenses	1,528,064	1,123,806	3,023,114	2,165,100
Loss from operations	(6,529)	(106,487)	(31,894)	(175,016)
Interest expense	6,120	6,141	12,256	10,362
Other expenses (income)	1,612	(793)	7,718	2,260
Loss before income taxes	(14,261)	(111,835)	(51,868)	(187,638)
Income tax expense	1,164	290	3,185	1,807
Net loss	(15,425)	(112,125)	(55,053)	(189,445)
Less: Net income (loss) attributable to noncontrolling interests	103	39	247	(2,129)
Net loss attributable to Oscar Health, Inc.	$(15,528)	$(112,164)	$(55,300)	$(187,316)

Earnings (Loss) per Share
Net loss per share attributable to Oscar Health, Inc., basic and diluted	$(0.07)	$(0.53)	$(0.25)	$(0.89)
Weighted average common shares outstanding, basic and diluted	219,400,458	211,311,494	218,163,533	210,930,686

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(15,425)	$(112,125)	$(55,053)	$(189,445)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(2,377)	(3,015)	2,859	(11,550)
Comprehensive loss	(17,802)	(115,140)	(52,194)	(200,995)

Comprehensive income (loss) attributable to noncontrolling interests	103	39	247	(2,129)
Comprehensive loss attributable to Oscar Health, Inc.	$(17,905)	$(115,179)	$(52,441)	$(198,866)

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)
(unaudited)

	Class A		Class B
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders' Equity
December 31, 2022	181,176,239	$2	35,115,807	$—	$(2,923)	$3,509,007	$(2,605,987)	$(9,715)	$2,016	$892,400
Issuance of common stock from equity incentive plans	2,057,376	—	—	—	—	35	—	—	—	35
Stock-based compensation expense	—	—	—	—	—	73,248	—	—	—	73,248
Joint venture contributions	—	—	—	—	—	471	—	—	—	471
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	—	5,236	—	5,236
Net loss	—	—	—	—	—	—	(39,772)	—	144	(39,628)
March 31, 2023	183,233,615	$2	35,115,807	$—	$(2,923)	$3,582,761	$(2,645,759)	$(4,479)	$2,160	$931,762
Issuance of common stock from equity incentive plans	3,556,259	—	—	—	—	2,551	—	—	—	2,551
Stock-based compensation expense	—	—	—	—	—	35,454	—	—	—	35,454
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	—	(2,377)	—	(2,377)
Net loss	—	—	—	—	—	—	(15,528)	—	103	(15,425)
June 30, 2023	186,789,874	$2	35,115,807	$—	$(2,923)	$3,620,766	$(2,661,287)	$(6,856)	$2,263	$951,965

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

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(55,053)	$(189,445)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred taxes	26	4
Net realized loss on sale of financial instruments	9	508
Depreciation and amortization expense	13,761	7,490
Amortization of debt issuance costs	389	324
Stock-based compensation expense	104,773	54,681
Investment amortization, net of accretion	(15,275)	3,141
Changes in assets and liabilities:
(Increase) / decrease in:
Premiums and accounts receivable	23,396	(35,835)
Risk adjustment transfer receivable	(10,474)	(13,859)
Reinsurance recoverable	539,004	(308,214)
Other assets	1,294	(16,826)
Increase / (decrease) in:
Benefits payable	(82,016)	366,945
Unearned premiums	(5,925)	(2,353)
Premium deficiency reserve	(832)	(7,741)
Accounts payable and other liabilities	(38,330)	(11,125)
Reinsurance payable	(360,015)	225,687
Risk adjustment transfer payable	465,507	703,934
Net cash provided by operating activities	580,239	777,316
Cash flows from investing activities:
Purchase of investments	(537,688)	(312,104)
Sale of investments	19,160	243,400
Maturity of investments	711,453	261,334
Purchase of property, equipment and capitalized software	(12,996)	(12,265)
Change in restricted deposits	(522)	1,023
Net cash provided by investing activities	179,407	181,388
Cash flows from financing activities:
Proceeds from long-term debt	—	305,000
Payments of debt issuance costs	—	(7,035)
Proceeds from joint venture contribution	471	1,271
Proceeds from exercise of stock options	2,586	924
Net cash provided by financing activities	3,057	300,160
Increase in cash, cash equivalents and restricted cash equivalents	762,703	1,258,864
Cash, cash equivalents, restricted cash and cash equivalents—beginning of period	1,580,497	1,125,557
Cash, cash equivalents, restricted cash and cash equivalents—end of period	2,343,200	2,384,421
Cash and cash equivalents	2,322,069	2,362,632
Restricted cash and cash equivalents included in restricted deposits	21,131	21,789
Total cash, cash equivalents and restricted cash and cash equivalents	$2,343,200	$2,384,421

Oscar Health, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited) (continued)

	Six Months Ended June 30,
	2023	2022
Supplemental Disclosures:
Interest payments	$22,636	$9,550
Income tax payments	$400	$1,105

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Direct policy premiums	$1,584,774	$1,660,832	$3,248,248	$3,317,253
Assumed premiums	60,395	34,095	116,330	58,885
Direct and assumed policy premiums	1,645,169	1,694,927	3,364,578	3,376,138
Risk adjustment	(160,631)	(326,450)	(453,778)	(692,597)
Premiums before ceded reinsurance	1,484,538	1,368,477	2,910,800	2,683,541
Reinsurance premiums ceded	(9,572)	(373,882)	(7,208)	(733,545)
Total premiums earned	$1,474,966	$994,595	$2,903,592	$1,949,996

The following table summarizes the amounts of direct policy premiums received directly from CMS as part of APTC and Medicare Advantage for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
APTC	$1,353,871	$1,397,753	$2,777,013	$2,792,256
Medicare Advantage	4,273	15,254	7,760	28,306
Total paid by CMS	$1,358,144	$1,413,007	$2,784,773	$2,820,562

Revenue from contracts with customers
The Company earns fee-based revenue as part of services performed via the +Oscar platform. Administrative services revenue includes revenue earned from administrative services performed as part of the +Oscar platform.
Revenue is recognized in the period the contractual performance obligations are satisfied and measured in an amount that reflects the consideration the Company expects to be entitled to in exchange for performing the services. The timing of the Company's revenue recognition may differ from the timing of payment by customers. A receivable is recorded when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, deferred revenue is recognized when payment is received before the performance obligations are satisfied. As of June 30, 2023 and December 31, 2022, receivables from contracts with customers were $0.6 million and $33.7 million, respectively, and are reported within premiums and accounts receivable on the consolidated balance sheets.
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
In 2023, the Company's existing quota share reinsurance arrangements are accounted for under the deposit accounting method, and XOL and terminated quota share reinsurance agreements currently in runoff are accounted for under reinsurance accounting. For the year ended December 31, 2022, the Company's quota share reinsurance arrangements were accounted for under both reinsurance accounting and deposit accounting.

The table below summarizes the Company's accounting for its quota share reinsurance premiums:

	Three Months Ended June 30,		Six Months Ended June 30,
Summary of Quota Share Reinsurance Program	2023	2022	2023	2022
Percentage of premiums ceded under reinsurance programs (deposit accounting)	45%	29%	46%	29%
Percentage of premiums covered under reinsurance programs (reinsurance accounting)	NM*	18%	NM*	19%
*NM - not meaningful

Reinsurance Contracts Accounted for under Deposit Accounting
Under deposit accounting, a deposit asset or deposit liability is recorded based on the consideration paid or received, irrespective of the experience of the contract. As a result, premiums earned and claims incurred that would have otherwise been ceded under reinsurance accounting are recorded on a net basis on the consolidated balance sheet as a deposit liability within the accounts payable and other liabilities line item. As of June 30, 2023 and December 31, 2022, a deposit liability balance of $7.6 million and $1.8 million, respectively, was recorded for the Company's quota share arrangements accounted for under the deposit accounting method and includes fees retained by the reinsurer, which are recognized within other insurance costs on the statement of operations.

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

The composition of total reinsurance premiums ceded and reinsurance premiums assumed, which are included as components of total premiums earned in the consolidated statement of operations, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Reinsurance premiums ceded, gross	$(7,210)	$(393,857)	$2,868	$(760,968)
Experience refunds	(2,362)	19,975	(10,076)	27,423
Reinsurance premiums ceded	(9,572)	(373,882)	(7,208)	(733,545)
Reinsurance premiums assumed	60,395	34,095	116,330	58,885
Total reinsurance premiums (ceded) and assumed	$50,823	$(339,787)	$109,122	$(674,660)

The Company records claims expense net of reinsurance recoveries. The following table reconciles the total claims expense to the net claims expense as presented in the consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Direct claims incurred	$1,136,687	$1,092,416	$2,184,745	$2,102,451
Ceded reinsurance claims	(14,943)	(316,332)	(18,567)	(616,043)
Assumed reinsurance claims	60,255	32,555	107,413	56,797
Total claims incurred, net	$1,181,999	$808,639	$2,273,591	$1,543,205

The Company records general and administrative expenses net of reinsurance ceding commissions. The following table reconciles total other insurance costs to the amount presented in the consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Other insurance costs, gross	$198,373	$211,216	$424,269	$414,929
Reinsurance ceding commissions	(589)	(41,016)	946	(79,327)
Other insurance costs, net	$197,784	$170,200	$425,215	$335,602

The Company classifies reinsurance recoverable within current assets on its consolidated balance sheets. The composition of the reinsurance recoverable balance is as follows:

	June 30, 2023	December 31, 2022
	(in thousands)
Ceded reinsurance claim recoverables	$344,810	$776,266
Reinsurance ceding commissions	2,319	42,805
Experience refunds on reinsurance agreements	6,754	73,816
Reinsurance recoverable	$353,883	$892,887

Credit Ratings
The financial condition of the Company's reinsurers is regularly evaluated to minimize exposure to significant losses. A key credit quality indicator for reinsurance is the financial strength ratings issued by the credit rating agencies, which provide an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The Company's reinsurers have most recently been issued financial strength ratings of A and A+ (S&P Global and A.M. Best).

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
The following table presents the collective assets and liabilities of the Company's variable interest entities:

	June 30, 2023	December 31, 2022
	(in thousands)
Assets	$118,336	$129,629
Liabilities	$59,182	$78,126

5.    RESTRICTED CASH AND RESTRICTED DEPOSITS

The Company maintains cash, cash equivalents and investments on deposit or pledged primarily to various state agencies in connection with its insurance licensure. The restricted cash and cash equivalents and restricted investments presented below are included in “restricted deposits” in the accompanying consolidated balance sheets.

	June 30, 2023	December 31, 2022
	(in thousands)
Restricted cash and cash equivalents	$21,131	$21,902
Restricted investments	6,161	5,581
Restricted Deposits	$27,292	$27,483

6.    INVESTMENTS

The following tables provide summaries of the Company's investments by major security type as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. treasury and agency securities	$1,163,615	$15	$(5,437)	$1,158,193
Corporate notes	221,141	25	(1,340)	219,826
Certificate of deposit	30,791	—	—	30,791
Commercial paper	21,892	—	—	21,892
Municipalities	14,712	—	(71)	14,641
Total	$1,452,151	$40	$(6,848)	$1,445,343

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. treasury and agency securities	$1,160,430	$89	$(5,237)	$1,155,282
Corporate notes	378,481	66	(4,098)	374,449
Certificate of deposit	38,082	—	—	38,082
Commercial paper	32,730	—	—	32,730
Municipalities	20,091	—	(428)	19,663
Total	$1,629,814	$155	$(9,763)	$1,620,206

The following table summarizes those available-for-sale investments that have been in a continuous loss position for less than 12 months at June 30, 2023 and December 31, 2022.

	June 30, 2023
	Number of Securities	Fair Value	Gross Unrealized Losses
	(in thousands), except no. of securities
U.S. treasury and agency securities	247	$988,549	$(4,135)
Corporate notes	115	138,503	(735)
Total	362	$1,127,052	$(4,870)

	December 31, 2022
	Number of Securities	Fair Value	Gross Unrealized Losses
	(in thousands), except no. of securities
U.S. treasury and agency securities	165	$586,411	$(973)
Corporate notes	138	135,133	(731)
Municipalities	5	3,070	(71)
Total	308	$724,614	$(1,775)

The following table summarizes those available-for-sale securities that have been in a continuous unrealized loss position for longer than twelve months as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	Number of Securities	Fair Value	Gross Unrealized Losses
	(in thousands), except no. of securities
U.S. treasury and agency securities	20	$94,319	$(1,303)
Corporate notes	77	61,478	(604)
Municipalities	12	9,931	(71)
Total	109	$165,728	$(1,978)

	December 31, 2022
	Number of Securities	Fair Value	Gross Unrealized Losses
	(in thousands), except no. of securities
U.S. treasury and agency securities	45	$298,746	$(4,264)
Corporate notes	189	200,745	(3,367)
Municipalities	57	16,594	(357)
Total	291	$516,085	$(7,988)

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

The amortized cost and fair value of the Company's fixed maturity securities as of June 30, 2023 by contractual maturity are shown below. Actual maturities of these securities could differ from their contractual maturities because issuers may have the right to call or prepay obligations, with or without penalties.

	June 30, 2023
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$1,260,999	$1,255,705
Due after one year through five years	191,152	189,638
Total	$1,452,151	$1,445,343

Net investment income was attributable to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Interest income	$33,193	$2,385	$61,968	$3,082
Investment discount amortization net of premium accretion	8,258	(1,210)	15,582	(3,129)
Net realized gains (losses)	34	72	(9)	(509)
Total	$41,485	$1,247	$77,541	$(556)

The accrued investment income balances presented below are included within other current assets in the consolidated balance sheets.

	June 30, 2023	December 31, 2022
	(in thousands)
Accrued investment income	$6,842	$5,074

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

The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$180,445	$—	$—	$180,445
Investments
U.S. treasury and agency securities	$—	$1,158,193	$—	$1,158,193
Corporate notes	—	219,826	—	219,826
Certificates of deposit	—	30,791	—	30,791
Commercial paper	—	21,892	—	21,892
Municipalities	—	14,641	—	14,641
Restricted investments
U.S. treasury securities	$—	$6,161	$—	$6,161
Total Assets	$180,445	$1,451,504	$—	$1,631,949

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets	(in thousands)
Cash equivalents	$104,456	$13,998	$—	$118,454
Investments
U.S. treasury and agency securities	$—	$1,155,282	$—	$1,155,282
Corporate notes	—	374,449	—	374,449
Certificates of deposit	—	38,082	—	38,082
Commercial paper	—	32,730	—	32,730
Municipalities	—	19,663	—	19,663
Restricted investments
U.S. treasury securities	$—	$5,581	$—	$5,581
Total Assets	$104,456	$1,639,785	$—	$1,744,241

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
The following table provides a rollforward of the Company’s beginning and ending benefits payable and claims adjustment expenses ("CAE") payable balances for the six months ended June 30, 2023 and 2022:

	As of June 30, 2023
	Benefits Payable	Unallocated Claims Adjustment Expense	Total
	(in thousands)
Benefits payable, beginning of the period	$937,727	$12,712	$950,439
Less: Reinsurance recoverable	277,944	—	277,944
Benefits payable, beginning of the period, net	$659,783	$12,712	$672,495

Claims incurred and CAE
Current year	$2,258,751	$55,228	$2,313,979
Prior years	14,840	—	14,840
Total claims incurred and CAE, net	$2,273,591	$55,228	$2,328,819

Claims paid and CAE
Current year	$1,697,677	$47,449	$1,745,126
Prior years	467,891	8,759	476,650
Total claims and CAE paid, net	$2,165,568	$56,208	$2,221,776

Benefits and CAE payable, end of period, net	$767,806	$11,732	$779,538
Add: Reinsurance recoverable	87,905	—	87,905
Benefits and CAE payable, end of period	$855,711	$11,732	$867,443

	As of June 30, 2022
	Benefits Payable	Unallocated Claims Adjustment Expense	Total
	(in thousands)
Benefits payable, beginning of the period	$513,582	$9,101	$522,683
Less: Reinsurance recoverable	159,180	—	159,180
Benefits payable, beginning of the period, net	$354,402	$9,101	$363,503

Claims incurred and CAE
Current year	$1,551,487	$88,266	$1,639,753
Prior years	(8,282)	—	(8,282)
Total claims incurred and CAE, net	$1,543,205	$88,266	$1,631,471

Claims paid and CAE
Current year	$1,121,871	$72,590	$1,194,461
Prior years	178,064	9,101	187,165
Total claims and CAE paid, net	$1,299,935	$81,691	$1,381,626

Benefits and CAE payable, end of period, net	$597,671	$15,676	$613,347
Add: Reinsurance recoverable	282,856	—	282,856
Benefits and CAE payable, end of period	$880,527	$15,676	$896,203

Amounts incurred related to prior periods vary from previously estimated liabilities as more claim information becomes available and claims are ultimately settled. The unfavorable development recognized in the six months ended June 30, 2023 resulted primarily from medical claims experience developing more unfavorably than originally expected.

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
As of June 30, 2023, the net carrying amount of the 2031 Notes was $298.4 million, with unamortized debt discount and issuance costs of $6.6 million. The Company classified the fair value of the 2031 Notes as a level 3 measurement due to the lack of observable market data over fair value inputs such as stock price volatility over the term of the 2031 Notes and the Company's cost of debt. The estimated fair value of the 2031 Notes as of June 30, 2023 was $362.1 million.
The following table presents the interest expense indicating an effective interest rate of 7.61% over the term of the 2031 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Coupon interest expense	$5,528	$5,529	$11,056	$9,214
Amortization of debt discount and issuance costs	195	194	389	324
Total interest expense	$5,723	$5,723	$11,445	$9,538
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

Under the terms of the Revolving Credit Facility, borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, either (a) an adjusted term secured overnight financing rate ("SOFR"), plus an applicable margin of 4.50% (SOFR is calculated based on one-, three- or six-month SOFR, or such other period as agreed by all relevant Lenders, which is determined by reference to the SOFR administrator’s website, but not less than 1.00%), or (b) a rate per annum equal to the Alternate Base Rate, as defined in the Revolving Credit Facility, plus the applicable margin of 3.50% (the Alternate Base Rate is equal to the highest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, and (iii) SOFR based on a one-month interest period, plus 1.00%). The Revolving Credit Facility also includes a commitment fee of 0.50% for available but undrawn amounts and other administrative fees that are payable quarterly. The Revolving Credit Facility is available until February 2024, provided the Company is in compliance with all covenants. Financial covenant requirements include maintaining minimum thresholds related to direct policy premiums and liquidity and a maximum combined ratio.
As of June 30, 2023, there were no outstanding borrowings under the Revolving Credit Facility.

10.    EARNINGS (LOSS) PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to Oscar Health, Inc	$(15,528)	$(112,164)	$(55,300)	$(187,316)

Denominator:
Weighted average shares of common stock outstanding, basic and diluted	219,400,458	211,311,494	218,163,533	210,930,686

Net loss per share attributable to Oscar Health, Inc., basic and diluted	$(0.07)	$(0.53)	$(0.25)	$(0.89)
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
The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share attributable to Oscar Health, Inc. because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2023	2022
Stock options to purchase common stock	27,676,372	31,000,627
Restricted stock units	30,252,970	18,434,621
Performance-based restricted stock units	9,440,758	6,966,861
Shares underlying convertible notes (Note 9)	36,652,491	36,652,491
Total	104,022,591	93,054,600

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
In addition, on May 12, 2022, a securities class action lawsuit against the Company, certain of its directors and officers, and the underwriters that participated in the Company’s initial public offering was commenced in the United States District Court for the Southern District of New York, captioned Carpenter v. Oscar Health, Inc., et al., Case No. 1:22-CV-03885(S.D.N.Y.) (the “Securities Action”). The initial complaint in the Securities Action asserted violations of Sections 11 and 15 of the Securities Act based on the Company’s purported failure to disclose in its IPO registration statement growing COVID-19 testing and treatment costs, the impact of significant Special Enrollment Period membership, and risk adjustment data validation results for 2019 and 2020. By Court orders dated September 27, 2022 and December 13, 2022, the Court appointed a lead plaintiff and lead counsel on behalf of the putative class. An amended complaint filed on December 6, 2022 asserts the same violations of Sections 11 and 15 of the Securities Act, but this time based on the Company’s alleged failure to disclose in its IPO registration statement purportedly inadequate controls and systems in connection with the risk adjustment data validation audit for 2019, alleging that this purported omission caused losses and damages for members of the putative class. The amended complaint seeks unspecified compensatory damages as well as interest, fees and costs. On April 4, 2023, the Company moved to dismiss the amended complaint. Briefing on the motion was completed on July 7, 2023. The Company believes it has meritorious defenses to these claims. At this time, the Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

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

13.    CANCELLATION OF FOUNDERS AWARDS
On March 28, 2023, the Company’s Co-Founders, Mario Schlosser (the Company’s President of Technology and Chief Technology Officer and former Chief Executive Officer) and Joshua Kushner (the Company’s Vice Chairman), recommended to the Company’s Board of Directors that they should cancel and terminate the applicable awards that were granted to them in connection with the Company’s initial public offering (the “Founders Awards”). This recommendation was made in support of reducing the dilutive effects of equity awards granted on April 3, 2023 to Mark T. Bertolini in connection with his appointment as the Company’s Chief Executive Officer, effective April 3, 2023, and the Company’s annual employee equity awards granted in 2023. On March 28, 2023, Mr. Schlosser and Mr. Kushner each entered into an agreement to cancel and terminate his Founders Award, which consisted of PSUs covering 4,229,853 shares (for Mr. Schlosser) and 2,114,926 shares (for Mr. Kushner) of the Company’s Class A common stock.
As a result of this cancellation, during the three months ended March 31, 2023, the Company recognized approximately $46.3 million of accelerated stock-based compensation expense that would have otherwise been recognized over the remaining vesting period of the awards. Stock-based compensation expense is included within the other insurance costs and general and administrative expenses line items on the consolidated statements of operations.

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

We currently have quota share reinsurance arrangements with more than one counterparty with multiple state-level treaties. During the three and six months ended June 30, 2023 approximately 45% and 46%, respectively, of our premiums were covered by quota share reinsurance. During the year ended December 31, 2022, approximately 47% of our premiums were covered by quota share reinsurance. Refer to Note 3 - Reinsurance for a description of the accounting methods used to record our quota share reinsurance arrangements.

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

Our risk transfer estimates are subject to a high degree of estimation and variability, and are affected by the relative risk of our members, and in the case of ACA, relative to that of other insurers. In the Individual and Small Group lines, there is a higher degree of uncertainty associated with estimates of risk transfers at the beginning of the policy year resulting from composition of the risk score being based on concurrent claim data. Furthermore, there is additional uncertainty for both markets and blocks of business that experienced high growth compounded by the lack of credible experience data on the newly enrolling population. However, the majority of our population in 2023 is renewals, and we expect that this mix shift will result in a lower risk transfer as a percentage of premiums. Actual risk adjustment calculations and transfers could materially differ from our assumptions.

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

Members
Our membership is measured as of a particular point in time and is concentrated in the Individual market. Membership typically declines throughout the year due to retroactive disenrollments, as a result of Special Enrollment Periods, and the removal of members for non-payment or in accordance with our fraud, waste and abuse, and other operating policies. The majority of our member growth occurs in connection with the annual Open Enrollment Period. Individual plan membership is historically at its highest at the beginning of the year. For Small Group products, a large portion of membership is acquired between December 1 and January 1, with the remaining members acquired throughout the balance of the year. These patterns can be affected by legislative or regulatory actions, Special Enrollment Periods or other market dynamics that allow the overall market to grow throughout the year.

Refer to the “Liquidity and Capital Resources” section in this Quarterly Report on Form 10-Q for a description of how we are working to prudently manage our membership growth and capital resources.

Claims Incurred
Our medical expenses are impacted by seasonal effects of medical costs such as the number of days and holidays in a given period, and the utilization of deductibles and out-of-pocket maximums over the course of the policy year, which shifts more costs to us in the second half of the year as we pay a higher proportion of covered claims costs. Our medical costs can also exhibit seasonality depending on changes in the risk profile of our membership, and the proportion of our membership that is new in the calendar year. For example, covered pharmacy costs tend to be lower in the early part of the year for new business. The emergence of medical claims has differed from that in prior years due to the aforementioned drivers, and further mix shifts may continue to alter medical claim incurred patterns in the remainder of 2023 and future periods.

Impact of COVID-19
We continue to monitor and assess the impact of the COVID-19 pandemic on our business.

To date, we have experienced changes in the utilization patterns of our members, as the COVID-19 pandemic affected the United States. In 2020, we experienced depressed non-COVID-19 related medical costs as a result of the pandemic and as vaccination rates increased nationally, members resumed their utilization of healthcare including care that was deferred, resulting in increased medical claims expenses. However, this trend may reverse as a result of any resurgence of COVID-19 variants.

The full extent of the impact of the COVID-19 pandemic is unknown and depends on factors beyond our knowledge and control.

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

As a result of the changing market dynamics following market exits by certain carriers in 2022, the Company proactively engaged its regulators regarding options to manage its membership growth. Prior to Open Enrollment for 2023, the Company requested that regulators limit its membership growth in Florida above a certain threshold so that total membership across all markets would be within its previously announced target range of 900,000 to 1,100,000 members at the close of Open Enrollment, which the Company believed would enable it to prudently manage its capital position. Due to strong Open Enrollment performance, the threshold was met and the Company temporarily stopped accepting new members in Florida for plan year 2023; however, current members were still able to re-enroll. On August 5, 2023, we received regulatory approval to remove the enrollment restriction, and therefore the Company expects to be able to accept new Health Insurance Marketplace members in Florida in the coming weeks. In addition, the Company will accept new members in Florida during the Open Enrollment Period for 2024, which begins on November 1, 2023. For further information, see “Risk Factors — Risks Most Material to Us – Our business, financial condition, and results of operations may be harmed if we fail to execute our strategy and manage our growth effectively.”

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

Financial Results Summary

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Premiums before ceded reinsurance	$1,484,538	$1,368,477	$2,910,800	$2,683,541
Reinsurance premiums ceded	(9,572)	(373,882)	(7,208)	(733,545)
Premiums earned	$1,474,966	$994,595	$2,903,592	$1,949,996
Total revenue	$1,521,535	$1,017,319	$2,991,220	$1,990,084
Total operating expenses	$1,528,064	$1,123,806	$3,023,114	$2,165,100
Net loss	$(15,425)	$(112,125)	$(55,053)	$(189,445)

Key Operating and Non-GAAP Financial Metrics

	As of June 30,
Membership by Offering	2023	2022
Individual and Small Group	900,228	986,017
Medicare Advantage	1,843	4,658
Cigna + Oscar (1)	68,472	46,045
Total	970,543	1,036,720
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
Membership decreased 6% to 970,543 as of June 30, 2023, from 1,036,720 as of June 30, 2022. The decrease in membership was driven by the steps management took to proactively manage our membership levels during the 2023 Open Enrollment Period to a level that enabled us to prudently manage our capital, partially offset by an increase in new Cigna+Oscar members served.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Direct and Assumed Policy Premiums (in thousands)	$1,645,169	$1,694,927	$3,364,578	$3,376,138
Medical Loss Ratio	79.9%	82.2%	78.2%	79.9%
InsuranceCo Administrative Expense Ratio	16.7%	19.5%	17.7%	19.7%
InsuranceCo Combined Ratio	96.7%	101.7%	95.8%	99.6%
Adjusted Administrative Expense Ratio	19.5%	23.7%	20.6%	23.7%
Adjusted EBITDA(1) (in thousands)	$35,572	$(75,805)	$86,640	$(112,845)
(1) Adjusted EBITDA is a non-GAAP measure. See “Adjusted EBITDA” below for a reconciliation to net loss, the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.
Direct and Assumed Policy Premiums
Direct Policy Premiums are defined as the premiums collected from our members or from the federal government during the period indicated, before risk adjustment and reinsurance. These premiums include APTC, or premium subsidies, which are available to individuals and families with certain annual incomes. Assumed Policy Premiums are premiums we receive primarily as part of our reinsurance arrangement under our Cigna+Oscar small group plan offering, and are presented here net of Risk Adjustment for these assumed policies. We believe Direct and Assumed Policy Premiums is an important metric to assess the growth of our individual and small group plan offerings going forward. Management also views Direct and Assumed Policy Premiums as a key operating metric because each of our MLR, InsuranceCo Administrative Expense Ratio, InsuranceCo Combined Ratio and Adjusted Administrative Expense Ratio are calculated on the basis of Direct and Assumed Policy Premiums.

Direct and Assumed Policy Premiums decreased for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, driven primarily by the steps management took to proactively manage our membership levels during the 2023 Open Enrollment Period to a level that enabled us to prudently manage our capital, partially offset by rate increases.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Direct claims incurred before ceded reinsurance (1)	$1,136,687	$1,092,416	$2,184,745	$2,102,451
Assumed reinsurance claims	60,255	32,555	107,413	56,797
Excess of loss ceded claims (2)	(1,474)	1,509	(5,620)	(9,924)
State reinsurance (3)	(10,683)	(6,946)	(16,596)	(18,275)
Net claims before ceded quota share reinsurance (A)	$1,184,785	$1,119,534	$2,269,942	$2,131,049

Premiums before ceded reinsurance (4)	$1,484,538	$1,368,477	$2,910,800	$2,683,541
Excess of loss reinsurance premiums (5)	(2,233)	(6,638)	(6,524)	(14,766)
Net premiums before ceded quota share reinsurance (B)	$1,482,305	$1,361,839	$2,904,276	$2,668,775
Medical Loss Ratio (A divided by B)	79.9%	82.2%	78.2%	79.9%
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

MLR improved for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, primarily due to a disciplined pricing strategy and total cost of care initiatives.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Other insurance costs	$197,784	$170,200	$425,215	$335,602
Impact of quota share reinsurance (1)	(6,967)	39,189	(16,262)	75,668
Stock-based compensation expense	(14,637)	(12,411)	(41,791)	(25,489)
Federal and state assessment of health insurance subsidiaries	71,913	68,561	145,480	138,772
Health insurance subsidiary adjusted administrative expenses (A)	$248,093	$265,539	$512,642	$524,553

Premiums before ceded reinsurance (2)	$1,484,538	$1,368,477	$2,910,800	$2,683,541
Excess of loss reinsurance premiums	(2,233)	(6,638)	(6,524)	(14,766)
Net premiums before ceded quota share reinsurance (B)	$1,482,305	$1,361,839	$2,904,276	$2,668,775
InsuranceCo Administrative Expense Ratio (A divided by B)	16.7%	19.5%	17.7%	19.7%
(1)Includes ceding commissions received from reinsurers, net of the impact of deposit accounting of $(7,557) and $(1,827) for the three months ended June 30, 2023 and 2022, respectively, and $(15,316) and $(3,659) for the six months ended June 30, 2023 and 2022, respectively.
(2)See Note 2 - Revenue Recognition to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for an explanation of premiums before ceded reinsurance.

The InsuranceCo Administrative Expense Ratio improved for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, primarily driven by lower distribution expenses.
InsuranceCo Combined Ratio
InsuranceCo Combined Ratio is defined as the sum of MLR and InsuranceCo Administrative Expense Ratio. We believe this ratio best represents the core performance of the insurance business, prior to the impact of quota share and net investment income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Medical Loss Ratio	79.9%	82.2%	78.2%	79.9%
InsuranceCo Administrative Expense Ratio	16.7%	19.5%	17.7%	19.7%
InsuranceCo Combined Ratio	96.7%	101.7%	95.8%	99.6%

The InsuranceCo Combined Ratio improved for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, consistent with the improvement in the MLR and InsuranceCo Administrative Expense Ratio.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Total Operating Expenses	$1,528,064	$1,123,806	$3,023,114	$2,165,100
Claims incurred, net	(1,181,999)	(808,639)	(2,273,591)	(1,543,205)
Premium deficiency reserve release	819	4,536	833	7,741
Impact of quota share reinsurance (1)	(6,967)	39,189	(16,262)	75,668
Total Administrative Expenses	$339,917	$358,892	$734,094	$705,304
Stock-based compensation expense	(33,279)	(26,991)	(104,773)	(54,681)
Depreciation and amortization	(8,822)	(3,691)	(13,761)	(7,490)
Adjusted Administrative Expenses (A)	$297,816	$328,210	$615,560	$643,133
Total Revenue	$1,521,535	$1,017,319	$2,991,220	$1,990,084
Reinsurance premiums ceded	9,572	373,882	7,208	733,545
Excess of loss reinsurance premiums	(2,233)	(6,638)	(6,524)	(14,766)
Adjusted Total Revenue (B)	$1,528,874	$1,384,563	$2,991,904	$2,708,863
Adjusted Administrative Expense Ratio (A divided by B)	19.5%	23.7%	20.6%	23.7%
(1)Includes ceding commissions received from reinsurers, net of the impact of deposit accounting of $(7,557) and $(1,827) for the three months ended June 30, 2023 and 2022, respectively, and $(15,316) and $(3,659) for the six months ended June 30, 2023 and 2022, respectively.

The Adjusted Administrative Expense Ratio improved for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022. The improvement was primarily due to lower distribution expenses, variable expense efficiencies and higher investment income.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net loss	$(15,425)	$(112,125)	$(55,053)	$(189,445)
Interest expense	6,120	6,141	12,256	10,362
Other expenses (income)	1,612	(793)	7,718	2,260
Income tax expense	1,164	290	3,185	1,807
Depreciation and amortization	8,822	3,691	13,761	7,490
Stock-based compensation(1)	33,279	26,991	104,773	54,681
Adjusted EBITDA	$35,572	$(75,805)	$86,640	$(112,845)
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
Administrative Services Revenue
Administrative services revenue includes revenue earned from administrative services performed as part of the +Oscar platform.
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

Results of Operations

Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands)
Revenue
Premiums before ceded reinsurance	$1,484,538	$1,368,477	$116,061	8%
Reinsurance premiums ceded	(9,572)	(373,882)	364,310	(97)%
Premiums earned	1,474,966	994,595	480,371	48%
Administrative services revenue	3,856	20,452	(16,596)	(81)%
Investment income and other revenue	42,713	2,272	40,441	NM*
Total revenue	1,521,535	1,017,319	504,216	50%
Operating Expenses
Claims incurred, net	1,181,999	808,639	373,360	46%
Other insurance costs	197,784	170,200	27,584	16%
General and administrative expenses	76,453	80,754	(4,301)	(5)%
Federal and state assessments	72,647	68,749	3,898	6%
Premium deficiency reserve release	(819)	(4,536)	3,717	(82)%
Total operating expenses	1,528,064	1,123,806	404,258	36%
Loss from operations	(6,529)	(106,487)	99,958	(94)%
Interest expense	6,120	6,141	(21)	—%
Other expenses (income)	1,612	(793)	2,405	(303)%
Loss before income taxes	(14,261)	(111,835)	97,574	(87)%
Income tax expense	1,164	290	874	301%
Net loss	$(15,425)	$(112,125)	$96,700	(86)%
*NM - not meaningful

Premiums Before Ceded Reinsurance
Premiums before ceded reinsurance increased $116.1 million, or 8%, to $1.5 billion for the three months ended June 30, 2023, from $1.4 billion for the three months ended June 30, 2022. The increase was primarily due to lower risk transfer per member as a percent of premium coupled with higher per member premiums from rate actions on the Individual book and serving new Cigna+Oscar members at higher rates.

Reinsurance Premiums Ceded
Reinsurance premiums ceded decreased $364.3 million, or 97%, to $9.6 million for the three months ended June 30, 2023, from $373.9 million for the three months ended June 30, 2022. This change reflects revisions to our 2023 quota share reinsurance program to terminate a contract that had been in place for the 2022 policy year and accounted for under reinsurance accounting, and to enter into a new quota share arrangement for the 2023 policy year that is being accounted for under deposit accounting.

Administrative Services Revenue
Administrative services revenue decreased $16.6 million to $3.9 million for the three months ended June 30, 2023, from $20.5 million for the three months ended June 30, 2022. This decrease was driven by the termination of our arrangement with Health First Shared Services, Inc. (“Health First”) and transition of services from +Oscar to Health First effective December 31, 2022.

Investment Income and Other Revenue
Investment income and other revenue increased to $42.7 million for the three months ended June 30, 2023, from $2.3 million for the three months ended June 30, 2022, primarily due to higher investment yields and higher interest rates.

Claims Incurred, Net
Claims incurred, net, increased $373.4 million, or 46%, to $1.2 billion for the three months ended June 30, 2023, from $808.6 million for the three months ended June 30, 2022. The increase was primarily due to revisions to our 2023 quota share reinsurance program to terminate a contract that had been in place for the 2022 policy year and accounted for under reinsurance accounting, and to enter into a new quota share arrangement for the 2023 policy year that is being accounted for under deposit accounting.

Other Insurance Costs
Other insurance costs increased $27.6 million, or 16%, to $197.8 million for the three months ended June 30, 2023, from $170.2 million for the three months ended June 30, 2022. The increase was primarily attributable to revisions to our 2023 quota share reinsurance program to terminate a contract that had been in place for the 2022 policy year and accounted for under reinsurance accounting and to enter into a new quota share arrangement for the 2023 policy year that is being accounted for under deposit accounting. The increase was partially offset by lower distribution expenses.

General and Administrative Expenses
General and administrative expenses decreased $4.3 million, or 5%, to $76.5 million for the three months ended June 30, 2023, from $80.8 million for the three months ended June 30, 2022. The decrease was primarily attributable to lower vendor related costs.

Federal and State Assessments
Federal and state assessments increased $3.9 million, or 6%, to $72.6 million for the three months ended June 30, 2023, from $68.7 million for the three months ended June 30, 2022, which was primarily due to higher premiums.

Premium Deficiency Reserve Release
Premium deficiency reserve release decreased $3.7 million to $0.8 million for the three months ended June 30, 2023, from $4.5 million for the three months ended June 30, 2022, due to lower premium deficiency reserve established at the end of 2022 as compared to the reserve established at the end of 2021.

Income Tax Expense (Benefit)
Our effective tax rate for the three months ended June 30, 2023 and June 30, 2022 was approximately (8.17)% and (0.26)%, respectively.

Results of Operations

Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022

The following table sets forth our results of operations for the periods indicated:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands)
Revenue
Premiums before ceded reinsurance	$2,910,800	$2,683,541	$227,259	8%
Reinsurance premiums ceded	(7,208)	(733,545)	726,337	(99)%
Premiums earned	2,903,592	1,949,996	953,596	49%
Administrative services revenue	7,741	38,945	(31,204)	(80)%
Investment income and other revenue	79,887	1,143	78,744	NM*
Total revenue	2,991,220	1,990,084	1,001,136	50%
Operating Expenses
Claims incurred, net	2,273,591	1,543,205	730,386	47%
Other insurance costs	425,215	335,602	89,613	27%
General and administrative expenses	178,603	155,418	23,185	15%
Federal and state assessments	146,538	138,616	7,922	6%
Premium deficiency reserve release	(833)	(7,741)	6,908	(89)%
Total operating expenses	3,023,114	2,165,100	858,014	40%
Loss from operations	(31,894)	(175,016)	143,122	(82)%
Interest expense	12,256	10,362	1,894	18%
Other expenses (income)	7,718	2,260	5,458	242%
Loss before income taxes	(51,868)	(187,638)	135,770	(72)%
Income tax expense	3,185	1,807	1,378	76%
Net loss	$(55,053)	$(189,445)	$134,392	(71)%

*NM - not meaningful

Premiums Before Ceded Reinsurance
Premiums before ceded reinsurance increased $227.3 million, or 8%, to $2.9 billion for the six months ended June 30, 2023, from $2.7 billion for the six months ended June 30, 2022. The increase was primarily due to lower risk transfer per member as a percent of premium coupled with higher per member premiums from rate actions on the Individual book and serving new Cigna+Oscar members at higher rates.

Reinsurance Premiums Ceded
Reinsurance premiums ceded decreased $726.3 million, or 99%, to $7.2 million for the six months ended June 30, 2023, from $733.5 million for the six months ended June 30, 2022. This change reflects revisions to our 2023 quota share reinsurance program to terminate a contract that had been in place for the 2022 policy year and accounted for under reinsurance accounting, and to enter into a new quota share arrangement for the 2023 policy year that is being accounted for under deposit accounting.

Administrative Services Revenue
Administrative services revenue decreased $31.2 million to $7.7 million for the six months ended June 30, 2023, from $38.9 million for the six months ended June 30, 2022. This decrease was driven by the termination of our arrangement with Health First Shared Services, Inc. (“Health First”) and transition of services from +Oscar to Health First effective December 31, 2022.

Investment Income and Other Revenue
Investment income and other revenue increased to $79.9 million for the six months ended June 30, 2023, from $1.1 million for the six months ended June 30, 2022, primarily due to higher investment yields and higher interest rates.

Claims Incurred, Net
Claims incurred, net, increased $730.4 million, or 47%, to $2.3 billion for the six months ended June 30, 2023, from $1.5 billion for the six months ended June 30, 2022. The increase was primarily due to revisions to our 2023 quota share reinsurance program to terminate a contract that had been in place for the 2022 policy year and accounted for under reinsurance accounting, and to enter into a new quota share arrangement for the 2023 policy year that is being accounted for under deposit accounting.

Other Insurance Costs
Other insurance costs increased $89.6 million, or 27%, to $425.2 million for the six months ended June 30, 2023, from $335.6 million for the six months ended June 30, 2022. The increase was primarily attributable to revisions to our 2023 quota share reinsurance program to terminate a contract that had been in place for the 2022 policy year and accounted for under reinsurance accounting and to enter into a new quota share arrangement for the 2023 policy year that is being accounted for under deposit accounting. Additional increase was attributable to the acceleration of the non-cash stock compensation expense associated with the cancellation of the Founders Awards. The increase was partially offset by lower distribution expenses.

General and Administrative Expenses
General and administrative expenses increased $23.2 million, or 15%, to $178.6 million for the six months ended June 30, 2023, from $155.4 million for the six months ended June 30, 2022. The increase was primarily attributable to the acceleration of the non-cash stock compensation expense associated with the cancellation of the Founders Awards.

Federal and State Assessments
Federal and state assessments increased $7.9 million, or 6%, to $146.5 million for the six months ended June 30, 2023, from $138.6 million for the six months ended June 30, 2022, which was primarily due to higher premiums.

Premium Deficiency Reserve Release
Premium deficiency reserve release decreased $6.9 million to $0.8 million for the six months ended June 30, 2023, from $7.7 million for the six months ended June 30, 2022, due to lower premium deficiency reserve established at the end of 2022 as compared to the reserve established at the end of 2021.

Income Tax Expense (Benefit)
Our effective tax rate for the six months ended June 30, 2023 and June 30, 2022 was approximately (6.14)% and (0.96)%, respectively.

Liquidity and Capital Resources

Overview

We maintain liquidity at two levels of our corporate structure, through our health insurance subsidiaries and through Holdco, our consolidated subsidiaries excluding our regulated insurance subsidiaries.

The majority of the assets held by our health insurance subsidiaries is in the form of cash and cash equivalents and investments. As of June 30, 2023 and December 31, 2022, total cash and cash equivalents and investments held by our health insurance subsidiaries was $3.5 billion and $2.9 billion, respectively, of which $17.5 million and $17.7 million, respectively, was on deposit with regulators as required for statutory licensing purposes and are classified as restricted deposits on the balance sheet.

Our health insurance subsidiaries’ states of domicile have statutory minimum capital requirements that are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The combined statutory capital and surplus of our health insurance subsidiaries was $841.8 million and $701.5 million at June 30, 2023 and December 31, 2022, respectively, which was in compliance with and in excess of the minimum capital requirements for each period. The health insurance subsidiaries historically have required capital contributions from Parent to maintain minimum levels. The health insurance subsidiaries may be subject to additional capital and surplus requirements in the future, as a result of factors such as increasing membership and medical costs, which may require us to incur additional indebtedness, sell capital stock, or access other sources of funding in order to fund such requirements. During periods of increased volatility, such as the current macroeconomic environment, adverse securities and credit markets, including due to rising interest rates, may exert downward pressure on the availability of liquidity and credit capacity for certain issuers, and any such funding may not be available on favorable terms, or at all. As a result of changing market dynamics following market exits by certain carriers in 2022, we proactively engaged regulators regarding options to manage our membership growth to a level at the end of the 2023 Open Enrollment Period that enabled us to prudently manage our capital. The membership enrollment restrictions that were put in place have been removed, and for additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments, Trends and Other Factors Impacting Performance—Regulatory Update.”

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

Our health insurance subsidiaries also utilize quota share reinsurance arrangements to reduce our minimum capital and surplus requirements, which are designed to enable us to efficiently deploy capital to fund our growth. During the six months ended June 30, 2023 and the year ended December 31, 2022, Parent made $12.5 million and $423.5 million of capital contributions, respectively, to the health insurance subsidiaries. We estimate that had we not had any quota share reinsurance arrangements in place, the insurance subsidiaries would have been required to hold approximately $463.4 and $446.8 million of additional capital as of June 30, 2023 and December 31, 2022, respectively, which Parent would have been required to fund. The actual amount of any required capital contributions to our insurance subsidiaries may differ at any given time depending on each insurance subsidiary’s capital adequacy. For additional information on our capital contributions and reinsurance arrangements, see “Risk Factors—Risks Related to our Business—We utilize quota share reinsurance to reduce our capital and surplus requirements and protect against downside risk on medical claims. If regulators do not approve our reinsurance agreements for this purpose, or if we cannot negotiate renewals of our quota share arrangements on acceptable terms, or at all, enter into new agreements with reinsurers, or otherwise obtain capital through debt or equity financings, our capital position would be negatively impacted, and we could fall out of compliance with applicable regulatory requirements” and “Risk Factors—Risks Most Material to Us—Our business, financial condition, and results of operations may be harmed if we fail to execute our strategy and manage our growth effectively,” each in this Quarterly Report on Form 10-Q.

The majority of the assets held by Holdco are in the form of cash and cash equivalents and investments. As of June 30, 2023 and December 31, 2022, total cash and cash equivalents and investments held by Holdco was $250.5 million and $342.0 million, respectively, of which $9.8 million was restricted for both 2023 and 2022. Based on our current forecast, we believe the cash, and cash equivalents and investments held by Holdco, not including restricted cash, will be sufficient to fund our operating requirements for at least the next twelve months.

Our cash flows used in operations may differ substantially from our net loss due to non-cash charges or due to changes in balance sheet accounts. The timing of our cash flows from operating activities can also vary among periods due to the timing of payments made or received. Some of our payments and receipts, including risk adjustment and subsequent reinsurance receipts, can be significant. For example, during the third quarter of 2023, we expect to make a payment through our health insurance subsidiaries of approximately $1.4 billion into the risk adjustment program for the 2022 policy year. Therefore, their timing can influence cash flows from operating activities in any given period which would have a negative impact on our operating cash flows.

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
Revolving Credit Facility
On February 21, 2021, we entered into a senior secured credit agreement (the "Revolving Credit Facility"), with Wells Fargo Bank, National Association as administrative agent, and certain other lenders for a revolving loan credit facility in the aggregate principal amount of $200 million. The Revolving Credit Facility is guaranteed by Oscar Management Corporation, each wholly owned subsidiary of Oscar, and all of our future direct and indirect subsidiaries (in each case, subject to certain permitted exceptions, including exceptions for guarantees that would require material governmental consents or in respect of joint venture) (the "Guarantors"). Our Revolving Credit Facility is secured by a lien on substantially all of our and the Guarantors’ assets (subject to certain exceptions). Proceeds are to be used solely for general corporate purposes of the Company. The Revolving Credit Facility is available until February 2024, provided we are in compliance with all covenants.
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

As of June 30, 2023, there were no outstanding borrowings under the Revolving Credit Facility.

Interest Rate, Commitment Fees
The interest rate applicable to borrowings under our Revolving Credit Facility is determined as follows, at our option: (a) a rate per annum equal to an adjusted term secured overnight financing rate (“SOFR”) plus an applicable margin of 4.50% (SOFR is calculated based on one-, three- or six-month SOFR, or such other period as agreed by all relevant Lenders, which is determined by reference to the SOFR administrator’s website, but not less than 1.00%), or (b) a rate per annum equal to the Alternate Base Rate, as defined in the Revolving Credit Facility, plus the applicable margin of 3.50% (the Alternate Base Rate is equal to the highest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, and (iii) SOFR based on a one-month interest period, plus 1.00%). A commitment fee of 0.50% per annum is payable under our Revolving Credit Facility on the actual daily unused portions of the Revolving Credit Facility.

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

Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our subsidiaries may invest. These investment policies require that our investments have final maturities of a maximum of three years from the settlement date. Professional portfolio managers operating under documented guidelines manage our investments and a portion of our cash equivalents. Our portfolio managers must obtain our prior approval before selling investments in a loss position. Net investment income (loss) for our health insurance subsidiaries was $39.3 million and $0.4 million for the three months ended June 30, 2023 and June 30, 2022, respectively and $74.2 million and $(1.3) million for the six months ended June 30, 2023, and June 30, 2022, respectively. Net investment income for our health insurance subsidiaries was $25.8 million for the year ended December 31, 2022.

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

The following table shows summary cash flows information for the periods indicated:

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Net cash provided by operating activities	$580,239	$777,316	$(197,077)
Net cash provided by investing activities	179,407	181,388	(1,981)
Net cash provided by financing activities	3,057	300,160	(297,103)
Net increase in cash and cash equivalents and restricted cash equivalents	$762,703	$1,258,864	$(496,161)

Operating Activities
Net cash provided by operating activities decreased $197.1 million to $580.2 million for the six months ended June 30, 2023, compared to $777.3 million used in operating activities for the six months ended June 30, 2022. The decrease is primarily due to higher claims paid and an increase in the risk adjustment transfer payable.

Investing Activities
Net cash provided by investing activities decreased $2.0 million to $179.4 million for the six months ended June 30, 2023, compared to $181.4 million used in investing activities for the six months ended June 30, 2022. The decrease was primarily due to the maturity of securities within our investment portfolio, offset by the purchase of securities.

Financing Activities
Net cash provided by financing activities decreased $297.1 million to $3.1 million for the six months ended June 30, 2023, compared to $300.2 million for the six months ended June 30, 2022. The decrease was primarily due to net proceeds received from the issuance of convertible senior notes due 2031 in February 2022.

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
Interest Rate Risk
We are subject to interest rate risk in connection with the fair value of our investment portfolio, which consists of U.S. Treasury and agency securities, corporate notes, certificates of deposit, commercial paper and municipalities. Our primary market risk exposure is changes to prime rate-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. Assuming a hypothetical and immediate 1% increase in interest rates at June 30, 2023, the fair value of our investments would decrease by approximately $8.1 million. Any declines in interest rates over time would reduce our investment income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.

Notwithstanding our management’s conclusion that our disclosure controls and procedures were not effective as of June 30, 2023 due to the material weakness, we believe that our consolidated financial statements included in this report present fairly, in all material respects, our financial position and results of operations and cash flows as of each of the dates, and for each of the periods, presented therein in accordance with U.S. GAAP.

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

In addition, management automated components of our change management and logical access processes, enhanced privileged access logging and monitoring reviews, and strengthened testing and approval controls for program development and change management to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately.

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

Changes in Internal Control over Financial Reporting

We continue to update our design of internal controls to remediate the aforementioned material weakness and enhance our internal control environment. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As we expand our member base and enter new markets, we are also required to contribute capital to our insurance subsidiaries to fund capital and surplus requirements, escrows, or contingency guaranties, which may, at times, be significant. If we are successful in establishing a new health plan or entering a new market, increasing membership, revenues and medical costs could trigger further increased capital requirements, including risk-based capital (“RBC”), that could substantially exceed the net income generated by the health plan or in the new market. In certain states, the applicable statutes mandate higher capital requirements for an initial seasoning period, which may be reduced at the regulator’s discretion. In addition, our membership may increase as a result of other factors over which we have limited control, including as a result of regulatory actions or other developments that contribute to an increase in participants in the Health Insurance Marketplace, which similarly could trigger further increased capital requirements that could be substantial. We may not be able to fund on a timely basis, or at all, the increased contribution and RBC requirements with our available cash resources, and may need to incur indebtedness or issue additional capital stock. In the event we need access to capital for such purposes, our ability to obtain such capital may be limited and may come at significant cost. Further, in light of market uncertainty, we have taken, and may in the future take, preemptive steps designed to prudently manage our membership and capital position. For example, prior to the 2023 Open Enrollment Period, we requested that regulators limit our membership growth in Florida above a certain threshold so that total membership across all markets would be within our previously announced target range of 900,000 to 1,100,000 at the close of Open Enrollment, which we believed would enable us to prudently manage our capital position. Due to strong Open Enrollment performance, the threshold was met and we temporarily stopped accepting new members in Florida for plan year 2023; however, current members were still able to renew. On August 5, 2023, we received regulatory approval to remove the enrollment restriction.

Further, we may experience delays in operational start dates as we enter new markets or decide to exit geographic markets or terminate insurance products, which could not only result in financial harm, but also reputational harm to our brand. For example, the Company has previously determined to exit certain geographic markets and terminate certain insurance products, and any future decisions to exit may materially impact our financial condition. If competitors seek to retain market share by reducing prices, we may be forced to reduce our prices on similar plan offerings in order to remain competitive. There is no assurance that a reduction in our plan pricing would enable us to maintain our competitive position, and any such reduction could impact our financial condition or require a change in our operating strategies. As a result of these factors, entering new markets or introducing new health plans may decrease our profitability.

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
•initiatives designed to improve member and provider experience, including the use of new technologies such as artificial intelligence or machine learning, are unsuccessful or discontinued, whether as a result of actions by us, our competitors, regulators, or other third parties;
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
•the introduction and adoption of new or costly medical technologies and pharmaceuticals; and
•provider and broker fraud.

The PHE for COVID-19 ended on May 11, 2023. The commencement of Medicaid redeterminations was previously linked to the end of the PHE, however, the omnibus spending bill passed in December 2022 delinked Medicaid redeterminations from the end of the PHE. Medicaid redeterminations were required to begin on or about April 1, 2023, and conclude by May 1, 2024. As a result, there may be an impact on our membership and/or underwriting margin to the extent that enrollment patterns as a result of Medicaid redeterminations vary from what was expected.

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

We have not been profitable since our inception in 2012 and had an accumulated deficit of $2.6 billion and $2.7 billion as of December 31, 2022 and June 30, 2023, respectively. We incurred net losses of $609.6 million, $15.4 million and $55.1 million in the year ended December 31, 2022 and the three and six months ended June 30, 2023, respectively.

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

In addition, we may make additional investments to further market, develop, and expand our business. These include hiring additional personnel; continuing to develop our proprietary full stack technology platform, member engagement engine and operations, including by utilizing artificial intelligence and machine learning; acquiring more members; maintaining existing members and investing in partnerships, collaborations and acquisitions, including through our +Oscar platform. The commissions we offer to brokers could also increase significantly as we compete to attract new members. If our investments are not successful longer-term, our business and financial position may be harmed.

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

We also offer Medicare Advantage plans, which requires us to comply with a myriad of rules, regulations, and subregulatory guidance, as well as third party and publicly administered performance standards. In urbanized areas, Medicare Advantage plans must be capable of enrolling at least 5,000 beneficiaries. CMS can waive this minimum enrollment requirement for the first three years of the contract. If we fail to enroll the minimum number of beneficiaries, CMS may elect not to renew our Medicare Advantage contracts. In addition, a portion of each Medicare Advantage plan’s reimbursement is tied to the plan’s Star Rating, as published by CMS, with those plans receiving a rating of four (4.0) or more stars eligible for quality-based bonus payments. A plan’s Star Rating affects its image in the market, and plans that achieve higher Star Ratings are able to offer enhanced benefits and market more effectively and, as a result, may have a competitive advantage over plans with lower Star Ratings. Medicare Advantage plans with Star Ratings of less than three (3.0) stars for three consecutive years are denoted as “low performing” plans on the CMS website and in the CMS “Medicare and You” handbook and CMS has the authority to terminate the Medicare Advantage contracts for such plans. For plan year 2023, our New York 3 Star rating in Part C applies to our Florida Medicare Advantage plan, and our Florida Medicare Advantage plan also earned a Part D rating of 2.5 Stars. The Star Rating system is subject to change annually by CMS, which may make it more difficult to achieve and maintain favorable Star Ratings in the future. Our health insurance subsidiaries’ operating results, premium revenue, and benefit offerings will likely depend significantly on their Star Ratings, and there can be no assurances that we will be successful in achieving favorable Star Ratings or maintaining or improving our Star Ratings once achieved.

Similarly, health care accreditation entities, such as the National Committee for Quality Assurance (“NCQA”), evaluate health plans based on various criteria, including effectiveness of care and member satisfaction. Health insurers seeking accreditation from NCQA must pass a rigorous, comprehensive review, and must annually report their performance. If we fail to achieve and maintain accreditation from agencies, such as NCQA, we could lose the ability to offer our health plans on Health Insurance Marketplaces, or in certain jurisdictions, which would materially and adversely affect our results of operations, financial position, and cash flows.

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

Certain other state laws also regulate issues related to consumer privacy, security and use of personal and medical information; additional states have enacted legislation similar to the CCPA and CPRA that provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. For example, laws similar to the CCPA and CPRA have passed in Virginia, Connecticut, Texas, and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. Such legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

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

The regulatory framework governing the Processing of certain information, particularly financial and other personal information, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations, including in the context of artificial intelligence where regulators are applying existing frameworks to new technology and innovation. It is possible that these laws, regulations and standards may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our services and platform capabilities. We may face challenges in addressing current and evolving requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in our effort to do so. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy policies, changing consumer expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the incurrence of significant fines, penalties or other liabilities. In addition, any such action, particularly to the extent we were found to be guilty of violations or otherwise liable for damages, would damage our reputation and adversely affect our business, financial condition and results of operations.

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

Almost all of our revenue depends on the direct policy premiums we collect from members or from the federal government on behalf of our members who obtain health care services from a limited number of providers with whom we contract. We generally manage our provider contracts on a state-by-state basis, entering into separate contracts in each state with local affiliates of a particular provider, such that no one local provider contract receives a majority of our allowed medical costs for services rendered to our members. When aggregating the payments we make to each provider through its local affiliates, AdventHealth, HCA Healthcare and University of Miami Hospital & Medical Group accounted for a total of approximately 15%, 9% and 8%, respectively, of total allowable medical costs for the three months ended June 30, 2023, and approximately 15%, 9% and 8%, respectively, of total allowable medical costs for the six months ended June 30, 2023. Advent Health, HCA Healthcare, and Atlantic Coast Healthcare Network (“ACHN”) accounted for approximately 15%, 10% and 6%, respectively, of total allowable medical costs for the year ended December 31, 2022. We believe that a majority of our revenue will continue to be derived from direct policy premiums obtained from members who receive services from a concentrated number of providers. These providers may terminate or seek to terminate their contracts with us in the future. The sudden loss of any of our providers or the renegotiation of related provider contracts could adversely impact our reputation or the breadth of access and perceived quality of our provider networks, which could result in a loss of a membership that adversely affects our revenue and operating results.

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

As we operate as one or more holding companies and we principally generate revenue through our health insurance subsidiaries, we are regulated under state insurance holding company laws. When our subsidiaries are profitable or if our current levels of reserves and capital are excessive, we may make requests for dividends and distributions from our subsidiaries to fund our operations. In addition to state corporate law limitations, these subsidiaries are subject to more stringent laws, regulations and consent orders that may restrict the ability to pay or limit the amount of dividends and distributions that can be paid to us without prior approval of, or notification to, state regulators, including mandatory statutory capital and surplus requirements. As and to the extent we become profitable, we may increasingly rely on distributions from our subsidiaries, and if regulators were to deny our subsidiaries’ requests to pay dividends, the funds available to us would be limited, which could harm our ability to implement our business strategy.

In addition, we may from time to time pursue structures to enable a more efficient use of the capital in our insurance subsidiaries, including risk pooling, affiliate reinsurance, entity consolidation, or entity stacking. Any such structure would require regulatory approval, and if regulators were to deny our requests, our ability to implement our business strategy would be harmed. Furthermore we have, and we may in the future, enter into tax allocation agreements between our Parent and our insurance subsidiaries, which agreements require regulatory approval, and there is no guarantee that Parent will be able to obtain the tax sharing payments from its subsidiaries under such agreements.

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

If our reinsurers consistently and successfully dispute our obligations to make a claim payment under a given policy, if we cannot renegotiate renewals of our quota share reinsurance arrangements on acceptable terms, if reinsurers terminate their arrangements with us, if we are unable to enter into reinsurance arrangements with other reinsurers, or if our reinsurance arrangements are not approved by any of our regulators (or if our regulators take a different view, whether prospectively or retroactively, with respect to the capital treatment of our reinsurance agreements), we may need to raise additional capital to comply with applicable regulatory requirements, which could be costly. For example, we estimate that had we not had any quota share reinsurance arrangements in place, the insurance subsidiaries would have been required to hold approximately $463.4 million of additional capital as of June 30, 2023, which Parent would have been required to fund to the extent the applicable insurance subsidiary did not have excess capital to cover the requirement. If we are not able to comply with our funding requirements, we would have to enter into a corrective action plan or cease operations in jurisdictions where we could not comply with such requirements. Termination of our reinsurance arrangements would also increase our exposure to volatility in medical claims. As a result, termination of our reinsurance arrangements through one or more of these scenarios could harm our business, results of operations, and financial condition.

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
•natural disasters and extreme weather events caused by climate change, such as a major earthquake, wildfire, heat wave or hurricane;
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

For example, on May 12, 2022, a securities class action lawsuit against the Company, certain of its directors and officers, and the underwriters that participated in the Company’s initial public offering was commenced in the United States District Court for the Southern District of New York, captioned Carpenter v. Oscar Health, Inc., et al., Case No. 1:22-CV-03885 (S.D.N.Y.) (the “Securities Action”). The amended complaint, filed on December 6, 2022, primarily alleges that the Company failed to disclose in its IPO registration statement purportedly inadequate controls and systems in connection with the risk adjustment data validation audit for 2019, in violation of Sections 11 and 15 of the Securities Act, and that this alleged omission caused losses and damages for members of the putative class. The amended complaint seeks unspecified compensatory damages as well as interest, fees and costs.

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

Our success depends upon the continued service of Mark T. Bertolini, our Chief Executive Officer and a member of our board of directors, Mario Schlosser, our Co-Founder, President of Technology and Chief Technology Officer and a member of our board of directors, and Joshua Kushner, our Co-Founder, Vice Chairman and a member of our board of directors, the other members of our senior management team, highly-specialized technology and insurance experts, and key technical employees, as well as other highly qualified personnel. We also depend upon our continuing ability to identify, hire, develop, motivate, retain, and integrate additional highly skilled personnel to support our growth. If we are unable to attract and retain qualified personnel, our business and prospects may be adversely affected.

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

Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining, motivating and incentivizing our existing employees. Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to hire new employees and to retain, motivate, and incentivize existing employees. For example, from the completion of our IPO through June 30, 2023, our closing stock price ranged from a high of $36.77 to a low of $2.15. As such, the underlying value of the equity awards held by our employees also fluctuates. Additionally, if and when the stock options or other equity awards are substantially vested, employees under such equity arrangements may be more likely to leave, particularly when the underlying shares have appreciated.

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

We are subject to risks associated with public health crises arising from large-scale medical emergencies, pandemics, natural disasters and other extreme events, which have had, and could in the future have, an adverse effect on our business, results of operations, financial condition and financial performance.

Large-scale medical emergencies, pandemics (such as COVID-19) and other extreme events could result in public health crises or otherwise have a material adverse effect on our business operations, cash flows, financial conditions and results of operations. For example, disruptions in public and private infrastructure resulting from such events could increase our operating costs and ability to provide services to our members. Additionally, as a result of these events, the premiums and fees we charge may not be sufficient to cover our medical and administrative costs, deferred medical care could be sought in future periods at potentially higher acuity levels, we could experience reduced demand for our services, and our workforce could be impacted, resulting in reduced capacity to handle demand for care.

For example, the recent COVID-19 pandemic affected our business by increasing our costs of operation and limiting our operational flexibility, due to factors including COVID-19 testing and treatment costs, federal and state governments enacting laws and promulgating regulatory changes in response to the pandemic, and changes in population morbidity and utilization behaviors.

We also experienced uncertainties associated with the costs of COVID-19-related care, including vaccines and booster shots and their administration, for our covered population. The extent to which COVID-19 continues to impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

Public health crises arising from natural disasters (such as wildfires, hurricanes, and snowstorms) or effects of climate change could impact our business operations and result in increased medical care costs. Government enaction of emergency powers in response to public health crises could disrupt our business operations, including by restricting pharmaceuticals or other supplies, and could increase the risk of shortages of necessary items or labor.

Even after a public health crisis has subsided, we may experience materially adverse impacts to our business as a result of its global economic impact. While the potential economic impact and the duration of any public health crisis, including COVID-19, may be difficult to assess or predict, such impact may have a material adverse effect on our business, results of operations, and financial condition.

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

As initially disclosed in Part II, Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, in connection with our audit of the consolidated financial statements for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting related to information technology general controls, which continues to exist as of June 30, 2023. As a result, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified in Item 9A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and discussed in subsequent periodic reports did not result in any misstatement of our financial statements. We are in the process of remediating the material weakness.

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

We may face risks associated with our utilization of certain artificial intelligence and machine learning models.

Our business currently utilizes artificial intelligence and machine learning technologies offered by third parties to drive efficiencies in our business, including by deploying use cases that are designed to streamline administrative processes, enhance decision making capabilities and improve the experience for our members and providers. We expect to continue utilizing these technologies in the future. As with many technological innovations, artificial intelligence presents risks and challenges that could affect its adoption, and therefore our business and reputation. If these artificial intelligence or machine learning models are incorrectly designed, the performance of our products, services, and business, as well as our reputation, could suffer or we could incur liability through the violation of laws, or contracts to which we are a party.

Additionally, we are making, and plan to make in the future, investments in adopting artificial intelligence and machine learning technologies across our business, including our plan to integrate large language models across our technology stack. Artificial intelligence and machine learning technologies are complex and rapidly evolving, and we face significant competition from other companies in our industry as well as an evolving regulatory landscape. These efforts, including the introduction of new products or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. Changes to existing regulations, their interpretation or implementation or new regulations could impede our use of artificial intelligence and machine learning technology and also may increase the burden and cost of research and development in this area. In addition, market acceptance of artificial intelligence and machine learning technologies is uncertain, and we may be unsuccessful in our product development efforts or suffer reputational harm. Any of these factors could adversely affect our business, financial condition, and results of operations.

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

As of June 30, 2023, we had outstanding indebtedness due to our issuance in February 2022 of $305.0 million in aggregate principal amount of convertible senior notes due 2031 (the “2031 Notes”) in a private placement. We may incur additional indebtedness in the future, including borrowings under the Revolving Credit Facility. Such indebtedness, including borrowings, if any, under the Revolving Credit Facility, could have significant effects on our business, such as:

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

Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of June 30, 2023, the holders of our outstanding Class B common stock, which consist of Thrive Capital and our Co-Founders, beneficially own 21.8% of our outstanding capital stock and hold 82.2% of the voting power of our outstanding capital stock (assuming the exercise of all options to acquire shares of Class B common stock and the conversion of the 2031 Notes, in each case that are beneficially owned as of June 30, 2023). Thrive Capital and Joshua Kushner (as the sole managing member of the Thrive General Partners), in particular, beneficially own 18.7% of our outstanding capital stock and hold 74.6% of the voting power of our outstanding capital stock as of June 30, 2023. Because of the 20-to-one voting ratio between our Class B common stock and Class A common stock, the holders of Class B common stock, in particular Thrive Capital and Joshua Kushner (as the sole managing member of the Thrive General Partners), collectively control over a majority of the combined voting power of all of our Class A common stock and Class B common stock and therefore will continue to be able to control all matters submitted to our stockholders for approval until a significant portion of such shares of outstanding Class B common stock have been converted to shares of Class A common stock. This concentrated control limits or precludes the ability of our other investors to influence corporate matters for the foreseeable future. For example, Thrive Capital and our Co-Founders have sufficient voting power to determine the outcome with respect to elections of directors, amendments to our certificate of incorporation, amendments to our bylaws that are subject to a stockholder vote, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval for the foreseeable future. In addition, this concentrated control may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. This control may also adversely affect the market price of our Class A common stock.

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

We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity, or in other adverse consequences. Certain index providers have implemented, and may in the future determine to implement, restrictions on including companies with multiple share class structures in certain of their indices. For example, from July 2017 to April 2023, S&P Dow Jones excluded companies with multiple share classes from the S&P Composite 1500. If we are ineligible for inclusion in certain indices on account of our dual class structure, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices may not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended June 30, 2023, no director or “officer”(as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Oscar Health, Inc.	8-K	001-40154	3.1	3/8/2021
3.2	Amended and Restated Bylaws of Oscar Health, Inc.	8-K	001-40154	3.2	3/8/2021
4.1	Specimen Common Stock Certificate of Oscar Health, Inc.	S-1/A	333-252809	4.1	2/22/2021
10.1
Credit Agreement, dated as of February 21, 2021, as amended by the First Amendment to Credit Agreement, dated as of January 27, 2022, and the Second Amendment to Credit Agreement, dated as of July 21, 2023, by and among Oscar Health, Inc., as borrower, the several lenders from time to time parties thereto, and Wells Fargo Bank, National Association, as administrative agent, among others.
*
10.2	Letter Agreement dated as of August 2, 2023, by and among Oscar Health, Inc., Oscar Management Corporation and R. Scott Blackley.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within Exhibit 101)					*

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSCAR HEALTH, INC.

Date: August 8, 2023	By:	/s/ Mark T. Bertolini
Mark T. Bertolini
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Siddhartha Sankaran
Siddhartha Sankaran
Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2023	By:	/s/ Victoria Baltrus
Victoria Baltrus
Chief Accounting Officer
(Principal Accounting Officer)