Form 10-Q
period 2023-09-30
Oscar Health, Inc.
filed 2023-11-07
CIK 1568651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of October 31, 2023
Class A Common Stock, par value $0.00001 per share	190,815,085
Class B Common Stock, par value $0.00001 per share	35,296,176

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
•our ability to anticipate results of risk adjustment programs;
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
•“Annual Election Period” refers to the yearly period when beneficiaries can enroll or disenroll in an Original Medicare or Medicare Advantage ("MA") health plan. The Annual Election Period starts on October 15 and ends on December 7 of each year.
•“APTC” refers to advanced premium tax credits.
•“Assumed Policy Premiums” are premiums received primarily as part of our reinsurance arrangement under the Cigna+Oscar Small Group plan offering.
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
•“health insurance subsidiary” refers to any subsidiary of Oscar Health, Inc. that has applied for or received a license, certification or authorization to sell health plans by any state Department of Insurance, Department of Financial Services, Department of Health, or comparable regulatory authority. As of September 30, 2023, Oscar Health, Inc. had 14 health insurance subsidiaries. "InsuranceCo" is used to refer to all Oscar's regulated insurance subsidiaries.
•“health plans” refers to the health insurance plans that Oscar sells in the individual and small group markets and the MA plans that Oscar sells in the MA market. The term includes co-branded health plans sold directly by our health insurance subsidiaries and, in the case of the Cigna+Oscar plan sold directly by our partner and partially reinsured by an Oscar health insurance subsidiary.
•“InsuranceCo Administrative Expense Ratio” is defined as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Non-GAAP Financial Metrics—InsuranceCo Administrative Expense Ratio.”
•“InsuranceCo Combined Ratio” is defined as the sum of Medical Loss Ratio and InsuranceCo Administrative Expense Ratio.
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
•“Open Enrollment Period” refers to the yearly period when individuals and families can enroll in a health plan or make changes to an existing health plan. The 2023 Open Enrollment Period for the ACA individual market in the majority of states began on November 1, 2022 and lasted through at least January 15, 2023. The MA Open Enrollment Period, which permits switching between MA plans, started on January 1, 2023 and ended on March 31, 2023.
•“Parent” means Oscar Health, Inc. on a stand-alone basis.
•“PMPM” refers to per member per month.
•“Special Enrollment Period” refers to a period outside the Open Enrollment Period or Annual Election Period when an eligible person can enroll in a health plan or make changes to an existing health plan. A person is generally eligible to participate in a Special Enrollment Period if certain qualifying life events occur, such as losing certain health coverage, moving, getting married, having a baby, or adopting a child or resulting from regulatory requirements. For example, in 2023, this included an extension of the Open Enrollment Period in New York for the duration of the COVID-19 public health emergency (“PHE”) which ended on May 11, 2023, and a Special Enrollment Period in California also tied to the duration of the PHE. CMS has also announced a sixteen month Special Enrollment Period for individuals that lose Medicaid or Children's Health Insurance Program coverage as a result of the Medicaid redetermination process, which began April 1, 2023 and will end July 31, 2024.
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
Certain monetary amounts, percentages, and other figures included in this Quarterly Report on Form 10-Q have been subject to rounding adjustments. Percentage amounts included in this Quarterly Report on Form 10-Q have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Quarterly Report on Form 10-Q may vary from those obtained by performing the same calculations using the figures in our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. Certain other amounts that appear in this Quarterly Report on Form 10-Q may not sum due to rounding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Oscar Health, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$1,399,791	$1,558,595
Short-term investments	1,044,445	1,397,287
Premiums and accounts receivable	207,098	216,475
Risk adjustment transfer receivable	54,127	49,861
Reinsurance recoverable	277,803	892,887
Other current assets	8,358	6,450
Total current assets	2,991,622	4,121,555
Property, equipment, and capitalized software, net	62,022	59,888
Long-term investments	179,633	222,919
Restricted deposits	27,335	27,483
Other assets	88,899	94,756
Total Assets	$3,349,511	$4,526,601

Liabilities and Stockholders' Equity
Current Liabilities:
Benefits payable	$910,449	$937,727
Risk adjustment transfer payable	751,196	1,517,493
Premium deficiency reserve	179	4,214
Unearned premiums	71,601	78,998
Accounts payable and other liabilities	260,137	297,841
Reinsurance payable	67,314	427,649
Total current liabilities	2,060,876	3,263,922
Long-term debt	298,583	297,999
Other liabilities	68,618	72,280
Total liabilities	2,428,077	3,634,201
Commitments and contingencies (Note 12)
Stockholders' Equity
Preferred stock, $0.00001 par value; 82,500,000 shares authorized, none outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.00001 par value; 825,000,000 shares authorized, 190,796,321 and 181,176,239 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	2	2
Class B common stock, $0.00001 par value; 82,500,000 shares authorized, 35,296,176 and 35,115,807 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Treasury stock (314,600 shares as of September 30, 2023 and December 31, 2022)	(2,923)	(2,923)
Additional paid-in capital	3,653,535	3,509,007
Accumulated deficit	(2,726,685)	(2,605,987)
Accumulated other comprehensive income (loss)	(4,453)	(9,715)
Total Oscar Health, Inc. stockholders' equity	919,476	890,384
Noncontrolling interests	1,958	2,016
Total stockholders' equity	921,434	892,400
Total Liabilities and Stockholders' Equity	$3,349,511	$4,526,601
See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Premiums before ceded reinsurance	$1,394,985	$1,318,048	$4,305,785	$4,001,589
Reinsurance premiums ceded	(2,903)	(364,384)	(10,111)	(1,097,929)
Premiums earned	1,392,082	953,664	4,295,674	2,903,660
Administrative services revenue	3,871	19,421	11,612	58,366
Investment income and other revenue	44,038	5,342	123,925	6,485
Total revenue	1,439,991	978,427	4,431,211	2,968,511

Operating Expenses
Claims incurred, net	1,163,194	852,689	3,436,785	2,395,894
Other insurance costs	192,863	174,978	618,078	510,580
General and administrative expenses	75,503	78,557	254,106	233,975
Federal and state assessments	69,876	71,114	216,414	209,730
Premium deficiency reserve release	(3,201)	(6,539)	(4,034)	(14,280)
Total operating expenses	1,498,235	1,170,799	4,521,349	3,335,899
Loss from operations	(58,244)	(192,372)	(90,138)	(367,388)
Interest expense	6,130	6,126	18,386	16,488
Other expenses (income)	414	(3,336)	8,132	(1,076)
Loss before income taxes	(64,788)	(195,162)	(116,656)	(382,800)
Income tax expense (benefit)	915	(1,615)	4,100	192
Net loss	(65,703)	(193,547)	(120,756)	(382,992)
Less: Net income (loss) attributable to noncontrolling interests	(305)	(634)	(58)	(2,763)
Net loss attributable to Oscar Health, Inc.	$(65,398)	$(192,913)	$(120,698)	$(380,229)

Earnings (Loss) per Share
Net loss per share attributable to Oscar Health, Inc., basic and diluted	$(0.29)	$(0.91)	$(0.55)	$(1.80)
Weighted average common shares outstanding, basic and diluted	223,098,974	212,822,733	219,826,759	211,560,332

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(65,703)	$(193,547)	$(120,756)	$(382,992)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	2,403	730	5,262	(10,820)
Comprehensive loss	(63,300)	(192,817)	(115,494)	(393,812)

Comprehensive income (loss) attributable to noncontrolling interests	(305)	(634)	(58)	(2,763)
Comprehensive loss attributable to Oscar Health, Inc.	$(62,995)	$(192,183)	$(115,436)	$(391,049)

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)
(unaudited)

	Class A		Class B
	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders' Equity
December 31, 2022	181,176,239	$2	35,115,807	$—	$(2,923)	$3,509,007	$(2,605,987)	$(9,715)	$2,016	$892,400
Issuance of common stock from equity incentive plans	2,057,376	—	—	—	—	35	—	—	—	35
Stock-based compensation expense	—	—	—	—	—	73,248	—	—	—	73,248
Joint venture contributions	—	—	—	—	—	471	—	—	—	471
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	—	5,236	—	5,236
Net loss	—	—	—	—	—	—	(39,772)	—	144	(39,628)
March 31, 2023	183,233,615	$2	35,115,807	$—	$(2,923)	$3,582,761	$(2,645,759)	$(4,479)	$2,160	$931,762
Issuance of common stock from equity incentive plans	3,556,259	—	—	—	—	2,551	—	—	—	2,551
Stock-based compensation expense	—	—	—	—	—	35,454	—	—	—	35,454
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	—	(2,377)	—	(2,377)
Net loss	—	—	—	—	—	—	(15,528)	—	103	(15,425)
June 30, 2023	186,789,874	$2	35,115,807	$—	$(2,923)	$3,620,766	$(2,661,287)	$(6,856)	$2,263	$951,965
Issuance of common stock from equity incentive plans	4,006,447	—	180,369	—	—	300	—	—	—	300
Stock-based compensation expense	—	—	—	—	—	30,449	—	—	—	30,449
Joint venture contributions	—	—	—	—	—	2,020	—	—	—	2,020
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	—	2,403	—	2,403
Net loss	—	—	—	—	—	—	(65,398)	—	(305)	(65,703)
September 30, 2023	190,796,321	$2	35,296,176	$—	$(2,923)	$3,653,535	$(2,726,685)	$(4,453)	$1,958	$921,434

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Stockholders' Equity (continued)
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

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(120,756)	$(382,992)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred taxes	95	6
Net realized loss on sale of financial instruments	70	1,269
Depreciation and amortization expense	22,952	11,548
Amortization of debt issuance costs	583	519
Stock-based compensation expense	133,541	83,241
Net amortization (accretion) of investments	(22,856)	4,138
Changes in assets and liabilities:
(Increase) / decrease in:
Premiums and accounts receivable	9,378	(77,057)
Risk adjustment transfer receivable	(4,265)	(3,597)
Reinsurance recoverable	615,084	(392,488)
Other assets	3,854	(12,159)
Increase / (decrease) in:
Benefits payable	(27,278)	482,178
Unearned premiums	(7,396)	90
Premium deficiency reserve	(4,035)	(14,280)
Accounts payable and other liabilities	(41,366)	13,842
Reinsurance payable	(360,335)	230,401
Risk adjustment transfer payable	(766,297)	284,296
Net cash (used in) provided by operating activities	(569,027)	228,955
Cash flows from investing activities:
Purchase of investments	(622,183)	(343,178)
Sale of investments	26,656	360,449
Maturity of investments	1,019,612	483,224
Purchase of property, equipment and capitalized software	(19,475)	(21,882)
Change in restricted deposits	100	1,548
Net cash provided by investing activities	404,710	480,161
Cash flows from financing activities:
Proceeds from long-term debt	—	305,000
Payments of debt issuance costs	—	(7,035)
Proceeds from joint venture contribution	2,491	1,324
Proceeds from exercise of stock options	2,886	1,294
Net cash provided by financing activities	5,377	300,583
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(158,940)	1,009,699
Cash, cash equivalents, restricted cash and cash equivalents—beginning of period	1,580,497	1,125,557
Cash, cash equivalents, restricted cash and cash equivalents—end of period	1,421,557	2,135,256
Cash and cash equivalents	1,399,791	2,112,930
Restricted cash and cash equivalents included in restricted deposits	21,766	22,326
Total cash, cash equivalents and restricted cash and cash equivalents	$1,421,557	$2,135,256

Oscar Health, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited) (continued)

	Nine Months Ended September 30,
	2023	2022
Supplemental Disclosures:
Interest payments	$22,893	$9,810
Income tax payments	$1,000	$1,660

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except share and per share amounts, or as otherwise stated herein)

1.ORGANIZATION

Oscar Health, Inc. ("Oscar" or the "Company") is the first health insurance company built around a full stack technology platform and a relentless focus on member experience. Headquartered in New York City, Oscar offers two complementary products: (1) innovative and consumer-oriented health plans are sold to individual, small group and Medicare Advantage ("MA") members and (2) via +Oscar, the Company leverages its technology platform to enable arrangements with other payors and providers in which health plans and products are powered by Oscar's platform.

The Company operates as one segment to sell insurance to its members directly and through the federal and state-run health care exchanges formed in conjunction with the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, as amended (“ACA”), via its health insurance subsidiaries and to sell services via its +Oscar offering. Individual plans are offered to individuals and families through Health Insurance Marketplaces. Small group plans are offered to employees of companies with 50 to 100 full-time workers. The Cigna+Oscar partnership unites Oscar’s highly-differentiated member experience with Cigna’s broad provider networks to exclusively serve the small group employer market. The Company also offers one MA plan to adults who are age 65 and older and eligible for traditional Medicare but who instead select coverage through a private market plan.

The Company’s Class A common stock is traded on the New York Stock Exchange under the symbol “OSCR.”

Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements of the Company are unaudited. These interim unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and the applicable rules and regulations of the Securities and Exchange Commission for interim financial information. As such, these financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statements.

These Condensed Consolidated Financial Statements are unaudited; however, in the opinion of management, they reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the information presented in conformity with U.S. GAAP applicable for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes included in the Annual Report on Form 10-K.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying interim Condensed Consolidated Financial Statements include healthcare costs incurred but not yet reported (“IBNR”) and risk adjustment. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ materially from these estimates.

2.    REVENUE RECOGNITION
Premiums Earned
Premium revenue includes direct policy premiums collected from members and from the Centers for Medicare & Medicaid Services ("CMS") as part of the Advanced Premium Tax Credit ("APTC") and MA programs, along with assumed premiums from the Company's reinsurance agreements. Premium revenue is adjusted for the estimated impact of the risk adjustment program required by CMS. Total premiums earned include the effect of reinsurance premiums ceded as part of the Company's reinsurance agreements accounted for under reinsurance accounting. Refer to Note 3 - Reinsurance for more information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Direct policy premiums	$1,548,571	$1,644,880	$4,796,819	$4,962,133
Assumed premiums	57,836	37,409	174,166	96,294
Direct and assumed policy premiums	1,606,407	1,682,289	4,970,985	5,058,427
Risk adjustment	(211,422)	(364,241)	(665,200)	(1,056,838)
Premiums before ceded reinsurance	1,394,985	1,318,048	4,305,785	4,001,589
Reinsurance premiums ceded	(2,903)	(364,384)	(10,111)	(1,097,929)
Total premiums earned	$1,392,082	$953,664	$4,295,674	$2,903,660

The following table summarizes the amounts of direct policy premiums received directly from CMS as part of the APTC and MA programs for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
APTC	$1,324,362	$1,393,664	$4,101,375	$4,185,920
Medicare Advantage	3,844	13,304	11,604	41,610
Total paid by CMS	$1,328,206	$1,406,968	$4,112,979	$4,227,530

Revenue from Contracts with Customers
The Company earns fee-based revenue as part of services performed via the +Oscar platform. Administrative services revenue and other revenue includes revenue earned from administrative services performed as part of the +Oscar platform.
Revenue is recognized in the period the contractual performance obligations are satisfied and measured in an amount that reflects the consideration the Company expects to be entitled to in exchange for performing the services. The timing of the Company's revenue recognition may differ from the timing of payment by customers. A receivable is recorded when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, deferred revenue is recognized when payment is received before the performance obligations are satisfied. As of September 30, 2023, the Company has a deferred revenue liability of $0.6 million and as of December 31, 2022, receivables from contracts with customers was $33.7 million, and is reported within Premiums and accounts receivable on the Condensed Consolidated Balance Sheets.
On January 19, 2023, the Company entered into a termination and settlement agreement with Health First Shared Services, Inc. (“Health First”) under which the Company agreed (i) to terminate the administrative services agreement with Health First and transition services from +Oscar to Health First effective December 31, 2022, (ii) to provide run-off services through the end of 2023 and (iii) to forgo an immaterial amount of services revenue in exchange for a settlement and release on mutually agreeable terms.

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

Reinsurance Contracts Accounted for under Reinsurance Accounting and Deposit Accounting
The Company currently has quota share reinsurance arrangements with more than one counterparty with multiple state-level treaties. Under Accounting Standards Codification 944: Financial Services - Insurance, these arrangements are evaluated to ensure that significant risk is transferred by the ceding entity to the reinsurer. When significant risk is transferred, reinsurance accounting is required. Reinsurance contracts that do not meet the risk transfer requirements are accounted for under the deposit accounting method.
In 2023, the Company's existing quota share reinsurance arrangements are accounted for under the deposit accounting method while XOL and terminated quota share reinsurance agreements currently in runoff are accounted for under reinsurance accounting. For the year ended December 31, 2022, the Company's quota share reinsurance arrangements were accounted for under both reinsurance accounting and deposit accounting.

The table below summarizes the Company's accounting for its quota share reinsurance premiums:

	Three Months Ended September 30,		Nine Months Ended September 30,
Summary of Quota Share Reinsurance Program	2023	2022	2023	2022
Percentage of premiums ceded under reinsurance contracts accounted for under deposit accounting	45%	29%	46%	29%
Percentage of premiums covered under reinsurance contracts accounted for under reinsurance accounting	*NM	18%	*NM	18%
*NM - not meaningful

Reinsurance Contracts Accounted for under Deposit Accounting
Under deposit accounting, a deposit asset or deposit liability is recorded based on the consideration paid or received, irrespective of the experience of the contract. As a result, premiums earned and claims incurred that would have otherwise been ceded under reinsurance accounting are recorded on a net basis on the Condensed Consolidated Balance Sheet as a deposit liability within the Accounts payable and other liabilities line item. As of September 30, 2023 and December 31, 2022, a deposit liability balance of $7.1 million and $1.8 million, respectively, was recorded for the Company's quota share arrangements accounted for under deposit accounting and includes fees retained by the reinsurer, which are recognized within other insurance costs on the statement of operations.

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

The composition of total reinsurance premiums ceded and reinsurance premiums assumed, which are included as components of Premiums earned in the Condensed Consolidated Statement of Operations, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Reinsurance premiums ceded, gross	$(1,354)	$(382,597)	$1,514	$(1,143,565)
Experience refunds	(1,549)	18,213	(11,625)	45,636
Reinsurance premiums ceded	(2,903)	(364,384)	(10,111)	(1,097,929)
Reinsurance premiums assumed	57,836	37,409	174,166	96,294
Total reinsurance premiums (ceded) and assumed	$54,933	$(326,975)	$164,055	$(1,001,635)

The Company records claims expense net of reinsurance recoveries. The following table reconciles the total claims expense to the Claims incurred, net, as presented in the Condensed Consolidated Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Direct claims incurred	$1,116,679	$1,153,270	$3,301,424	$3,255,721
Ceded reinsurance claims	(15,266)	(339,248)	(33,833)	(955,291)
Assumed reinsurance claims	61,781	38,667	169,194	95,464
Claims incurred, net	$1,163,194	$852,689	$3,436,785	$2,395,894

The Company records General and administrative expenses net of reinsurance ceding commissions. The following table reconciles total other insurance costs to the amount presented in the Condensed Consolidated Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Other insurance costs, gross	$192,833	$215,064	$617,102	$629,993
Reinsurance ceding commissions	30	(40,086)	976	(119,413)
Other insurance costs	$192,863	$174,978	$618,078	$510,580

The Company classifies Reinsurance recoverable within current assets on its Condensed Consolidated Balance Sheets. The composition of the Reinsurance recoverable balance is as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
Ceded reinsurance claim recoverables	$255,754	$776,266
Reinsurance ceding commissions	15,248	42,805
Experience refunds on reinsurance agreements	6,801	73,816
Reinsurance recoverable	$277,803	$892,887

Credit Ratings
The financial condition of the Company's reinsurers is regularly evaluated to minimize exposure to significant losses. A key credit quality indicator for reinsurance is the financial strength ratings issued by the credit rating agencies, which provide an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The Company's reinsurers have most recently been issued financial strength ratings of AA- and AA (S&P and DBRS MorningStar).

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
The following table presents the collective assets and liabilities of the Company's variable interest entities:

	September 30, 2023	December 31, 2022
	(in thousands)
Assets	$124,529	$129,629
Liabilities	$62,388	$78,126

5.    RESTRICTED CASH AND RESTRICTED DEPOSITS
The Company maintains cash, cash equivalents and investments on deposit or pledged primarily to various state agencies in connection with its insurance licensure. The restricted cash and cash equivalents and restricted investments presented below are included in Restricted deposits in the accompanying Condensed Consolidated Balance Sheets.

	September 30, 2023	December 31, 2022
	(in thousands)
Restricted cash and cash equivalents	$21,766	$21,902
Restricted investments	5,569	5,581
Restricted deposits	$27,335	$27,483

6.    INVESTMENTS
The following tables provide summaries of the Company's investments by major security type as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. treasury and agency securities	$1,036,859	$12	$(3,747)	$1,033,124
Corporate notes	146,854	14	(694)	146,174
Certificate of deposit	25,663	—	—	25,663
Commercial paper	16,049	—	—	16,049
Municipalities	3,083	—	(15)	3,068
Total	$1,228,508	$26	$(4,456)	$1,224,078

	December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
U.S. treasury and agency securities	$1,160,430	$89	$(5,237)	$1,155,282
Corporate notes	378,481	66	(4,098)	374,449
Certificate of deposit	38,082	—	—	38,082
Commercial paper	32,730	—	—	32,730
Municipalities	20,091	—	(428)	19,663
Total	$1,629,814	$155	$(9,763)	$1,620,206

The following table summarizes those available-for-sale investments that have been in a continuous loss position for less than 12 months at September 30, 2023 and December 31, 2022:

	September 30, 2023
	Number of Securities	Fair Value	Gross Unrealized Losses
	(in thousands), except no. of securities
U.S. treasury and agency securities	202	$900,966	$(3,346)
Corporate notes	79	114,177	(589)
Total	281	$1,015,143	$(3,935)

	December 31, 2022
	Number of Securities	Fair Value	Gross Unrealized Losses
	(in thousands), except no. of securities
U.S. treasury and agency securities	165	$586,411	$(973)
Corporate notes	138	135,133	(731)
Municipalities	5	3,070	(71)
Total	308	$724,614	$(1,775)

The following table summarizes those available-for-sale securities that have been in a continuous unrealized loss position for longer than twelve months as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Number of Securities	Fair Value	Gross Unrealized Losses
	(in thousands), except no. of securities
U.S. treasury and agency securities	9	$56,548	$(401)
Corporate notes	32	13,037	(105)
Municipalities	5	3,068	(15)
Total	46	$72,653	$(521)

	December 31, 2022
	Number of Securities	Fair Value	Gross Unrealized Losses
	(in thousands), except no. of securities
U.S. treasury and agency securities	45	$298,746	$(4,264)
Corporate notes	189	200,745	(3,367)
Municipalities	57	16,594	(357)
Total	291	$516,085	$(7,988)

The Company monitors available-for-sale debt securities for credit losses and recognizes an allowance for credit losses when factors indicate a decline in the fair value of a security is credit-related. Certain investments may experience a decline in fair value due to changes in market interest rates, changes in general economic conditions, or a deterioration in the credit worthiness of a security's issuer. For securities in an unrealized loss position that the Company does not intend to sell, the Company has assessed the gross unrealized losses during the period and determined an allowance for credit losses is not necessary because the declines in fair value are believed to be due to market fluctuations and not due to credit-related events.

The amortized cost and fair value of the Company's fixed maturity securities as of September 30, 2023 by contractual maturity are shown below. Actual maturities of these securities could differ from their contractual maturities because issuers may have the right to call or prepay obligations, with or without penalties.

	September 30, 2023
	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$1,047,389	$1,044,445
Due after one year through five years	181,119	179,633
Total	$1,228,508	$1,224,078

Net investment income was attributable to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Interest income	$34,838	$5,987	$96,806	$9,069
Investment discount amortization net of premium accretion	7,590	(972)	23,172	(4,101)
Net realized gains (losses)	(61)	(761)	(70)	(1,270)
Total	$42,367	$4,254	$119,908	$3,698

The accrued investment income balances presented below are included within Other current assets in the Condensed Consolidated Balance Sheets.

	September 30, 2023	December 31, 2022
	(in thousands)
Accrued investment income	$8,358	$5,074

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

The following tables summarize fair value measurements by level for assets measured at fair value on a recurring basis:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents	$330,697	$3,572	$—	$334,269
Investments
U.S. treasury and agency securities	$—	$1,033,124	$—	$1,033,124
Corporate notes	—	146,174	—	146,174
Certificates of deposit	—	25,663	—	25,663
Commercial paper	—	16,049	—	16,049
Municipalities	—	3,068	—	3,068
Restricted investments
Certificates of deposit	$—	$2,478	$—	$2,478
U.S. treasury securities	—	3,091	—	3,091
Total Assets	$330,697	$1,233,219	$—	$1,563,916

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets	(in thousands)
Cash equivalents	$104,456	$13,998	$—	$118,454
Investments
U.S. treasury and agency securities	$—	$1,155,282	$—	$1,155,282
Corporate notes	—	374,449	—	374,449
Certificates of deposit	—	38,082	—	38,082
Commercial paper	—	32,730	—	32,730
Municipalities	—	19,663	—	19,663
Restricted investments
U.S. treasury securities	$—	$5,581	$—	$5,581
Total Assets	$104,456	$1,639,785	$—	$1,744,241

8.    BENEFITS PAYABLE
Reserves for medical claims expenses are estimated using actuarial assumptions and recorded as Benefits payable liabilities on the Condensed Consolidated Balance Sheet. The assumptions for the estimates and for establishing the resulting liability are reviewed, and any adjustments to reserves are reflected in the Condensed Consolidated Statements of Operations in the period in which the estimates are updated.

The following table provides a rollforward of the Company’s beginning and ending benefits payable and claims adjustment expenses ("CAE") payable balances for the nine months ended September 30, 2023 and 2022:

	As of September 30, 2023
	Benefits Payable	Unallocated Claims Adjustment Expense	Total
	(in thousands)
Benefits payable, beginning of the period	$937,727	$12,712	$950,439
Less: Reinsurance recoverable	277,944	—	277,944
Benefits payable, beginning of the period, net	$659,783	$12,712	$672,495

Claims incurred and CAE
Current year	$3,418,106	$68,814	$3,486,920
Prior years	18,679	—	18,679
Total claims incurred and CAE, net	$3,436,785	$68,814	$3,505,599

Claims paid and CAE
Current year	$2,737,037	$59,454	$2,796,491
Prior years	522,678	9,664	532,342
Total claims and CAE paid, net	$3,259,715	$69,118	$3,328,833

Benefits and CAE payable, end of period, net	$836,853	$12,408	$849,261
Add: Reinsurance recoverable	73,596	—	73,596
Benefits and CAE payable, end of period	$910,449	$12,408	$922,857

	As of September 30, 2022
	Benefits Payable	Unallocated Claims Adjustment Expense	Total
	(in thousands)
Benefits payable, beginning of the period	$513,582	$9,101	$522,683
Less: Reinsurance recoverable	159,180	—	159,180
Benefits payable, beginning of the period, net	$354,402	$9,101	$363,503

Claims incurred and CAE
Current year	$2,388,122	$94,242	$2,482,364
Prior years	7,772	—	7,772
Total claims incurred and CAE, net	$2,395,894	$94,242	$2,490,136

Claims paid and CAE
Current year	$1,866,922	$77,015	$1,943,937
Prior years	207,322	9,101	216,423
Total claims and CAE paid, net	$2,074,244	$86,116	$2,160,360

Benefits and CAE payable, end of period, net	$676,052	$17,227	$693,279
Add: Reinsurance recoverable	319,708	—	319,708
Benefits and CAE payable, end of period	$995,760	$17,227	$1,012,987

Amounts incurred related to prior periods vary from previously estimated liabilities as more claim information becomes available and claims are ultimately settled. The favorable development recognized in the nine months ended September 30, 2023 resulted primarily from medical claims experience developing more favorably than originally expected.

9.    LONG-TERM DEBT
Convertible Senior Notes
In February 2022, the Company issued $305.0 million in aggregate principal amount of convertible senior notes due 2031 (the “2031 Notes”) in a private placement. The 2031 Notes bear interest at a rate of 7.25% per annum, payable in cash, semi-annually in arrears on June 30 and December 31 of each year, commencing on June 30, 2022. The 2031 Notes will mature on December 31, 2031, subject to earlier repurchase, redemption, or conversion.
The 2031 Notes are the Company's senior, unsecured obligations and are (i) equal in right of payment with the Company's existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company's existing and future indebtedness that is expressly subordinated to the 2031 Notes; (iii) effectively subordinated to the Company's existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company's subsidiaries.
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
The 2031 Notes include customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), as well as customary covenants for convertible notes of this type, including restrictions on the Company's ability to refinance the Company's indebtedness and incur additional indebtedness.
As of September 30, 2023, the net carrying amount of the 2031 Notes was $298.6 million, with unamortized debt discount and issuance costs of $6.4 million. The Company classified the fair value of the 2031 Notes as a level 3 measurement due to the lack of observable market data over fair value inputs such as stock price volatility over the term of the 2031 Notes and the Company's cost of debt. The estimated fair value of the 2031 Notes as of September 30, 2023 was $273.3 million.
The following table presents the interest expense indicating an effective interest rate of 7.61% over the term of the 2031 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Coupon interest expense	$5,528	$5,528	$16,584	$14,742
Amortization of debt discount and issuance costs	195	194	584	518
Total interest expense	$5,723	$5,722	$17,168	$15,260
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
As of September 30, 2023, there were no outstanding borrowings under the Revolving Credit Facility.

10.    EARNINGS (LOSS) PER SHARE
The following table presents the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to Oscar Health, Inc	$(65,398)	$(192,913)	$(120,698)	$(380,229)

Denominator:
Weighted average shares of common stock outstanding, basic and diluted	223,098,974	212,822,733	219,826,759	211,560,332
Net loss per share attributable to Oscar Health, Inc., basic and diluted	$(0.29)	$(0.91)	$(0.55)	$(1.80)
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
The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share attributable to Oscar Health, Inc. because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2023	2022
Stock options to purchase common stock	27,015,462	29,660,206
Restricted stock units	25,206,356	17,110,569
Performance-based restricted stock units	9,349,987	8,517,527
Shares underlying convertible notes (Note 9)	36,652,491	36,652,491
Total	98,224,296	91,940,793

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
In addition, on May 12, 2022, a securities class action lawsuit against the Company, certain of its directors and officers, and the underwriters that participated in the Company’s initial public offering ("IPO") was commenced in the United States District Court for the Southern District of New York, captioned Carpenter v. Oscar Health, Inc., et al., Case No. 1:22-CV-03885 (S.D.N.Y.) (the “Securities Action”). The initial complaint in the Securities Action asserted violations of Sections 11 and 15 of the Securities Act based on the Company’s purported failure to disclose in its IPO registration statement growing COVID-19 testing and treatment costs, the impact of significant Special Enrollment Period membership, and risk adjustment data validation results for 2019 and 2020. By Court orders dated September 27, 2022 and December 13, 2022, the Court appointed a lead plaintiff and lead counsel on behalf of the putative class. An amended complaint filed on December 6, 2022 asserts the same violations of Sections 11 and 15 of the Securities Act, but this time based on the Company’s alleged failure to disclose in its IPO registration statement purportedly inadequate controls and systems in connection with the risk adjustment data validation audit for 2019, alleging that this purported omission caused losses and damages for members of the putative class. The amended complaint seeks unspecified compensatory damages as well as interest, fees, and costs. On April 4, 2023, the Company moved to dismiss the amended complaint. Briefing on the motion was completed on July 7, 2023. The Company believes it has meritorious defenses to these claims. At this time, the Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

The Company records liabilities for its reasonable estimates of probable losses resulting from these matters where appropriate. Estimates of losses resulting from legal and regulatory matters involving the Company are inherently difficult to predict, particularly where the matters: involve indeterminate claims for monetary damages or may involve fines, penalties or punitive damages; present novel legal theories or represent a shift in regulatory policy; involve a large number of claimants or regulatory bodies; are in the early stages of the proceedings; or could result in a change in business practices. Accordingly, the Company is often unable to estimate the losses or ranges of losses for those matters where there is a reasonable possibility or it is probable that a loss may be incurred, the ultimate settlement of which could be material.
Given that such proceedings are subject to uncertainty, there can be no assurance that such legal proceedings, either individually or in the aggregate, will not have a material adverse effect on Oscar's business, results of operations, financial condition or cash flows.

13.    CANCELLATION OF FOUNDERS AWARDS
On March 28, 2023, the Company’s Co-Founders, Mario Schlosser (the Company’s President of Technology and Chief Technology Officer and former Chief Executive Officer) and Joshua Kushner (the Company’s Vice Chairman), recommended to the Company’s Board of Directors that they should cancel and terminate the applicable awards that were granted to them in connection with the Company’s IPO (the “Founders Awards”). This recommendation was made in support of reducing the dilutive effects of equity awards granted on April 3, 2023, to Mark T. Bertolini in connection with his appointment as the Company’s Chief Executive Officer, effective April 3, 2023, and the Company’s annual employee equity awards granted in 2023. On March 28, 2023, Mr. Schlosser and Mr. Kushner each entered into an agreement to cancel and terminate his Founders Award, which consisted of performance-based restricted stock units covering 4,229,853 shares (for Mr. Schlosser) and 2,114,926 shares (for Mr. Kushner) of the Company’s Class A common stock.
As a result of this cancellation, during the three months ended March 31, 2023, the Company recognized approximately $46.3 million of accelerated stock-based compensation expense that would have otherwise been recognized over the remaining vesting period of the awards. Stock-based compensation expense is included within the Other insurance costs and General and administrative expenses line items on the Condensed Consolidated Statement of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited Consolidated Financial Statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. This discussion contains forward-looking statements based upon current plans, expectations, and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

Overview
Oscar is the first health insurance company built around a full stack technology platform and a relentless focus on member experience. We offer innovative and consumer-oriented health plans in the individual, small group and Medicare Advantage markets. Our full stack technology platform has enabled arrangements with other payors and providers in which health plans and products are powered by our platform. As we continue to build and scale our technology, we may seek out additional opportunities to monetize our +Oscar platform.

Recent Developments, Trends and Other Factors Impacting Performance
Reinsurance
We believe our reinsurance agreements help us achieve important goals for our business, including risk management, capital efficiency, and greater predictability in our earnings in the event of unexpected significant fluctuations in our Medical Loss Ratio ("MLR"). Specifically, reinsurance is a financial arrangement under which the reinsurer agrees to cover a portion of our medical claims (ceded claims) in return for a portion of the premium (premiums ceded). Our reinsurance agreements are contracted under two different types of arrangements: quota share reinsurance contracts and excess of loss ("XOL") reinsurance contracts. Reinsurance agreements do not relieve us of our primary medical claims incurred obligations.

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

We currently have quota share reinsurance arrangements with more than one counterparty with multiple state-level treaties. During the three and nine months ended September 30, 2023 approximately 45% and 46%, respectively, of our premiums were covered by quota share reinsurance. During the year ended December 31, 2022, approximately 47% of our premiums were covered by quota share reinsurance. Refer to Note 3 - Reinsurance for a description of the accounting methods used to record our quota share reinsurance arrangements.

XOL Reinsurance
We use XOL reinsurance to limit our exposure to large catastrophic risk from individual claims. Under XOL reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premium payable to the reinsurer is negotiated by the parties based on losses on an individual member in a given calendar year and their assessment of the amount of risk being ceded to the reinsurer. Under our XOL reinsurance contracts in 2023, the reinsurer is paid to cover claims related losses over a $1.5 million attachment point, but the amount of the attachment point may change year over year based on a variety of factors.

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

Members
Our membership is measured as of a particular point in time and is concentrated in the individual market. Membership typically declines throughout the year due to retroactive disenrollments. The majority of our member growth occurs in connection with the annual Open Enrollment Period. Individual plan membership is historically at its highest at the beginning of the year. For small group products, a large portion of membership is acquired between December 1 and January 1, with the remaining members acquired throughout the balance of the year. These patterns can be affected by legislative or regulatory actions, Special Enrollment Periods or other market dynamics that allow the overall market to grow throughout the year.

Refer to the “Liquidity and Capital Resources” section in this Quarterly Report on Form 10-Q for a description of how we worked to prudently manage our 2023 membership growth and capital resources.

Claims Incurred
Our medical expenses are impacted by seasonal effects of medical costs such as the utilization of deductibles and out-of-pocket maximums over the course of the policy year, which shifts more costs to us in the second half of the year as we pay a higher proportion of covered claims costs, and the number of days and holidays in a given period. Our medical costs can also exhibit seasonality depending on changes in the risk profile of our membership, and the proportion of our membership that is new in the calendar year. For example, covered pharmacy costs tend to be lower in the early part of the year for new business. The emergence of medical claims has differed from that in prior years due to the aforementioned drivers, and further mix shifts may continue to alter medical claim incurred patterns in the remainder of 2023 and future periods.

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

Regulatory Update
In August 2022, Congress enacted the Inflation Reduction Act, which extended the APTCs under the American Rescue Plan Act for a three year period through the end of 2025. Furthermore, in October 2022, the Treasury Department issued a final rule to address the "family glitch" in the ACA, which relates to determining who is eligible for premium subsidies. In December 2022, Congress passed the omnibus spending bill which delinked the Medicaid continuous coverage from the end of the public health emergency (“PHE”) for COVID-19. Medicaid redeterminations were required to begin by April 1, 2023, and conclude by May 1, 2024. These developments, in particular the enhanced APTCs, have collectively led to growth in the ACA marketplace, and may lead to continued growth in the marketplace.

As a result of the changing market dynamics following market exits by certain carriers in 2022, the Company proactively engaged its regulators regarding options to manage its membership growth. Prior to Open Enrollment for 2023, the Company requested that regulators limit its membership growth in Florida above a certain threshold so that total membership across all markets would be within its previously announced target range of 900,000 to 1,100,000 members at the close of Open Enrollment, which the Company believed would enable it to prudently manage its capital position. Due to strong Open Enrollment performance, the threshold was met and the Company temporarily stopped accepting new members in Florida from December 13, 2022 through August 5, 2023. The Company is accepting new members in Florida during the Open Enrollment Period for 2024, which began on November 1, 2023. For further information, see “Risk Factors — Risks Most Material to Us – Our business, financial condition, and results of operations may be harmed if we fail to execute our strategy and manage our growth effectively.”

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

Financial Results Summary

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Premiums before ceded reinsurance	$1,394,985	$1,318,048	$4,305,785	$4,001,589
Reinsurance premiums ceded	(2,903)	(364,384)	(10,111)	(1,097,929)
Premiums earned	$1,392,082	$953,664	$4,295,674	$2,903,660
Total revenue	$1,439,991	$978,427	$4,431,211	$2,968,511
Total operating expenses	$1,498,235	$1,170,799	$4,521,349	$3,335,899
Net loss	$(65,703)	$(193,547)	$(120,756)	$(382,992)

Key Operating and Non-GAAP Financial Metrics
Members
We view the number of members enrolled in our health plans as an important metric to help evaluate and estimate revenue and market share. Additionally, the more members we enroll, the more data we have, which allows us to improve the functionality of our platform.

	As of September 30,
Membership by Offering	2023	2022
Individual and Small Group	912,761	1,017,544
Medicare Advantage	1,840	4,577
Cigna + Oscar (1)	68,559	53,324
Total Members	983,160	1,075,445
(1) Represents total membership for our co-branded partnership with Cigna.
Membership decreased 9% to 983,160 as of September 30, 2023, from 1,075,445 as of September 30, 2022. The decrease in membership was driven by the steps management took to proactively manage our membership levels during the 2023 Open Enrollment Period to a level that enabled us to prudently manage our capital, partially offset by an increase in new Cigna+Oscar members served.
Direct and Assumed Policy Premiums
Direct policy premiums are defined as the premiums collected from our members or from the federal government during the period indicated, before risk adjustment and reinsurance. These premiums include APTC, or premium subsidies, which are available to individuals and families with certain annual incomes. Assumed policy premiums are premiums we receive primarily as part of our reinsurance arrangement under our Cigna+Oscar Small Group plan offering, and are presented here net of Risk Adjustment. We believe Direct and Assumed Policy Premiums is an important metric to assess the growth of our individual and small group plan offerings going forward. Management also views Direct and Assumed Policy Premiums as a key operating metric because each of our MLR, InsuranceCo Administrative Expense Ratio, InsuranceCo Combined Ratio and Adjusted Administrative Expense Ratio are calculated on the basis of Direct and Assumed Policy Premiums.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Direct and Assumed Policy Premiums (in thousands)	$1,606,407	$1,682,289	$4,970,985	$5,058,427
Medical Loss Ratio	83.8%	89.9%	80.0%	83.2%
InsuranceCo Administrative Expense Ratio	17.4%	20.7%	17.6%	20.0%
InsuranceCo Combined Ratio	101.3%	110.6%	97.6%	103.2%
Adjusted Administrative Expense Ratio	20.3%	24.8%	20.5%	24.1%
Adjusted EBITDA(1) (in thousands)	$(20,285)	$(159,754)	$66,355	$(272,599)
(1) Adjusted EBITDA is a non-GAAP measure. See “Adjusted EBITDA” below for a reconciliation to net loss, the most directly comparable GAAP measure, and for information regarding our use of Adjusted EBITDA.
Direct and assumed policy premiums decreased for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022, driven primarily by the steps management took to proactively manage our membership levels. Prior to Open Enrollment for 2023, the Company requested that regulators limit its membership growth in Florida above a certain threshold so that total membership across all markets would be within its previously announced target range of 900,000 to 1,100,000 members at the close of Open Enrollment. The decrease was partially offset by rate increases and an increase in new Cigna+Oscar members served.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Direct claims incurred before ceded reinsurance (1)	$1,116,679	$1,153,270	$3,301,424	$3,255,721
Assumed reinsurance claims	61,781	38,667	169,194	95,464
Excess of loss ceded claims (2)	(418)	(4,392)	(6,038)	(14,316)
State reinsurance (3)	(9,978)	(10,368)	(26,574)	(28,643)
Net claims before ceded quota share reinsurance (A)	$1,168,064	$1,177,177	$3,438,006	$3,308,226

Premiums before ceded reinsurance (4)	$1,394,985	$1,318,048	$4,305,785	$4,001,589
Excess of loss reinsurance premiums (5)	(1,457)	(8,621)	(7,981)	(23,387)
Net premiums before ceded quota share reinsurance (B)	$1,393,528	$1,309,427	$4,297,804	$3,978,202
Medical Loss Ratio (A divided by B)	83.8%	89.9%	80.0%	83.2%
(1)See Note 3 - Reinsurance to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a reconciliation of direct claims incurred to Claims incurred, net, appearing on the face of our statement of operations.
(2)Represents claims ceded to reinsurers pursuant to an excess of loss treaty, for which such reinsurers are financially liable. We use excess of loss reinsurance to limit the losses on individual claims of our members.
(3)Represents payments made by certain state-run reinsurance programs established subject to CMS approval under Section 1332 of the ACA.
(4)See Note 2 - Revenue Recognition to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for an explanation of Premiums before ceded reinsurance.
(5)Represents XOL reinsurance premiums paid.

MLR improved for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022, primarily as a result of targeted rate action and a disciplined pricing strategy as well as targeted actions to drive down medical costs.

InsuranceCo Administrative Expense Ratio
InsuranceCo Administrative Expense Ratio is calculated as set forth in the table below. The ratio reflects the costs associated with running our combined insurance companies. We believe InsuranceCo Administrative Expense Ratio is useful to evaluate our ability to manage our expenses as a percentage of premiums before the impact of quota share reinsurance. Expenses necessary to run the insurance companies are included in Other insurance costs and Federal and state assessments. These expenses include variable expenses paid to vendors and distribution partners, premium taxes and healthcare exchange fees, employee-related compensation, benefits, marketing costs, and other administrative expenses. The numerator and denominator in the calculation below reflect an adjustment to remove the impact of the Company’s quota share arrangements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Other insurance costs	$192,863	$174,978	$618,078	$510,580
Impact of quota share reinsurance (1)	(7,169)	38,328	(23,431)	113,996
Stock-based compensation expense	(12,811)	(12,963)	(54,602)	(38,452)
Federal and state assessment of health insurance subsidiaries	70,252	70,806	215,732	209,578
Health insurance subsidiary adjusted administrative expenses (A)	$243,135	$271,149	$755,777	$795,702

Premiums before ceded reinsurance (2)	$1,394,985	$1,318,048	$4,305,785	$4,001,589
Excess of loss reinsurance premiums	(1,457)	(8,621)	(7,981)	(23,387)
Net premiums before ceded quota share reinsurance (B)	$1,393,528	$1,309,427	$4,297,804	$3,978,202
InsuranceCo Administrative Expense Ratio (A divided by B)	17.4%	20.7%	17.6%	20.0%
(1)Includes ceding commissions received from reinsurers, net of the impact of deposit accounting of $(7,139) and $(1,758) for the three months ended September 30, 2023 and 2022, respectively, and $(22,455) and $(5,417) for the nine months ended September 30, 2023 and 2022, respectively.
(2)See Note 2 - Revenue Recognition to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for an explanation of premiums before ceded reinsurance.

The InsuranceCo Administrative Expense Ratio improved for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022. Health insurance subsidiary adjusted administrative expenses were lower in 2023 compared to 2022 primarily due to lower distribution expenses, employee costs, and other variable insurance costs, partially offset by higher vendor costs associated with medical cost initiatives. The InsuranceCo Administrative Expense Ratio for both comparative periods also benefited from higher net premiums as a result of lower risk transfer, variable expense efficiency, and fixed cost leverage.
InsuranceCo Combined Ratio
InsuranceCo Combined Ratio is defined as the sum of MLR and InsuranceCo Administrative Expense Ratio. We believe this ratio best represents the core performance of the insurance business, prior to the impact of quota share and net investment income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Medical Loss Ratio	83.8%	89.9%	80.0%	83.2%
InsuranceCo Administrative Expense Ratio	17.4%	20.7%	17.6%	20.0%
InsuranceCo Combined Ratio	101.3%	110.6%	97.6%	103.2%

The InsuranceCo Combined Ratio improved for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022, consistent with the improvement in the MLR and InsuranceCo Administrative Expense Ratio.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Total Operating Expenses	$1,498,235	$1,170,799	$4,521,349	$3,335,899
Claims incurred, net	(1,163,194)	(852,689)	(3,436,785)	(2,395,894)
Premium deficiency reserve release	3,201	6,539	4,034	14,280
Impact of quota share reinsurance (1)	(7,169)	38,328	(23,431)	113,996
Total Administrative Expenses	$331,073	$362,977	$1,065,167	$1,068,281
Stock-based compensation expense	(28,768)	(28,560)	(133,541)	(83,241)
Depreciation and amortization	(9,191)	(4,058)	(22,952)	(11,548)
Adjusted Administrative Expenses (A)	$293,114	$330,359	$908,674	$973,492
Total Revenue	$1,439,991	$978,427	$4,431,211	$2,968,511
Reinsurance premiums ceded	2,903	364,384	10,111	1,097,929
Excess of loss reinsurance premiums	(1,457)	(8,621)	(7,981)	(23,387)
Adjusted Total Revenue (B)	$1,441,437	$1,334,190	$4,433,341	$4,043,053
Adjusted Administrative Expense Ratio (A divided by B)	20.3%	24.8%	20.5%	24.1%

(1)Includes ceding commissions received from reinsurers, net of the impact of deposit accounting of $(7,139) and $(1,758) for the three months ended September 30, 2023 and 2022, respectively, and $(22,455) and $(5,417) for the nine months ended September 30, 2023 and 2022, respectively.

The Adjusted Administrative Expense Ratio improved for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022. Total administrative expenses were lower in 2023 compared to 2022 primarily due to lower distribution expenses, employee costs, and other variable insurance costs offset by higher vendor costs associated with medical cost initiatives. The Adjusted Administrative Expense Ratio for both comparative periods also benefited from higher net premiums as a result of lower risk transfer, higher investment income, and variable expense efficiency.

Adjusted EBITDA
Adjusted EBITDA is defined as Net loss for the Company and its consolidated subsidiaries before interest expense, income tax expense (benefit), depreciation and amortization as further adjusted for stock-based compensation, and other items that are considered unusual or not representative of underlying trends of our business, where applicable for the period presented. We present Adjusted EBITDA because we consider it to be an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Adjusted EBITDA is a non-GAAP measure. Management believes that investors’ understanding of our performance is enhanced by including this non-GAAP financial measure as a reasonable basis for comparing our ongoing results of operations.
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

By providing this non-GAAP financial measure, together with a reconciliation to the most comparable U.S. GAAP measure, Net loss, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as an alternative to, or a substitute for Net loss or other financial statement data presented in our Condensed Consolidated Financial Statements as indicators of financial performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net loss	$(65,703)	$(193,547)	$(120,756)	$(382,992)
Interest expense	6,130	6,126	18,386	16,488
Other expenses (income)	414	(3,336)	8,132	(1,076)
Income tax expense (benefit)	915	(1,615)	4,100	192
Depreciation and amortization	9,191	4,058	22,952	11,548
Stock-based compensation(1)	28,768	28,560	133,541	83,241
Adjusted EBITDA	$(20,285)	$(159,754)	$66,355	$(272,599)
(1)Represents non-cash expenses related to equity-based compensation programs, which vary from period to period depending on various factors including the timing, number, and the valuation of awards. Nine months ended September 30, 2023, includes a non-recurring charge of $46.3 million related to accelerated stock-based compensation expense recognized as a result of the cancellation of the Founders Awards. Refer to Note 13 - Cancellation of Founders Awards for additional information.

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
Claims Incurred, Net
Claims incurred, net, primarily consists of both paid and unpaid medical expenses incurred to provide medical services and products to our members. Medical claims include fee-for-service claims, pharmacy benefits, capitation payments to providers, provider disputed claims and various other medical-related costs. Under fee-for-service claims arrangements with providers, we retain the financial responsibility for medical care provided and incur costs based on actual utilization of hospital and physician services. Medical claims are recognized in the period health care services are provided. Unpaid medical expenses include claims reported and in the process of being settled, but that have not yet been paid, as well as health care costs incurred but not yet reported to us, which are collectively referred to as benefits payable or claim reserves. The development of the claim reserve estimate is based on actuarial methodologies that consider underlying claim payment patterns, medical cost inflation, historical developments, such as claim inventory levels and claim receipt patterns, and other relevant factors. The methods for making such estimates and for establishing the resulting liability are continuously reviewed and any adjustments are reflected in the period determined. Claims incurred, net also reflects the net impact of our ceded reinsurance claims.
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

Results of Operations

Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
Revenue
Premiums before ceded reinsurance	$1,394,985	$1,318,048	$76,937	6%
Reinsurance premiums ceded	(2,903)	(364,384)	361,481	(99)%
Premiums earned	1,392,082	953,664	438,418	46%
Administrative services revenue	3,871	19,421	(15,550)	(80)%
Investment income and other revenue	44,038	5,342	38,696	*NM
Total revenue	1,439,991	978,427	461,564	47%
Operating Expenses
Claims incurred, net	1,163,194	852,689	310,505	36%
Other insurance costs	192,863	174,978	17,885	10%
General and administrative expenses	75,503	78,557	(3,054)	(4)%
Federal and state assessments	69,876	71,114	(1,238)	(2)%
Premium deficiency reserve release	(3,201)	(6,539)	3,338	(51)%
Total operating expenses	1,498,235	1,170,799	327,436	28%
Loss from operations	(58,244)	(192,372)	134,128	(70)%
Interest expense	6,130	6,126	4	—%
Other expenses (income)	414	(3,336)	3,750	(112)%
Loss before income taxes	(64,788)	(195,162)	130,374	(67)%
Income tax expense (benefit)	915	(1,615)	2,530	(157)%
Net loss	$(65,703)	$(193,547)	$127,844	(66)%
*NM - not meaningful

Premiums Before Ceded Reinsurance
Premiums before ceded reinsurance increased $76.9 million, or 6%, to $1.4 billion for the three months ended September 30, 2023, from $1.3 billion for the three months ended September 30, 2022. The increase was primarily due to higher premiums as a result of rate actions on the individual book, lower risk transfers per member driven by higher acuity in the enrolled population, and new Cigna+Oscar members served at higher rates, modestly offset by lower membership.

Reinsurance Premiums Ceded
Reinsurance premiums ceded decreased $361.5 million, or 99%, to $2.9 million for the three months ended September 30, 2023, from $364.4 million for the three months ended September 30, 2022. This change reflects revisions to our 2023 quota share reinsurance program to terminate a contract that had been in place for the 2022 policy year and accounted for under reinsurance accounting, and to enter into a new quota share arrangement for the 2023 policy year that is being accounted for under deposit accounting.

Administrative Services Revenue
Administrative services revenue decreased $15.6 million to $3.9 million for the three months ended September 30, 2023, from $19.4 million for the three months ended September 30, 2022. This decrease was driven by the termination of our arrangement with Health First Shared Services, Inc. (“Health First”) and transition of services from +Oscar to Health First effective December 31, 2022.

Investment Income and Other Revenue
Investment income and other revenue increased $38.7 million to $44.0 million for the three months ended September 30, 2023, from $5.3 million for the three months ended September 30, 2022, primarily due to higher investment yields and higher interest rates.

Claims Incurred, Net
Claims incurred, net, increased $310.5 million, or 36%, to $1.2 billion for the three months ended September 30, 2023, from $852.7 million for the three months ended September 30, 2022. The increase was primarily due to revisions to our 2023 quota share reinsurance program to terminate a contract that had been in place for the 2022 policy year and accounted for under reinsurance accounting, and to enter into a new quota share arrangement for the 2023 policy year that is being accounted for under deposit accounting.

Other Insurance Costs
Other insurance costs increased $17.9 million, or 10%, to $192.9 million for the three months ended September 30, 2023, from $175.0 million for the three months ended September 30, 2022. The increase was primarily attributable to revisions to our 2023 quota share reinsurance program to terminate a contract that had been in place for the 2022 policy year and accounted for under reinsurance accounting and to enter into a new quota share arrangement for the 2023 policy year that is being accounted for under deposit accounting. The increase was partially offset by lower distribution expenses.

General and Administrative Expenses
General and administrative expenses decreased $3.1 million, or 4%, to $75.5 million for the three months ended September 30, 2023, from $78.6 million for the three months ended September 30, 2022. The decrease was primarily attributable to the termination of the Health First arrangement and lower vendor related costs.

Premium Deficiency Reserve Release
Premium deficiency reserve release decreased $3.3 million to $3.2 million for the three months ended September 30, 2023, from $6.5 million for the three months ended September 30, 2022, due to lower premium deficiency reserve established at the end of 2022 as compared to the reserve established at the end of 2021.

Income Tax Expense (Benefit)
Our effective tax rate for the three months ended September 30, 2023 and September 30, 2022 was approximately (1.41)% and 0.83%, respectively.

Results of Operations

Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022

The following table sets forth our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
Revenue
Premiums before ceded reinsurance	$4,305,785	$4,001,589	$304,196	8%
Reinsurance premiums ceded	(10,111)	(1,097,929)	1,087,818	(99)%
Premiums earned	4,295,674	2,903,660	1,392,014	48%
Administrative services revenue	11,612	58,366	(46,754)	(80)%
Investment income and other revenue	123,925	6,485	117,440	*NM
Total revenue	4,431,211	2,968,511	1,462,700	49%
Operating Expenses
Claims incurred, net	3,436,785	2,395,894	1,040,891	43%
Other insurance costs	618,078	510,580	107,498	21%
General and administrative expenses	254,106	233,975	20,131	9%
Federal and state assessments	216,414	209,730	6,684	3%
Premium deficiency reserve release	(4,034)	(14,280)	10,246	(72)%
Total operating expenses	4,521,349	3,335,899	1,185,450	36%
Loss from operations	(90,138)	(367,388)	277,250	(75)%
Interest expense	18,386	16,488	1,898	12%
Other expenses (income)	8,132	(1,076)	9,208	(856)%
Loss before income taxes	(116,656)	(382,800)	266,144	(70)%
Income tax expense (benefit)	4,100	192	3,908	2035%
Net loss	$(120,756)	$(382,992)	$262,236	(68)%
*NM - not meaningful

Premiums Before Ceded Reinsurance
Premiums before ceded reinsurance increased $304.2 million, or 8%, to $4.3 billion for the nine months ended September 30, 2023, from $4.0 billion for the nine months ended September 30, 2022. The increase was primarily due to lower risk transfer per member as a percent of premium driven by higher acuity in the member population, higher per member premiums from rate actions on the Individual book and new Cigna+Oscar members served at higher rates, modestly offset by lower membership.

Reinsurance Premiums Ceded
Reinsurance premiums ceded decreased $1.1 billion, or 99%, to $10.1 million for the nine months ended September 30, 2023, from $1.1 billion for the nine months ended September 30, 2022. This change reflects revisions to our 2023 quota share reinsurance program to terminate a contract that had been in place for the 2022 policy year and accounted for under reinsurance accounting, and to enter into a new quota share arrangement for the 2023 policy year that is being accounted for under deposit accounting.

Administrative Services Revenue
Administrative services revenue decreased $46.8 million to $11.6 million for the nine months ended September 30, 2023, from $58.4 million for the nine months ended September 30, 2022. This decrease was driven by the termination of our arrangement with Health First and transition of services from +Oscar to Health First effective December 31, 2022.

Investment Income and Other Revenue
Investment income and other revenue increased $117.4 million to $123.9 million for the nine months ended September 30, 2023, from $6.5 million for the nine months ended September 30, 2022, primarily due to higher investment yields and higher interest rates.

Claims Incurred, Net
Claims incurred, net, increased $1.0 billion, or 43%, to $3.4 billion for the nine months ended September 30, 2023, from $2.4 billion for the nine months ended September 30, 2022. The increase was primarily due to revisions to our 2023 quota share reinsurance program to terminate a contract that had been in place for the 2022 policy year and accounted for under reinsurance accounting, and to enter into a new quota share arrangement for the 2023 policy year that is being accounted for under deposit accounting.

Other Insurance Costs
Other insurance costs increased $107.5 million, or 21%, to $618.1 million for the nine months ended September 30, 2023, from $510.6 million for the nine months ended September 30, 2022. The increase was primarily attributable to revisions to our 2023 quota share reinsurance program to terminate a contract that had been in place for the 2022 policy year and accounted for under reinsurance accounting and to enter into a new quota share arrangement for the 2023 policy year that is being accounted for under deposit accounting. Additional increase was attributable to the acceleration of the non-cash stock compensation expense associated with the cancellation of the Founders Awards. The increase was partially offset by lower distribution expenses.

General and Administrative Expenses
General and administrative expenses increased $20.1 million, or 9%, to $254.1 million for the nine months ended September 30, 2023, from $234.0 million for the nine months ended September 30, 2022. The increase was primarily attributable to the acceleration of the non-cash stock compensation expense associated with the cancellation of the Founders Awards.

Federal and State Assessments
Federal and state assessments increased $6.7 million, or 3%, to $216.4 million for the nine months ended September 30, 2023, from $209.7 million for the nine months ended September 30, 2022, which was primarily due to higher premiums.

Premium Deficiency Reserve Release
Premium deficiency reserve release decreased $10.2 million to $4.0 million for the nine months ended September 30, 2023, from $14.3 million for the nine months ended September 30, 2022, due to lower premium deficiency reserve established at the end of 2022 as compared to the reserve established at the end of 2021.

Income Tax Expense (Benefit)
Our effective tax rate for the nine months ended September 30, 2023 and September 30, 2022 was approximately (3.51)% and (0.05)%, respectively.

Liquidity and Capital Resources

Overview

We maintain liquidity at two levels of our corporate structure, through our health insurance subsidiaries and through Holdco, our consolidated subsidiaries excluding our regulated insurance subsidiaries.

The majority of the assets held by our health insurance subsidiaries is in the form of cash and cash equivalents and investments. As of September 30, 2023 and December 31, 2022, total cash and cash equivalents and investments held by our health insurance subsidiaries was $2.4 billion and $2.9 billion, respectively, of which $17.5 million and $17.7 million, respectively, was on deposit with regulators as required for statutory licensing purposes and are classified as restricted deposits on the balance sheet.

Our health insurance subsidiaries’ states of domicile have statutory minimum capital requirements that are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The combined statutory capital and surplus of our health insurance subsidiaries was $874.6 million and $701.5 million at September 30, 2023 and December 31, 2022, respectively, which was in compliance with and in excess of the minimum capital requirements for each period. The health insurance subsidiaries historically have required capital contributions from Parent to maintain minimum levels. The health insurance subsidiaries may be subject to additional capital and surplus requirements in the future, as a result of factors such as increasing membership and medical costs, which may require us to incur additional indebtedness, sell capital stock, or access other sources of funding in order to fund such requirements. During periods of increased volatility, such as the current macroeconomic environment, adverse securities and credit markets, including due to rising interest rates, may exert downward pressure on the availability of liquidity and credit capacity for certain issuers, and any such funding may not be available on favorable terms, or at all. As a result of changing market dynamics following market exits by certain carriers in 2022, we proactively engaged regulators regarding options to manage our membership growth to a level at the end of the 2023 Open Enrollment Period that enabled us to prudently manage our capital. The membership enrollment restrictions that were put in place have been removed, and for additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments, Trends and Other Factors Impacting Performance—Regulatory Update.”

When our health insurance subsidiaries are profitable or if their levels of statutory capital and surplus exceed minimum regulatory requirements, we may make requests for dividends and distributions from our subsidiaries to fund our operations, or seek to enter into transactions or structures that enable us to efficiently deploy this excess capital, which may or may not be approved by our regulators. For additional information, see Part II, Item 1A “Risk Factors—Risks Related to our Business—If state regulators do not approve payments of dividends and distributions by our health insurance subsidiaries to us, or do not approve other capital efficiency structures we may pursue, we may not have sufficient funds to implement our business strategy.”

Our health insurance subsidiaries also utilize quota share reinsurance arrangements to reduce our minimum capital and surplus requirements, which are designed to enable us to efficiently deploy capital to fund our growth. During the nine months ended September 30, 2023 and the year ended December 31, 2022, Parent made $16.5 million and $423.5 million of capital contributions, respectively, to the health insurance subsidiaries. We estimate that had we not had any quota share reinsurance arrangements in place, the insurance subsidiaries would have been required to hold approximately $454.2 million and $446.8 million of additional capital as of September 30, 2023 and December 31, 2022, respectively, which Parent would have been required to fund. The actual amount of any required capital contributions to our insurance subsidiaries may differ at any given time depending on each insurance subsidiary’s capital adequacy. For additional information on our capital contributions and reinsurance arrangements, see “Risk Factors—Risks Related to our Business—We utilize quota share reinsurance to reduce our capital and surplus requirements and protect against downside risk on medical claims. If regulators do not approve our reinsurance agreements for this purpose, or if we cannot negotiate renewals of our quota share arrangements on acceptable terms, or at all, enter into new agreements with reinsurers, or otherwise obtain capital through debt or equity financings, our capital position would be negatively impacted, and we could fall out of compliance with applicable regulatory requirements” and “Risk Factors—Risks Most Material to Us—Our business, financial condition, and results of operations may be harmed if we fail to execute our strategy and manage our growth effectively,” each in this Quarterly Report on Form 10-Q.

The majority of the assets held by Holdco are in the form of cash and cash equivalents and investments. As of September 30, 2023 and December 31, 2022, total cash and cash equivalents and investments held by Holdco was $238.9 million and $342.0 million, respectively, of which $9.8 million was restricted for both 2023 and 2022. Based on our current forecast, we believe the cash, and cash equivalents and investments held by Holdco, not including restricted cash, will be sufficient to fund our operating requirements for at least the next twelve months.

Our cash flows used in operations may differ substantially from our net loss due to non-cash charges or due to changes in balance sheet accounts. The timing of our cash flows from operating activities can also vary among periods due to the timing of payments made or received. Some of our payments and receipts, including risk adjustment and subsequent reinsurance receipts, can be significant. For example, during the third quarter of 2023, we made a payment through our health insurance subsidiaries of approximately $1.4 billion into the risk adjustment program for the 2022 policy year. Therefore, their timing can influence cash flows from operating activities in any given period which would have a negative impact on our operating cash flows.

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
Revolving Credit Facility
On February 21, 2021, we entered into a senior secured credit agreement (the "Revolving Credit Facility"), with Wells Fargo Bank, National Association, as administrative agent, and certain other lenders for a revolving loan credit facility in the aggregate principal amount of $200 million. The Revolving Credit Facility is guaranteed by Oscar Management Corporation, each wholly owned subsidiary of Oscar, and all of our future direct and indirect subsidiaries (in each case, subject to certain permitted exceptions, including exceptions for guarantees that would require material governmental consents or in respect of joint venture) (the "Guarantors"). Our Revolving Credit Facility is secured by a lien on substantially all of our and the Guarantors’ assets (subject to certain exceptions). Proceeds are to be used solely for general corporate purposes of the Company. The Revolving Credit Facility is available until February 2024, provided we are in compliance with all covenants.
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

As of September 30, 2023, there were no outstanding borrowings under the Revolving Credit Facility.

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

Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our subsidiaries may invest. These investment policies require that our investments have final maturities of a maximum of three years from the settlement date. Professional portfolio managers operating under documented guidelines manage our investments and a portion of our cash equivalents. Our portfolio managers must obtain our prior approval before selling investments in a loss position. Net investment income (loss) for our health insurance subsidiaries was $39.8 and $4.1 million for the three months ended September 30, 2023 and September 30, 2022, respectively, and $114.0 and $2.8 million for the nine months ended September 30, 2023, and September 30, 2022, respectively. Net investment income for our health insurance subsidiaries was $25.8 million for the year ended December 31, 2022.

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

The following table shows summary cash flows information for the periods indicated:

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Net cash (used in) provided by operating activities	$(569,027)	$228,955	$(797,982)
Net cash provided by investing activities	404,710	480,161	(75,451)
Net cash provided by financing activities	5,377	300,583	(295,206)
Net (decrease) increase in cash and cash equivalents and restricted cash equivalents	$(158,940)	$1,009,699	$(1,168,639)

Operating Activities
Net cash used in operating activities decreased $798.0 million to $569.0 million for the nine months ended September 30, 2023, compared to $229.0 million provided by operating activities for the nine months ended September 30, 2022. The decrease is primarily due to higher claims paid and higher adjustment transfer disbursements, offset by reinsurance recoverables.

Investing Activities
Net cash provided by investing activities decreased $75.5 million to $404.7 million for the nine months ended September 30, 2023, compared to $480.2 million for the nine months ended September 30, 2022. The decrease was primarily due the sale and maturity of securities within our investment portfolio, offset by the purchase of securities.

Financing Activities
Net cash provided by financing activities decreased $295.2 million to $5.4 million for the nine months ended September 30, 2023, compared to $300.6 million for the nine months ended September 30, 2022. The decrease was primarily due to net proceeds received from the issuance of convertible senior notes due 2031 in February 2022.

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
Interest Rate Risk
We are subject to interest rate risk in connection with the fair value of our investment portfolio, which consists of U.S. Treasury and agency securities, corporate notes, certificates of deposit, commercial paper and municipalities. Our primary market risk exposure is changes to prime rate-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. Assuming a hypothetical and immediate 1% increase in interest rates at September 30, 2023, the fair value of our investments would decrease by approximately $6.0 million. Any declines in interest rates over time would reduce our investment income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of September 30, 2023 due to the material weakness, we believe that our Condensed Consolidated Financial Statements included in this report present fairly, in all material respects, our financial position and results of operations and cash flows as of each of the dates, and for each of the periods, presented therein in accordance with U.S. GAAP.

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

Although management has improved the design, implementation, and monitoring of our internal controls over financial reporting, we still consider there to be a material weakness in our internal control over financial reporting that has not yet been remediated as it is subject to the testing of design and operating effectiveness over a sufficient period. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. The actions that we are taking are subject to ongoing senior management review, as well as Audit Committee oversight. We may also conclude through testing that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weakness expeditiously.

Changes in Internal Control over Financial Reporting

As described above in the “Remediation Plan for Material Weakness” section, there were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
The information required under this Part II, Item 1 is set forth in Note 12 - Commitments and Contingencies to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Given that such proceedings are subject to uncertainty, there can be no assurance that such legal proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors
Our business involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q, including our unaudited Condensed Consolidated Financial Statements and related notes, as well as our other filings with the SEC. The occurrence of any of the events described below could harm our business, operating results, financial condition, liquidity, or prospects, and could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral statements. In any such event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business.

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

We also pursue opportunities to monetize our technology platform through +Oscar and we may be in discussions with respect to one or more such opportunities at any given time. To offer our +Oscar platform administrative services, we may be required to obtain and maintain licenses and approvals in new and existing markets, including for third party administrative services, utilization review administrative services, pharmacy benefit administration, or preferred provider network administration services. We may not be able to do so on our expected timetable or at all, or to otherwise expand our administrative service offerings and perform on our +Oscar or other commitments in an economically sustainable manner. Further, in 2022 we experienced certain operational challenges implementing full service +Oscar arrangements, including meeting certain service level standards, and a +Oscar client terminated its +Oscar arrangement. In the future, even if we are able to obtain necessary licenses and approvals, our +Oscar arrangements may pose further operational challenges, may not be implemented on our expected timetable or at all, may not perform as well as expected, may not achieve timely profitability or expected synergies, may require us to incur additional costs, may expose us to additional liability, or may result in limitations on our ability to offer products in certain insurance markets and geographic regions. If we are not able to successfully implement and/or perform on our +Oscar arrangements, this may limit our ability to retain current +Oscar clients or obtain +Oscar clients in the future.

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
•changes in medical utilization rates;
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

The PHE for COVID-19 ended on May 11, 2023. The commencement of the unwinding of the Medicaid continuous enrollment condition under the Families First Coronavirus Response Act and redeterminations was previously linked to the end of the PHE; however, the omnibus spending bill passed in December 2022 delinked Medicaid redeterminations from the end of the PHE. Medicaid redeterminations were required to begin by April 1, 2023, and conclude by May 1, 2024. As individuals are disenrolled from state Medicaid programs, certain individuals who meet the eligibility requirements may enroll in ACA marketplace plans. Although new ACA plan enrollments as a result of the Medicaid continuous enrollment unwinding and redeterminations have been marginal to date according to July 2023 data issued by CMS, the redeterminations are ongoing, and consumers’ transitions to ACA marketplace plans may contribute to more substantial growth in the ACA marketplace in the future. As a result, there may be an impact on our membership and/or underwriting margin to the extent that ACA plan enrollments increase as a result of Medicaid redeterminations. We cannot predict ACA plan enrollment patterns, and the potential impact on our membership and/or underwriting margin is uncertain.

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

We have not been profitable since our inception in 2012 and had an accumulated deficit of $2.6 billion and $2.7 billion as of December 31, 2022 and September 30, 2023, respectively. We incurred net losses of $609.6 million, $65.7 million and $120.8 million in the year ended December 31, 2022 and the three and nine months ended September 30, 2023, respectively.

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

The ACA also established significant subsidies to support the purchase of health insurance by individuals, in the form of advanced premium tax credits, or APTCs, available through Health Insurance Marketplaces. The American Rescue Plan Act (ARPA) added additional APTCs for individuals at every household income level for 2021 and 2022; those additional APTCs have been renewed for three years through 2025 under the Inflation Reduction Act of 2022. During the years ended December 31, 2022 and 2021, the direct policy premiums of approximately 85% and 73%, respectively, of our members were subsidized by APTCs. Although additional ARPA subsidies have been extended through 2025, the future elimination or reduction of APTCs or other subsidies could make such coverage unaffordable to some individuals and thereby reduce overall participation in the Health Insurance Marketplaces and our membership. These fluctuations could have a significant adverse effect on our business and future operations, and our results of operations and financial condition. Further, the lack of federal funding of cost sharing subsidies could additionally impact Health Insurance Marketplace enrollment. Such market and political dynamics may increase the risk that our Health Insurance Marketplace products will be selected by individuals who have a higher risk profile or utilization rate or lower subsidization rate than we anticipated when we established the pricing for products on Health Insurance Marketplaces, possibly leading to financial losses.

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

We also offer Medicare Advantage plans, which requires us to comply with a myriad of rules, regulations, and subregulatory guidance, as well as third party and publicly administered performance standards. In urbanized areas, Medicare Advantage plans must be capable of enrolling at least 5,000 beneficiaries. CMS can waive this minimum enrollment requirement for the first three years of the contract. If we fail to enroll the minimum number of beneficiaries, CMS may elect not to renew our Medicare Advantage contracts. In addition, a portion of each Medicare Advantage plan’s reimbursement is tied to the plan’s Star Rating, as published by CMS, with those plans receiving a rating of four (4.0) or more stars eligible for quality-based bonus payments. A plan’s Star Rating affects its image in the market, and plans that achieve higher Star Ratings are able to offer enhanced benefits and market more effectively and, as a result, may have a competitive advantage over plans with lower Star Ratings. Medicare Advantage plans with Star Ratings of less than three (3.0) stars for three consecutive years are denoted as “low performing” plans on the CMS website and in the CMS “Medicare and You” handbook and CMS has the authority to terminate the Medicare Advantage contracts for such plans. For plan year 2023, our New York 3 Star rating in Part C applies to our Florida Medicare Advantage plan, and our Florida Medicare Advantage plan also earned a Part D rating of 2.5 Stars. The Star Rating system is subject to change annually by CMS, which may make it more difficult to achieve and maintain favorable Star Ratings in the future. Our health insurance subsidiaries’ operating results, premium revenue, and benefit offerings will likely depend significantly on their Star Ratings, and there can be no assurances that we will be successful in achieving favorable Star Ratings or maintaining or improving our Star Ratings once achieved. We will not be offering Medicare Advantage plans for plan year 2024.

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

We are periodically subject to government audits, including CMS Risk Adjustment Data Valuation (“RADV”) audits of our ACA and Medicare Advantage Plans to validate diagnostic data, patient claims and financial reporting, and audits of our Medicare Part D plans by the Medicare Part D Recovery Audit Contractor (“RAC”) programs authorized by the ACA. These audits could result in significant adjustments in payments made to our health plans, which could adversely affect our financial condition and results of operations. If we fail to report and correct errors discovered through our own auditing procedures or during a RADV or RAC audit, or otherwise fail to comply with applicable laws and regulations, we could be subject to fines, civil penalties or other sanctions which could have a material adverse effect on our ability to participate in these programs, and on our financial condition, cash flows and results of operations. On November 24, 2020, CMS issued a final rule that amends the RADV program by: (i) revising the methodology for error rate calculations beginning with the 2019 benefit year; and (ii) changing the way CMS applies RADV results to risk adjustment transfers beginning with the 2020 benefit year. According to CMS, these changes are designed to give insurers more stability and predictability with respect to the RADV program and promote fairness in how health insurers receive adjustments. On March 31, 2023, CMS issued its final 2024 Medicare Advantage Rate Announcement, which implements a three-year phase-in of certain changes to the methodology CMS will use to perform risk adjustment for plan years 2024 through 2026. Under the new risk adjustment model that will begin to be implemented in 2024, CMS has changed the manner by which over 2,000 diagnosis codes, across a range of disease and condition categories, are considered for purposes of patient risk scoring, with certain of these codes no longer impacting risk scoring. While the codes subject to changes represent only a fraction of the total number of conditions considered for purposes of risk adjustment, this change and any future changes to CMS’ risk adjustment methodology could impact the Medicare Advantage plan revenue. CMS has also announced a policy that payment adjustments as a result of RADV audits will not be limited to the specific MA enrollees for which errors are found but may also be extrapolated to the entire MA plan subject to a particular CMS contract. Based on a final rule issued by CMS in January 2023, although 2011 to 2017 plan years are still subject to audit, overpayments to MA plans that are identified as a result of RADV audit will only be subject to extrapolation for plan year 2018 and any subsequent plan year. In addition, CMS will not apply an adjustment factor, known as a Fee-For-Service Adjuster, in RADV audits to account for potential differences in diagnostic coding between the Medicare Advantage program and Medicare fee-for-service program. The future impact of these changes remains unclear, and CMS and HHS-OIG policies and procedures for conducting RADV audits remain subject to change. These changes and any future changes to the RADV program may ultimately impact expected transfers to or from health insurers resulting from these retrospective program adjustments.

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

Almost all of our revenue depends on the direct policy premiums we collect from members or from the federal government on behalf of our members who obtain health care services from a limited number of providers with whom we contract. We generally manage our provider contracts on a state-by-state basis, entering into separate contracts in each state with local affiliates of a particular provider, such that no one local provider contract receives a majority of our allowed medical costs for services rendered to our members. When aggregating the payments we make to each provider through its local affiliates, AdventHealth, HCA Healthcare and University of Miami Hospital & Medical Group accounted for a total of approximately 15%, 9% and 9%, respectively, of total allowable medical costs for the three months ended September 30, 2023, and approximately 14%, 9% and 8%, respectively, of total allowable medical costs for the nine months ended September 30, 2023. Advent Health, HCA Healthcare, and Atlantic Coast Healthcare Network (“ACHN”) accounted for approximately 15%, 10% and 6%, respectively, of total allowable medical costs for the year ended December 31, 2022. We believe that a majority of our revenue will continue to be derived from direct policy premiums obtained from members who receive services from a concentrated number of providers. These providers may terminate or seek to terminate their contracts with us in the future. The sudden loss of any of our providers or the renegotiation of related provider contracts could adversely impact our reputation or the breadth of access and perceived quality of our provider networks, which could result in a loss of a membership that adversely affects our revenue and operating results.

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

If our reinsurers consistently and successfully dispute our obligations to make a claim payment under a given policy, if we cannot renegotiate renewals of our quota share reinsurance arrangements on acceptable terms, if reinsurers terminate their arrangements with us, if we are unable to enter into reinsurance arrangements with other reinsurers, or if our reinsurance arrangements are not approved by any of our regulators (or if our regulators take a different view, whether prospectively or retroactively, with respect to the capital treatment of our reinsurance agreements), we may need to raise additional capital to comply with applicable regulatory requirements, which could be costly. For example, we estimate that had we not had any quota share reinsurance arrangements in place, the insurance subsidiaries would have been required to hold approximately $454.2 million of additional capital as of September 30, 2023, which Parent would have been required to fund to the extent the applicable insurance subsidiary did not have excess capital to cover the requirement. If we are not able to comply with our funding requirements, we would have to enter into a corrective action plan or cease operations in jurisdictions where we could not comply with such requirements. Termination of our reinsurance arrangements would also increase our exposure to volatility in medical claims. As a result, termination of our reinsurance arrangements through one or more of these scenarios could harm our business, results of operations, and financial condition.

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

For example, on May 12, 2022, a securities class action lawsuit against the Company, certain of its directors and officers, and the underwriters that participated in the Company’s initial public offering ("IPO") was commenced in the United States District Court for the Southern District of New York, captioned Carpenter v. Oscar Health, Inc., et al., Case No. 1:22-CV-03885 (S.D.N.Y.) (the “Securities Action”). The amended complaint, filed on December 6, 2022, primarily alleges that the Company failed to disclose in its IPO registration statement purportedly inadequate controls and systems in connection with the risk adjustment data validation audit for 2019, in violation of Sections 11 and 15 of the Securities Act, and that this alleged omission caused losses and damages for members of the putative class. The amended complaint seeks unspecified compensatory damages as well as interest, fees and costs.

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

Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining, motivating and incentivizing our existing employees. Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to hire new employees and to retain, motivate, and incentivize existing employees. For example, from the completion of our IPO through September 30, 2023, our closing stock price ranged from a high of $36.77 to a low of $2.15. As such, the underlying value of the equity awards held by our employees also fluctuates. Additionally, if and when the stock options or other equity awards are substantially vested, employees under such equity arrangements may be more likely to leave, particularly when the underlying shares have appreciated.

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

Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks, as well as a result of an increase in work-from-home and hybrid work arrangements due to the COVID-19 pandemic and geopolitical events involving high cyber-risk countries. Hackers and data thieves are increasingly sophisticated and operating large-scale and complex automated attacks. Our information technology systems and safety control systems are subject to a growing number of threats from hackers and other adversaries that may be able to penetrate our network security and misappropriate our confidential member and company information or that of third parties, create system disruptions, or cause damage, security issues, or shutdowns. They also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our systems or otherwise exploit security vulnerabilities. Because the techniques used to circumvent, gain access to, or sabotage security systems, can be highly sophisticated and change frequently, they often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world. We may be unable to anticipate these techniques or implement adequate preventive measures, resulting in potential data loss and damage to our systems. Further, we may experience cyber-attacks and other security incidents that remain undetected for an extended period. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures, develop additional protocols and/or investigate and remediate any information security vulnerabilities.

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

Real or perceived errors, failures, vulnerabilities, or bugs in our systems, website, or app could impair our operations, damage our reputation and brand, and harm our business and operating results.

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

As initially disclosed in Part II, Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, in connection with our audit of the consolidated financial statements for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting related to information technology general controls, which continues to exist as of September 30, 2023. As a result, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified in Item 9A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and discussed in subsequent periodic reports did not result in any misstatement of our financial statements. We are in the process of remediating the material weakness.

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

In addition, in recent years, the U.S. government has experienced periodic shutdowns, during which time certain regulatory agencies were obliged to suspend critical activities. If a federal government shutdown, or other potential delay or change in the government appropriations or other funding authorization process, were to occur for a prolonged period of time, federal government payment obligations, including its obligations under Medicare and the Health Insurance Marketplace, may be delayed. Similarly, if state government shutdowns were to occur, state payment obligations may be delayed. If the federal or state governments fail to make payments under these programs on a timely basis, our business, operations, cash flows, or earnings may be materially affected.

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

As of September 30, 2023, we had outstanding indebtedness due to our issuance in February 2022 of $305.0 million in aggregate principal amount of convertible senior notes due 2031 (the “2031 Notes”) in a private placement. We may incur additional indebtedness in the future, including borrowings under the Revolving Credit Facility. Such indebtedness, including borrowings, if any, under the Revolving Credit Facility, could have significant effects on our business, such as:

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

Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of September 30, 2023, the holders of our outstanding Class B common stock, which consist of Thrive Capital and our Co-Founders, beneficially own 21.3% of our outstanding capital stock and hold 81.8% of the voting power of our outstanding capital stock (assuming the exercise of all options to acquire shares of Class B common stock and the conversion of the 2031 Notes, in each case that are beneficially owned as of September 30, 2023). Thrive Capital and Joshua Kushner (as the sole managing member of the Thrive General Partners), in particular, beneficially own 18.4% of our outstanding capital stock and hold 73.9% of the voting power of our outstanding capital stock as of September 30, 2023. Because of the 20-to-one voting ratio between our Class B common stock and Class A common stock, the holders of Class B common stock, in particular Thrive Capital and Joshua Kushner (as the sole managing member of the Thrive General Partners), collectively control over a majority of the combined voting power of all of our Class A common stock and Class B common stock and therefore will continue to be able to control all matters submitted to our stockholders for approval until a significant portion of such shares of outstanding Class B common stock have been converted to shares of Class A common stock. This concentrated control limits or precludes the ability of our other investors to influence corporate matters for the foreseeable future. For example, Thrive Capital and our Co-Founders have sufficient voting power to determine the outcome with respect to elections of directors, amendments to our certificate of incorporation, amendments to our bylaws that are subject to a stockholder vote, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval for the foreseeable future. In addition, this concentrated control may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. This control may also adversely affect the market price of our Class A common stock.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) On August 13, 2023, Mark T. Bertolini, the Company’s Chief Executive Officer, in accordance with the Company’s standard practice for employees and executive officers, entered into the Company’s form of sell-to-cover instruction that is intended to satisfy the affirmative defense of Rule 10b5-1(c), providing for sales of a number of shares of Class A common stock as is necessary to cover tax withholding obligations incurred in connection with the vesting or settlement of restricted stock units held by Mr. Bertolini. The instruction will remain in effect so long as Mr. Bertolini is subject to such tax obligations, unless earlier terminated. The total number of shares of Class A common stock that may be sold pursuant to the instruction is not determinable.

On August 19, 2023, Mario Schlosser, the Company’s President of Technology and Chief Technology Officer, adopted a trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the exercise of 608,430 vested stock options and sale of underlying shares of the Company's common stock to cover the related exercise fee, withholding taxes, commissions and fees pursuant to the terms of the plan, between November 16, 2023 and January 17, 2024.

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

OSCAR HEALTH, INC.

Date: November 7, 2023	By:	/s/ Mark T. Bertolini
Mark T. Bertolini
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2023	By:	/s/ R. Scott Blackley
R. Scott Blackley
Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2023	By:	/s/ Victoria Baltrus
Victoria Baltrus
Chief Accounting Officer
(Principal Accounting Officer)