Form 10-K
period 2023-12-31
Oscar Health, Inc.
filed 2024-02-15
CIK 1568651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, the last business day of the registrant's most recently completed second quarter, the approximate market value of the registrant's common stock held by non-affiliates was $1.5 billion based on a closing price of $8.06 per share on the New York Stock Exchange.

Class of Stock	Shares Outstanding as of January 31, 2024
Class A Common Stock, par value $0.00001 per share	194,213,000
Class B Common Stock, par value $0.00001 per share	35,514,201
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023 are incorporated herein by reference in Part III.

Oscar Health, Inc.
ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Annual Report on Form 10-K”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding our future results of operations and financial position, risk adjustment payments, industry, regulatory and business trends, stock compensation, business strategy, plans and plan mix, membership and market growth, and our objectives for future operations, including our profitability goals.

The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

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
•“Adjusted EBITDA” is defined as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating and Non-GAAP Financial Metrics—Adjusted EBITDA.”
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
•“full stack technology platform” refers to our cloud-based end-to-end technology solution, which powers our differentiated member experience engine. Our platform connects our member-facing features, including our mobile application, which we refer to as our app, website, and virtual care solutions with our back-office tools that span all critical healthcare insurance and technology domains, including member and provider data, utilization management, claims management, billing, and benefits.
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
•“health insurance subsidiary” refers to any subsidiary of Oscar Health, Inc. that has applied for or received a license, certification or authorization to sell health plans by any state Department of Insurance, Department of Financial Services, Department of Health, or comparable regulatory authority. As of December 31, 2023, Oscar Health, Inc. had 14 health insurance subsidiaries.
•“health plans” refers to the health insurance plans that Oscar sells in the individual and small group markets and the MA plans that Oscar sold in the MA market. The term includes co-branded health plans sold directly by our health insurance subsidiaries and, in the case of the Cigna+Oscar plan sold directly by our partner and partially reinsured by an Oscar health insurance subsidiary.
•"InsuranceCo" is used to refer to all Oscar's regulated insurance subsidiaries.
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
•“Open Enrollment Period” refers to the yearly period when individuals and families can enroll in a health plan or make changes to an existing health plan. The 2024 Open Enrollment Period for the ACA individual market in the majority of states began on November 1, 2023 and lasted through at least January 15, 2024.
•“Parent” means Oscar Health, Inc. on a stand-alone basis.
•“PMPM” refers to per member per month.
•“Special Enrollment Period” or “SEP” refers to a period outside the Open Enrollment Period or Annual Election Period when an eligible person can enroll in a health plan or make changes to an existing health plan. A person is generally eligible to participate in a Special Enrollment Period if certain qualifying life events occur, such as losing certain health coverage, moving, getting married, having a baby, or adopting a child or resulting from regulatory requirements. For example, in 2023, this included an extension of the Open Enrollment Period in New York for the duration of the COVID-19 public health emergency (“PHE”) which ended on May 11, 2023, and a Special Enrollment Period in California also tied to the duration of the PHE. CMS has also announced a sixteen month Special Enrollment Period for individuals that lose Medicaid or Children's Health Insurance Program coverage as a result of the Medicaid redetermination process, which began April 1, 2023 and will end July 31, 2024.
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
•Our, or any of our vendors', ability to comply with laws, regulations, and standards related to the handling of information about individuals or applicable consumer protection laws, including as a result of our participation in government-sponsored programs, such as Medicare;
•Our ability to arrange for the delivery of quality care and maintain good relations with the physicians, hospitals, and other providers within and outside our provider networks;
•Unanticipated results of or changes to risk adjustment programs;
•Our ability to utilize quota share reinsurance to meet our capital and surplus requirements and protect against downside risk on medical claims;
•Unfavorable or otherwise costly outcomes of lawsuits, audits, investigations, and claims that arise from the extensive laws and regulations to which we are subject;
•Incurrence of data security breaches of our and our partners’ information and technology systems;
•Our ability to attract and retain qualified personnel;
•Our ability to detect and prevent material weaknesses or significant control deficiencies in our internal controls over financial reporting or other failure to maintain an effective system of internal controls; and
•Adverse publicity or other adverse consequences related to our dual class structure or “controlled company” status.

Before you invest in our Class A common stock, you should carefully consider all of the information in this Annual Report on Form 10-K, including matters set forth under the heading “Risk Factors.”

PART I

Item 1. Business

OUR BUSINESS

At Oscar, we make a healthier life accessible and affordable for all.

Oscar is the first health insurance company built around a full stack technology platform and a relentless focus on member experience. We started Oscar in 2012 to create the kind of health insurance company we would want for ourselves – one that behaves like a doctor in the family. We believe every American deserves access to affordable, high-quality healthcare that fits their life – from families seeking coverage that works for toddlers and their busy parents, to adults with chronic conditions who know their care providers by their first names, to small businesses choosing a benefits package – and everyone in between.

Powered by our own differentiated cloud-native technology platform, we have built a scaled insurance business that enables us to earn our members’ trust, leverage the power of personalized data, and help our members find quality care they can afford. We are proud to have earned industry-leading levels of trust, engagement, and customer satisfaction from the approximately 1.3 million members who, as of January 2024, have chosen Oscar.

In addition to supporting our insurance business, our differentiated technology platform also powers both providers and payors through +Oscar. We offer Campaign Builder, an engagement and recommendation platform that leverages the wisdom from 10+ years of building the Oscar member experience. The platform delivers continuous care management by informing population identification and delivering personalized interactions with real time reporting and analytics to measure key outcomes and insights.

Our Offerings

Oscar's business is built upon our focus on member experience and our cloud-native technology platform. We offer health plans in the individual and small group markets, as well as our platform product, +Oscar. We previously offered Medicare Advantage insurance coverage, but exited the Medicare Advantage market for plan year 2024.

Individual and Small Group
The individual market primarily consists of policies purchased by individuals and families through Health Insurance Marketplaces. The small group market consists of employees of companies with up to 50 full-time workers in most states and up to 100 full-time workers in select states.

We offer health plans in the individual market on exchange and off-exchange under the five metal plan categories defined by the ACA: Catastrophic, Bronze, Silver, Gold, and Platinum. These plans differ based on the size of the monthly premium and the level of sharing of medical costs between Oscar and our members. Oscar works to bring new and innovative insurance products to market, built to meet the healthcare needs of consumers as diverse as the communities in which they live. Oscar does this with an eye towards promoting health equity, affordability, and closing critical gaps in benefits for consumers. Our products help remove financial barriers to high-value services, with a focus on leveraging affordable care, clinical strategies, and our innovative business model, which collectively, empower and incentivize our members to have better control of their health. Some of our products incorporate benefits and programs of particular value to members with complex conditions, such as diabetes and asthma.

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

Medicare Advantage
We no longer offer Medicare Advantage plans, effective with plan year 2024. We had a limited Medicare Advantage business where we offered coverage to adults age 65 and older and eligible for traditional Medicare, but who instead selected coverage through a private market plan. We had a contract with the Centers for Medicare & Medicaid Services ("CMS") under the Medicare Advantage program to provide healthcare benefits to Medicare beneficiaries. Medicare Advantage premiums paid to us under our CMS contracts were subject to CMS review, and may be subject to ongoing federal government reviews and audits.

+Oscar Platform
Oscar’s success is built upon our superior member engagement and robust technology platform. Through the +Oscar platform, we deploy our technology to power others throughout the healthcare system. Campaign Builder, our engagement and recommendation platform for providers and payors, leverages predictive analytics to identify high value opportunities for engagement and to deliver personalized interactions with real time reporting and analytics to measure key outcomes and insights. +Oscar currently serves approximately 500,000 client lives on its Campaign Builder platform, in addition to the approximately 1.3 million members enrolled in Oscar health insurance.

Our Provider Contracts and Network

Our health plans include access to a network of high-quality physicians and hospitals, as well as a Care Team that supports members from finding a doctor to navigating costs. As portions of the healthcare system increasingly shift towards offering more selective networks, we believe the insurers that will thrive are those that can consistently deliver a high-quality experience by engaging their members and routing care to in-network facilities and physicians that offer quality care at affordable rates. Oscar has exclusive provider organizations (“EPO”) or similar networks in all of our markets for our Individual products. The Cigna+Oscar Small Group products use Cigna’s network to offer preferred provider organization (“PPO”) and EPO plans. We selectively work with technology-forward, high brand-recognition health systems, including some of the largest health systems in the U.S.

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

Membership

Markets
Oscar's member-first philosophy and innovative approach to care earned us the trust of over one million members across our Individual, Small Group and Medicare Advantage plans as of December 31, 2023. We offer coverage in 20 states. We regularly evaluate our markets for strategic fit and enter or exit markets accordingly. We previously offered Medicare Advantage insurance coverage, but exited the Medicare Advantage market for plan year 2024. We also temporarily paused writing individual business in the California ACA market for plan year 2024 while maintaining our license in the state.

Concentration
We generate a substantial majority of our total revenue from direct and assumed policy premiums. Direct policy premiums are collected directly from members and from CMS as part of the APTC program. For the year ended December 31, 2023, $0.9 billion and $5.5 billion of direct policy premiums were collected directly from our members and from CMS, respectively. We also receive assumed policy premiums as part of our reinsurance arrangements under our Cigna+Oscar small group plan offering. Assumed premiums for the year ended December 31, 2023 were $228.8 million.

Disaggregated membership information as of December 31, 2023 and 2022 is presented in the tables below:

Membership by Offering
	As of December 31,
	2023	2022
Individual and Small Group	967,002	1,084,404
Medicare Advantage	1,781	4,452
Cigna+Oscar (1)	67,500	62,627
Total	1,036,283	1,151,483
(1)Represents total membership for our co-branded partnership with Cigna.

Membership by State
	As of December 31,
	2023	2022
Florida	593,867	685,205
Georgia	117,189	103,970
Texas	112,554	148,362
California	50,511	72,194
Ohio	27,871	24,953
Oklahoma	20,352	4,956
Connecticut	19,660	20,185
New Jersey	18,842	16,620
Arizona	16,783	16,971
New York	14,021	19,557
Iowa	10,344	5,928
Tennessee	10,228	6,939
Missouri	7,604	6,944
Illinois	6,057	2,045
Kansas	3,808	3,171
Pennsylvania	3,193	3,691
Michigan	1,784	985
North Carolina	780	1,007
Nebraska	499	3,145
Virginia	336	710
Colorado	—	3,453
Arkansas	—	492
Total	1,036,283	1,151,483

Seasonality

Our business is generally affected by the seasonal patterns of our member enrollment, medical expenses, and health plan mix shift. Direct policy premiums earned are historically highest in the first quarter, primarily due to the annual enrollment cycles, but may be impacted by Special Enrollment Periods or other market dynamics that enable the overall market to grow throughout the year. Medical expenses are sensitive to the mix shift of the five metal health plan categories offered on the ACA. Medical expenses have historically been highest towards the second half of the year due to a number of factors discussed below.

Members
Our membership is measured as of a particular point in time and is concentrated in the individual market. Membership typically declines throughout the year due to disenrollments outpacing enrollments after the Open Enrollment Period closes. The majority of our member growth occurs in connection with the annual Open Enrollment Period. Individual plan membership is historically at its highest at the beginning of the year. For small group products, a large portion of membership is acquired between December 1 and January 1, with the remaining members acquired throughout the balance of the year. These patterns can be affected by market dynamics during the various Enrollment Periods such as Medicaid redeterminations, other legislative or regulatory actions, or other factors that enable the overall market to grow throughout the year.

Claims Incurred
Our medical expenses are impacted by seasonal effects of medical costs such as the utilization of deductibles and out-of-pocket maximums over the course of the policy year, which shifts more costs to us in the second half of the year as we pay a higher proportion of covered claims costs, and the number of days and holidays in a given period. Our medical and pharmacy costs can also exhibit seasonality depending on selection effects or changes in the risk profile of our membership and the proportion of our membership that is new in the calendar year. The emergence of medical and pharmacy claims is influenced by the aforementioned drivers, and further mix shifts may continue to alter claims incurred patterns in future periods.

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

OUR DIFFERENTIATED TECHNOLOGY PLATFORM

Since inception, Oscar has been focused on building our technological infrastructure and end-to-end experience. We have built our own cloud-native technology platform, and we believe we are the only player with our claims, member-facing, and provider-facing systems. The technology platform is single-threaded, meaning it spans all critical healthcare insurance and technology domains, including member and provider data, utilization management, claims management, billing, and benefits. Owning our platform from end-to-end offers us greater control over the member experience, engagement, and affordability, and enables us to provide a superior experience for our members and providers.

Our technology platform provides members with a simple and intuitive consumer experience that enables them to take control of their healthcare decisions. The Oscar member experience begins with trust and engagement, which we earn by providing our members with features to help them navigate the many disconnected elements of the healthcare ecosystem. When our members adopt these tools, we not only streamline their day-to-day interactions with the healthcare system and improve member satisfaction, we also obtain valuable data that enables us to better understand their unique healthcare needs. Trust, engagement, and personalized data allow us to help route members to providers who can give them timely care they need at an optimized cost, including virtual care. Our technology platform also permits us to offer personalized insights and benefits. It is the combination of all these factors—trust, engagement, care routing, and personalized insights—that enables us to help members find quality care at rates they can afford. Our ability to deliver a high-value product, in turn, engenders more trust, engagement, and ability on our part to provide personalized, data-driven insights. We refer to this virtuous cycle as our member engagement engine.

Product features such as care routing, virtual care, and our Care Teams are how we build the trust, engagement, and relationships needed to help members bend the cost curve in healthcare. By leveraging Campaign Builder, our engagement and automation engine, we're able to rapidly create and iterate upon omnichannel member outreach programs to drive adherence to important clinical pathways. Owning the technologies that power our business from end-to-end lets us pioneer new ways of addressing frictions in the healthcare system and is the foundation for Oscar’s mission to make a healthier life accessible and affordable for all. Today, this platform provides the foundation for our personalized data insight and analysis as well as our critical cost structure savings. As a result, engagement with our technology platform and customer satisfaction remains high, relative to industry average. During the fourth quarter of 2023, our net promoter score reached 60, which is meaningfully higher than the industry average.

We believe competitors who lack this member engagement engine will face significant challenges in replicating our consumer experience, and our platform thus forms an important structural moat around the innovations we have developed.

OUR STRATEGIC FOCUS

We built our strategy around several core trends in healthcare including consumerization, digitization, and the shift towards personalization. Over time, we have been observing the overall healthcare system move towards these trends, which not only validates our strategy, but provides us with a first mover advantage. We are now a scaled health insurer with over one million members, superior member experience, high member engagement, and our own technology stack that we have built from end to end. In 2023, we achieved an important milestone of Adjusted EBITDA profitability for our collective Insurance subsidiaries, and we believe we are well-positioned to return to growth and achieve total company Adjusted EBITDA profitability in 2024.

Our strategic priorities include: running a great company with market-leading, sustainable, scalable operations; continually investing in our superior member experience; harnessing our technology to power others; and continuing to innovate market offerings to extend beyond the ACA.

HUMAN CAPITAL RESOURCES

As of December 31, 2023, we had approximately 2,400 full-time employees.

As the first health insurance company built around a full stack technology platform and a relentless focus on member experience, we are powered by people from a diversity of backgrounds, experiences, and industries. We foster a culture in which our employees share a common connection to our mission: they are passionate about making a frustrating healthcare system easier, more human, and better for everyone. These principles drive our core values:

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

We compete to hire and retain highly talented individuals from all backgrounds, and we offer our employees compensation packages designed to be competitive, including a base salary and some of the following, depending on the role and business function: performance bonus, long-term incentive equity, performance-based equity, commission, and overtime pay. We see our compensation philosophy as grounded in a transparent, systemic, and equitable approach to employee compensation that is rooted in data and company performance, and benchmarked against technology, healthcare, and insurance peers.

As a result of our shift to a flexible workforce and expanding our recruiting efforts beyond states where we maintain a physical office location, we have had the opportunity to further expand the geographic diversity of our workforce in 2023.

Health and Wellbeing

At Oscar, we believe that making a healthier life affordable and accessible to all begins with our own workforce, and we continually seek opportunities to optimize our employee offerings including events, activities, benefits, perks and community support. We have invested in a benefits package designed to be comprehensive and affordable, providing protection and support to help our employees achieve health, financial, and wellness goals, including mental health, infertility support, and dependent care. We also believe in the importance of investing in education and development opportunities for our employees, and all employees have access to internally created and third party skills and training programs. Lastly, we understand that individuals need to step away from work duties for a variety of reasons, which is why we provide paid time off and leave packages to all full-time employees, including wellness days and parental leave.

Diversity, Equity, and Inclusion

We recognize the importance of diversity, equity, and inclusion in the workplace, and we aim to embed efforts to foster an inclusive workplace across our full slate of human capital programming and operations. We believe that having a diverse employee base empowers our community, drives better business outcomes, and ultimately allows us to better serve our members.

Internally, we aim to promote equity through a transparent, systematic approach to our human capital frameworks and operations. Specifically, with respect to compensation, we reward employees based on performance so that there is parity in job profiles, and we support our compensation decisions through benchmarking and data. Our employees are able to view their total compensation package, including their salary band and leveling, which helps employees understand their pay and encourages proactive conversation between managers and employees. Beyond equitable processes, we strive for inclusivity by offering self-identification options in our human resource information systems and inclusive employee-oriented programming. We believe our Employee Resource Groups (“ERGs”) are another important part of maintaining diverse perspectives and fostering connections across our organizations. In 2023 we had approximately nine ERGs which are open to all employees and focused on community, awareness and advocacy in spaces that are often overlooked.

In the effort to increasingly disrupt the healthcare industry, we bring our workforce together to help inform the initiatives of our Culturally Competent Care Program, which strives to provide care to patients with diverse values, beliefs, and behaviors, including tailoring care delivery to meet patients’ social, cultural and linguistic needs.

In 2023, Oscar released its inaugural environmental, social and governance (“ESG”) Report, which is available through the “Investor Relations” section of Oscar’s website (ir.hioscar.com). Neither the ESG Report nor the contents of our website are incorporated by reference herein.

COMPETITION

We operate in a highly competitive environment in an industry subject to significant and ongoing changes, including business consolidations, new strategic alliances, market pressures, scientific and technological advances in medical care and therapeutics, as well as regulatory and legislative challenges and reform both at the federal and state level. This reform includes, but is not limited to, the federal and state healthcare reform legislation described under “—Government Regulation.” In addition, changes to the political environment may drive additional shifts in the competitive landscape.

We compete directly and through independent intermediaries to enroll new and retain existing members and employer groups, as we currently derive substantially all of our revenue from direct policy premiums. Employer groups choosing a health plan for their employees and individuals who wish to enroll in a health plan or to change health plans typically choose a plan based on price, the quality of care and services offered, ease of access to services, a specific provider being part of the network, the availability of supplemental benefits, and the reputation or name-recognition of the health plan. We believe that the principal competitive features affecting our ability to retain and increase membership include the range and prices of health plans offered, breadth and quality of provider network, comprehensiveness of coverage, benefits and wellness programs, quality of service and member experience, responsiveness to member demands, market presence, financial stability, and reputation.

As attracting new members depends in part on our ability to provide access to competitive provider networks, we compete in establishing such provider networks. We believe that the factors providers consider in deciding whether to contract with a health insurer include existing and potential member volume, reimbursement rates, timeliness and accuracy of claims payment and administrative service capabilities. While our health insurance subsidiaries are required to meet various federal and state requirements regarding the size and composition of our participating provider networks, our business model is based on contracting with selected healthcare systems and other providers, not all systems and providers in a given area. This allows us to work more closely with high quality healthcare systems that engage with us using our technology and to receive more favorable reimbursement rates from these healthcare systems.

The relative importance of each of the competitive factors mentioned in the above paragraphs and the identity of our principal competitors for members, employer groups, and providers varies by market and geography. In the small group market, for example, our principal competitors include plans offered by national carriers and local Blue Cross plans, while our principal competitors in the individual market primarily consist of plans offered by national carriers, regional carriers, Medicaid-focused insurers offering Health Insurance Marketplace products, and local Blue Cross plans.

Additionally, we face significant competition for personnel. We rely on technology experts, a small number of highly-specialized insurance experts, and other highly skilled personnel, and competition in our industry for qualified employees is intense.

SALES AND MARKETING

Our marketing and sales initiatives focus on member growth through four primary avenues: acquiring members through brokers, acquiring members through Health Insurance Marketplaces, acquiring members directly through our digital platform and internal sales team, and signing agreements with small businesses that provide employee coverage as part of their benefits packages.

The significant majority of our membership is acquired through the broker channel. As such we compete through the commissions and bonus structures we pay these partners. As a greater proportion of enrollment in the Health Insurance Marketplace comes through independent brokers, the amount of compensation paid to these third parties impacts both our ability to retain our current members and obtain new members. The proportion of broker-acquired business increased year over year consistent with the macro trend in the Health Insurance Marketplace, where we see fewer members signing up directly on the exchanges. Our digital engagement platform, a key element of our retention strategy, is used by brokers and consumers.

Enterprise marketing and sales strategies also include account-based marketing, business development initiatives, and client service teams focused on member acquisition, employee enrollment, and member engagement. We also use the data generated in member support interactions to constantly refine and improve our marketing campaign.

INTELLECTUAL PROPERTY

We believe that our intellectual property rights are important to our business, and our commercial success depends, in part, on our ability to protect our core technologies and other intellectual property assets. We primarily rely on copyright, trademark, and trade secret laws, confidentiality procedures, and contractual arrangements to establish and protect our intellectual property. As of December 31, 2023, we exclusively owned three registered trademarks in the United States for our name (Oscar, Oscar Health, and Oscar Care). In addition, we have registered domain names for websites that we use or may use in our business. As of December 31, 2023, we owned no issued patents or pending patent applications anywhere in the world, and therefore, we do not have patent protection for any of our proprietary technology, which includes our full stack technology platform, proprietary software, mobile app, or web portal. However, our software and other proprietary information are protected by copyright on creation. Copyright registrations, which have so far not been necessary, may be sought on an as-needed basis.

We seek to control access to and distribution of our proprietary information, including our algorithms, source and object code, designs, and business processes, through security measures and contractual arrangements. We seek to limit access to our confidential and proprietary information to a “need to know” basis and enter into confidentiality and nondisclosure agreements with our employees, consultants, members, vendors, and partners that may receive or otherwise have access to any confidential or proprietary information. We also obtain written invention assignment agreements from our employees and consultants that assign to us all right, interest, and title to inventions and work product developed during their employment or service engagement, respectively, with us. In the ordinary course of business, we provide our intellectual property to external third parties through licensing or restricted use agreements. For information on risks associated with our intellectual property rights, see “Risk Factors—Risks Related to our Business—Failure to secure, protect, or enforce our intellectual property rights could harm our business, results of operations, and financial condition.”

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

We partner with third parties, including Amazon, Appian, inContact, and Google, to support our information technology systems. This makes our operations vulnerable to adverse effects if such third parties fail to perform adequately. We have entered into agreements with third-party vendors who manage certain of our information technology infrastructure services including, among other things, our information technology operations, end-user services, and platforms for cloud computing. As a result of such agreements, we have been able to reduce our administrative expenses over time, while improving the reliability of our information technology functions, and maintain targeted levels of service and operating performance. A segment of the infrastructure services is managed within our cloud platform, while other portions of the infrastructure services are managed externally by vendors. Our use of cloud service providers in particular is strategic, due to platform level redundancy in networking and computer hardware. As an example, we distribute our Amazon Web Services-hosted platform across multiple availability zones in an effort to reduce the likelihood of infrastructure failure.

We have established a program of security measures intended to protect our computer systems from security breaches and malicious activity and have implemented controls designed to protect the confidentiality, integrity, and availability of data, including protected health information (“PHI”), and the systems that store and transmit such data. We have employed various technology and process-based methods, such as network isolation, intrusion detection systems, vulnerability assessments, penetration testing, use of threat intelligence, content filtering, endpoint security (including anti-malware and detection response capabilities), email security mechanisms, and access control mechanisms. We also use encryption techniques for data at rest and in transit.

Our information systems and applications require continual maintenance, upgrading, and enhancement to meet our current and expected operational needs and regulatory requirements. We aim to regularly upgrade and expand our information systems’ capabilities. For information on risks associated with our information technology systems, see “Risk Factors—Risks Related to our Business—If we are unable to integrate and manage our information systems effectively, our operations could be disrupted” and “Risk Factors—Risks Related to our Business—If we or our partners or other third parties with whom we collaborate fail to protect confidential information and/or sustain a data security incident, we could suffer increased costs, material financial penalties, exposure to significant liability, adverse regulatory consequences, and reputational harm, which would materially adversely affect our business, results of operations, and financial condition.”

GOVERNMENT REGULATION

General

Our operations are subject to comprehensive and detailed federal, state, and local laws and regulations throughout the jurisdictions in which we do business. These laws and regulations, which can vary significantly from jurisdiction to jurisdiction, restrict how we conduct our businesses and result in additional burdens and costs to us. Further, federal, state, and local laws and regulations are subject to amendments and changing interpretations in each jurisdiction. In addition, there are numerous proposed healthcare laws and regulations at the federal, state, and local levels. For information on risks associated with our regulatory framework, see “Risk Factors—Risks Related to the Regulatory Framework that Governs Us—Changes or developments in the health insurance markets in the United States, including passage and implementation of a law to create a single-payer or government-run health insurance program, could materially and adversely harm our business and operating results.”

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

State Regulation of Insurance Companies and HMOs

Our insurance and health maintenance organization (“HMO”) subsidiaries must obtain and maintain regulatory approvals to sell specific health plans in the jurisdictions in which they conduct business. The nature and extent of state regulation varies by jurisdiction, and state insurance regulators generally have broad administrative authority with respect to all aspects of the insurance business. The Model Audit Rule, where adopted by states, requires expanded governance practices, risk and solvency assessment reporting and the filing of periodic financial and operating reports. Most states have adopted these or similar measures to expand the scope of regulations relating to corporate governance and internal control activities of HMOs and insurance companies. Health insurers and HMOs are subject to state examination and periodic regulatory approval renewal proceedings. Some of our business activity is subject to other healthcare-related regulations and requirements, including utilization review, pharmacy service, or provider-related regulations and regulatory approval requirements. These requirements differ from state to state and may contain network, contracting, product and rate, licensing and financial and reporting requirements. There are laws and regulations that set specific standards for delivery of services, appeals, grievances, and payment of claims, adequacy of healthcare professional networks, fraud prevention, protection of consumer health information, pricing and underwriting practices, and covered benefits and services.

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

The states of domicile of our health insurance subsidiaries have statutory risk-based capital ("RBC") requirements for insurance companies and HMOs. Most of our subsidiaries are subject to requirements based on the Risk-Based Capital For Health Organizations Model Act, with a few subsidiaries subject to state-specific RBC requirements that are not based on, but function similarly to, the Model Act. These RBC requirements are intended to assess the capital adequacy of life and health insurers and HMOs, taking into account the risk characteristics of a company’s investments and products. In general, under these laws, an insurance company or HMO must submit a report of its RBC level to the insurance regulator of its state of domicile each calendar year. These laws typically require increasing degrees of regulatory oversight and intervention if a company’s RBC declines below certain thresholds. As of December 31, 2023, the RBC levels of our insurance and HMO subsidiaries expect to meet or exceed all applicable mandatory RBC requirements. For more information on RBC capital and additional liquidity and capital requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Overview.”

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

Ongoing Requirements and Changes to the ACA

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

In addition, insurers have faced uncertainties related to federal government funding for various ACA programs. On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021 (“American Rescue Plan”), which built upon many of the measures in the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”). Under the American Rescue Plan, starting April 1, 2021, APTC subsidies were available for the 2021 and 2022 plan years for most individuals and families making between 100% and 400% of the federal poverty level ("FPL"), and APTC subsidies were temporarily increased for all applicable income brackets. The enhanced APTC subsidies were intended to lapse at the end of 2022 but were extended through plan year 2025 by the Inflation Reduction Act of 2022. The American Rescue Plan also provides for enhanced flexibility for states to extend Medicaid eligibility to women for 12 months postpartum.

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

•All of our membership associated with our direct policy premium revenue was subject to the minimum MLR regulations as of and for the year ended December 31, 2023.

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

•Medicare Advantage reimbursement rates will not increase as much as they would have absent the ACA, due to the payment formula promulgated by the ACA that continues to impact reimbursements. We may also expect further and ongoing regulatory guidance on a number of issues related to our historical Medicare Advantage plans offered in 2023 and prior years, including evolving methodologies for ratings and quality bonus payments. While the changes to the Risk Adjustment Data Valuation (“RADV”) program are in part intended to provide health insurers with greater stability and predictability, and promote fairness in the RADV program’s administration, such changes may ultimately increase the government’s ability to retrospectively claw back or recover funds from health insurers.

In October 2022, the Treasury Department issued a final rule to address the "family glitch" in the ACA, which relates to determining who is eligible for premium subsidies. In December 2022, Congress passed the omnibus spending bill which delinked the Medicaid continuous coverage from the end of the PHE for COVID-19. Medicaid redeterminations were required to begin by April 1, 2023, and are expected to conclude by June 2024. These developments, in particular the enhanced APTCs, have collectively led to growth in the ACA marketplace, and may lead to continued growth in the marketplace.

The Notice of Benefit and Payment Parameters (“NBPP”) final rule for plan year 2024 was released on April 17, 2023. The NBPP limits the number of non-standard plan options that QHP issuers may offer on the federal ACA marketplace to four per product network type, per metal level (excluding catastrophic plans), in any service area, for plan year 2024, and to two non-standard plans for plan year 2025 and subsequent plan years. For both plan years 2024 and 2025, the NBPP will permit additional flexibility specifically for plans with additional dental and/or vision benefit coverage. This reduction in the number of non-standard plan offerings may limit our ability to offer innovative plan designs and introduce uncertainty and disruption into the ACA marketplace for plan year 2024 and beyond.

Regulation of Medicare Advantage Plans

We are also subject to comprehensive oversight from CMS related to the Medicare Advantage plans that we offered in 2023. CMS regulates the Medicare Advantage payments made to us and the submission of information relating to the health status of members for purposes of determining the amounts of those payments. Additional CMS regulations govern Medicare Advantage benefit design, eligibility, enrollment and disenrollment processes, call center performance, plan marketing, record-keeping and record retention, quality assurance, timeliness of claims payment, network adequacy, and certain aspects of our relationships with and compensation of providers.

Privacy, Confidentiality and Data Standards Regulation

The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (together, “HIPAA”) and the administrative simplification provisions of HIPAA impose a number of requirements on covered entities (including health insurers, HMOs, group health plans, certain providers, and clearinghouses) and their business associates relating to the use, disclosure and safeguarding of PHI. These requirements include uniform standards of common electronic healthcare transactions and privacy and security regulations, and unique identifier rules for employers, health plans, and providers.

In addition, the Health Information Technology for Economic and Clinical Health Act of 2009 and corresponding implementing regulations have imposed additional requirements on the use and disclosure of PHI such as additional breach notification and reporting requirements, contracting requirements for HIPAA business associate agreements, and strengthened enforcement mechanisms and increased penalties for HIPAA violations. Federal consumer protection laws may also apply in some instances to our privacy and security practices related to personally identifiable information. We maintain an internal HIPAA compliance program, which is designed to comply with HIPAA privacy and security regulations, and have dedicated resources to monitor compliance with this program.

In addition, Health Insurance Marketplaces are required to adhere to privacy and security standards with respect to personally identifiable information and to impose privacy and security standards that are at least as protective as those the marketplaces must follow. These standards may differ from, and be more stringent than, HIPAA.

The use and disclosure of certain data that we collect or process about or from individuals are also regulated in some instances by other federal laws, including the Gramm-Leach-Bliley Act (“GLBA”), and state statutes implementing GLBA, in connection with insurance transactions in the states where we operate. Additionally, in response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions, including New York, have begun to consider new cybersecurity measures, including the adoption of cybersecurity regulations. In March 2017, the New York Department of Financial Services (“NYDFS”) promulgated Cybersecurity Requirements for Financial Services Companies, which were amended in 2023 and require covered financial institutions to establish, implement and maintain a cybersecurity program and cybersecurity policies and procedures that meet specific requirements. Additionally, in 2017 the National Association of Insurance Commissioners (“NAIC”) adopted the Insurance Data Security Model Law, which established standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. A number of states have enacted the Insurance Data Security Model Law or similar laws, and we expect more states to follow.

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

Furthermore, states have begun enacting more comprehensive privacy laws and regulations addressing consumer rights to data protection or transparency that may affect our privacy and security practices. The California Consumer Privacy Act of 2018 (“CCPA”) and the California Privacy Rights Act of 2023 (“CPRA”) began a trend toward more stringent privacy legislation in the United States, and multiple states have enacted, or are expected to enact, similar laws, including the Oregon Consumer Privacy Law which takes effect on July 1, 2024, not all of which exempt insurance companies categorically.

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

In addition to the FCA, under the federal Civil Monetary Penalties Law, the HHS-OIG has the authority to impose civil penalties against any person who, among other things, knowingly presents, or causes to be presented, certain false or otherwise improper claims. There also is FCA liability for knowingly or improperly avoiding repayment of an overpayment received from the government and/or failing to promptly report and return such overpayment. Qui tam actions can be brought by private individuals (for example, a “whistleblower,” such as a disgruntled current or former competitor, member, or employee) on behalf of the government alleging that a company has defrauded the government, and the FCA permits the private individual to share in any settlement of, or judgment entered in, the lawsuit. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay substantial settlement amounts, and/or enter into a CIA and/or other heightened monitoring arrangements to avoid exclusion from government healthcare programs as a result of an investigation arising out of such action. See “Risk Factors—Risks Related to the Regulatory Framework that Governs Us—We are subject to extensive fraud, waste, and abuse laws that may require us to take remedial measures or give rise to lawsuits and claims against us, the outcome of which may have a material adverse effect on our business, financial condition, cash flows, or results of operations.”

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

Corporate Practice of Medicine and Fee-Splitting Laws

Oscar Medical Group, which consists of physician-owned professional corporations, functions as a direct medical service provider and, as such, our arrangements with Oscar Medical Group are subject to additional laws and regulations. Some states have corporate practice of medicine laws prohibiting specific types of entities from practicing medicine or employing physicians to practice medicine. Moreover, some states prohibit certain entities from engaging in fee-splitting practices which involve sharing in the fees or revenues of a professional practice. These prohibitions may be statutory or regulatory, or may be imposed through judicial or regulatory interpretation. The laws, regulations and interpretations in certain states have been subject to limited judicial and regulatory interpretation and are subject to change. See “Risk Factors—Risks Related to Our Business—We make virtual healthcare services available to our members through Oscar Medical Group, in which we do not own any equity or voting interest, and our virtual care availability may be disrupted if our arrangements with providers like the Oscar Medical Group become subject to legal challenges.”

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

Our strategy includes, without limitation, acquiring new members and retaining existing members, introducing new products and plans, expanding into new markets and lines of business, and monetizing our technology through our +Oscar platform.

We may from time to time expand our membership by entering into new markets, introducing new health plans in the markets in which we currently operate, or entering into new lines of business. As we take these steps, we may incur significant expenses prior to commencement of operations and the receipt of revenue in new markets or from new plans, including significant time and expense in obtaining the regulatory approvals and licenses necessary to grow our operations. For example, in order to obtain a certificate of authority to market and sell insurance in most jurisdictions, we must establish a provider network and demonstrate our ability to perform or delegate utilization management and other administrative functions, and we may be unable to complete these operational steps in a timely manner or at all. In addition, there are requirements and standards that need to be met, including in some cases an annual recertification process, in order to participate on Health Insurance Marketplaces. Even if we are successful in obtaining a certificate of authority, regulators may not approve our proposed benefit designs, provider networks, or premium levels, or may require us to change them or otherwise operate in ways that harm our profitability. If we are unable to obtain the approvals or licenses necessary, or otherwise meet regulatory and Health Insurance Marketplace requirements, our results of operations and financial condition could be materially and adversely affected.

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

Further, we may experience delays in operational start dates as we enter new markets or decide to exit geographic markets or terminate insurance products, which could not only result in financial harm, but also reputational harm to our brand. For example, the Company has previously determined to exit certain geographic markets and terminate certain insurance products, such as our exits from the California individual market and the Medicare Advantage market in 2024, and any future decisions to exit may materially impact our financial condition. In addition, if competitors seek to retain market share by reducing prices, we may be forced to reduce our prices on similar plan offerings in order to remain competitive. There is no assurance that a reduction in our plan pricing would enable us to maintain our competitive position, and any such reduction could impact our financial condition or require a change in our operating strategies. As a result of these factors, entering new markets or introducing new health plans may decrease our profitability.

We may also from time to time enter into new lines of business in which we have no or limited direct prior experience, or expand the insurance products that we offer. The new business lines and insurance products that we pursue may not perform as well as expected, may not achieve timely profitability, may incur significant or unexpected time and expense, and may expose us to additional liability, which may result in financial harm or reputational harm to our brand.

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

We may also pursue opportunistic partnerships and acquisitions to allow us to provide better healthcare options for our members as well as to augment existing operations, and we may be in discussions with respect to one or more partnerships or acquisitions at any given time. Partnerships or other acquisition opportunities that we enter into may not perform as well as expected, may not achieve timely profitability or expected synergies, may expose us to additional liability, or may limit our ability to offer products in certain insurance markets and geographic regions.

Pursuing our strategy requires significant capital expenditures, the allocation of valuable management and operational resources, and the hiring of additional personnel, and may strain our operations and our financial and management controls and reporting systems and procedures. For example, we have experienced, and may in the future experience, challenges with respect to our operations, including with respect to our claims systems, and these difficulties could increase as our membership increases and as we expand into new markets or business lines. We also have experienced and may in the future experience attrition, which may further exacerbate these challenges. If we are unable to effectively execute our strategy and effectively manage our operations, systems and controls, our results of operations and financial condition could be materially and adversely affected.

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

We operate in a highly competitive environment and some of the health insurers with which we compete have greater financial and other resources, offer a broader scope of products, and may be able to price their products more competitively than ours. Many of our competitors also have relationships with more providers and provider groups than we do, and can offer a larger network or obtain better unit cost economics. Our inability to overcome these challenges could impair our ability to attract new members and retain existing members, and could have a material adverse effect on our business, revenue, operating results, and financial condition. Additionally, if we are not able to grow our membership, we may be unable to attract additional partners to our +Oscar platform or maintain existing +Oscar partnerships, which could materially affect our ability to execute our growth strategy.

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

Numerous factors impact our ability to accurately estimate and control our medical expenses, many of which are not within our control, including, but not limited to:

•changes in healthcare regulations and practices, including subregulatory guidance, regulations, or statutes that govern individual or small group plans, or the Health Insurance Marketplaces;
•changes in the utilization of prescription drugs, medical services or other covered items or services;
•increases in the costs of healthcare facilities and services, medical devices and pharmaceuticals, including as a result of macroeconomic inflationary effects;
•changes in our member demographic mix, the geographic concentration of our members, and the distribution of members among our plans;
•changes or reductions of our utilization management functions such as preauthorization of services, concurrent review or requirements for physician referrals;
•changes in our purchase discounts or pharmacy volume rebates received from drug manufacturers and wholesalers, which are generally passed on to clients in the form of additional price discounts;
•increased incidences or acuity of high dollar claims related to catastrophic illnesses or medical conditions, including claims for which we may not have adequate reinsurance coverage;
•general expansion of the individual health insurance market;
•lack of credible data in new regions or with respect to new plan offerings;
•initiation of new Special Enrollment Periods or other unexpected healthcare market developments;
•the impact of Medicaid redeterminations following the expiration of the federal requirement of continuous coverage during the COVID-19 pandemic, which will likely result in an increase in healthcare exchange participation;

•the broader competitive landscape, including new membership resulting from other health insurers exiting our markets;
•the occurrence of natural disasters, terrorism, public health emergencies, major epidemics, pandemics (including related to COVID-19 and its variants), and the potential effects of climate change;
•continued inequity and racial discrimination in the U.S. healthcare system, and the resulting physical and mental health costs in broader society;
•the introduction and adoption of new or costly medical technologies and pharmaceuticals; and
•provider and broker fraud.

The PHE for COVID-19 ended on May 11, 2023. The commencement of the unwinding of the Medicaid continuous enrollment condition under the Families First Coronavirus Response Act and redeterminations was previously linked to the end of the PHE; however, the omnibus spending bill passed in December 2022 delinked Medicaid redeterminations from the end of the PHE. Medicaid redeterminations were required to begin by April 1, 2023, and expected to conclude by June 2024. In August 2023, CMS directed certain states to temporarily pause procedural terminations while they addressed issues in the renewal process that led to increased procedural disenrollments. As individuals are disenrolled from state Medicaid programs, certain individuals who meet the eligibility requirements may enroll in ACA marketplace plans. 2023 data from CMS on Medicaid redeterminations has shown marginal but consistent increases in ACA plan enrollments among consumers who lost Medicaid or Children's Health Insurance Program (CHIP) coverage. However, the redeterminations are ongoing, and consumers’ transitions to ACA marketplace plans may contribute to more substantial growth in the ACA marketplace in the future. As a result, there may be an impact on our membership and/or underwriting margin to the extent that ACA plan enrollments continue to increase as a result of Medicaid redeterminations and drive unanticipated changes in the overall market morbidity. We cannot predict ACA plan enrollment patterns, and the potential impact on the market morbidity resulting in uncertainty in our underwriting margin is uncertain.

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

From time to time in the past, our actual results have varied from those expected, particularly in times of significant changes in the number of our members or when we commence or exit operations in a new state or region. If it is determined that our estimates are significantly different from actual results, our results of operations and financial position could be adversely affected.

We have a history of losses, and we may not achieve or maintain profitability in the future.

We have not been profitable on a total company Adjusted EBITDA basis since our inception in 2012 and had an accumulated deficit of $2.6 billion and $2.9 billion as of December 31, 2022 and December 31, 2023, respectively. We incurred net losses of $609.6 million and $270.6 million in the years ended December 31, 2022 and 2023, respectively.

In support of our profitability goals, we have taken steps to price for margin expansion, and plan to take further actions consistent with a disciplined approach to growth and prioritization of margin in our pricing. We have also taken actions to drive improved performance in our MLR and administrative expense ratio including exiting underperforming markets and optimizing our plan design portfolio to create greater balance towards profitable products. While we achieved profitability on an Adjusted EBITDA basis for our Insurance business in 2023, and we believe that we are tracking towards delivering on a critical company milestone of reaching profitability on a total company Adjusted EBITDA basis in 2024, we may not achieve this profitability goal on a timely basis, or at all. Even if we achieve profitability on a total company Adjusted EBITDA basis in 2024, we may still incur a net loss.

In addition, we may make additional investments to further market, develop, and expand our business. These include hiring additional personnel; continuing to develop our proprietary full stack technology platform, member engagement engine and operations, including by utilizing artificial intelligence and machine learning; acquiring more members; maintaining existing members; investing in partnerships, collaborations and acquisitions; expanding into additional business lines; and expanding our +Oscar platform offerings. The commissions we offer to brokers could also increase significantly as we compete to attract new members. If our investments are not successful longer-term, our business and financial position may be harmed.

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

Any changes to the ACA and its regulations could materially and adversely affect our business, results of operations, and financial condition.

For the years ended December 31, 2023 and 2022, approximately 97%, and 99%, respectively, of our revenue was derived from sales of health plans subject to regulation under the ACA, primarily comprised of policies directly purchased by individuals and families and secondarily comprised of policies purchased by small employers and provided to their employees as a benefit. Consequently, changes to, or repeal of, portions or the entirety of the ACA and its regulations, as well as judicial interpretations in response to legal and other constitutional challenges, could materially and adversely affect our business and financial position, results of operations, or cash flows. Even if the ACA is not amended or repealed, elected and appointed officials could continue to propose changes and courts could render opinions, impacting the ACA, which could materially and adversely affect our business, results of operations, and financial condition.

The ACA also established significant subsidies to support the purchase of health insurance by individuals, in the form of advanced premium tax credits, or APTCs, available through Health Insurance Marketplaces. The American Rescue Plan Act (ARPA) added additional APTCs for individuals at every household income level for 2021 and 2022; those additional APTCs have been renewed for three years through 2025 under the Inflation Reduction Act of 2022. During both years ended December 31, 2023 and 2022, approximately 85% of the direct policy premiums of our members were subsidized by APTCs. Although additional ARPA subsidies have been extended through 2025, the future elimination or reduction of APTCs or other subsidies could make such coverage unaffordable to some individuals and thereby reduce overall participation in the Health Insurance Marketplaces and our membership. These fluctuations could have a significant adverse effect on our business and future operations, and our results of operations and financial condition. Further, the lack of federal funding of cost sharing subsidies could additionally impact Health Insurance Marketplace enrollment. Such market and political dynamics may increase the risk that our Health Insurance Marketplace products will be selected by individuals who have a higher risk profile or utilization rate or lower subsidization rate than we anticipated when we established the pricing for products on Health Insurance Marketplaces, possibly leading to financial losses.

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

The ACA implemented certain requirements for insurers, including a minimum MLR provision that requires insurers to pay rebates to consumers when insurers do not meet or exceed specified annual MLR thresholds, and anti-discrimination protections on the basis of race, color, national origin, sex, age, and disability, which may impact the manner in which health insurers receiving any form of federal financial assistance design and implement their benefit packages. Further, the ACA imposes significant fees, assessments, and taxes on us and other health insurers, plans and other industry participants. Additionally, there are numerous steps federal and state regulators require for continued implementation of the ACA including the annual federal updates to implementing market regulations via the Notice of Benefit and Payment Parameters. If we fail to effectively implement or appropriately adjust our operational and strategic initiatives with respect to the implementation of healthcare reform, or do not do so as effectively as our competitors, our results of operations may be materially and adversely affected.

Healthcare accreditation entities, such as the National Committee for Quality Assurance (“NCQA”), evaluate health plans based on various criteria, including effectiveness of care and member satisfaction. Health insurers seeking accreditation from NCQA must pass a rigorous, comprehensive review, and must annually report their performance. If we fail to achieve and maintain accreditation from agencies, such as NCQA, we could lose the ability to offer our health plans on Health Insurance Marketplaces, or in certain jurisdictions, which would materially and adversely affect our results of operations, financial position, and cash flows.

In addition, in each of the markets in which we operate, we are regulated by the relevant insurance and/or health and/or human services, or other government departments that oversee the activities of insurance and/or healthcare organizations providing or arranging to provide services to Health Insurance Marketplace enrollees or other beneficiaries. For example, our health insurance subsidiaries must comply with minimum statutory capital and other financial solvency requirements, such as deposit and surplus requirements, and related reporting requirements, as well as price transparency requirements that mandate publication or disclosure of information related to the pricing or costs of covered items or services. In October 2020, HHS issued a health transparency regulation which went into effect in July 2022 (the “Health Plan Transparency Rule”). The Health Plan Transparency Rule requires monthly disclosures of, among other things, detailed pricing information regarding our negotiated rates for all covered items and services with in-network providers and historical payments to, and billed charges from, out-of-network providers. Additional disclosures under the Health Plan Transparency Rule went into effect in 2023 (personalized out-of-pocket cost information and negotiated rates for specified healthcare items and services) and will be further expanded in 2024 (all items and services). In December 2020, Congress passed the No Surprises Act, which became effective on January 1, 2022, and requires health insurers to hold members harmless for out-of-network costs in certain circumstances, and requires that insurers and healthcare providers work to agree on out-of-network reimbursement, including through utilizing the independent dispute resolution process outlined in the No Surprises Act or a similar process established under applicable state law. Many states have enacted separate legislation addressing balance billing or surprise medical bills. These laws and regulations vary in their approach, resulting in different impacts on the healthcare system as a whole. Our health insurance subsidiaries must also comply with numerous statutes and regulations governing the sale, marketing, and administration of insurance. We have failed in the past, and we may in the future fail, to take actions mandated by federal and/or state laws or regulations with respect to changes in our health benefits, the health insurance policies for which individuals are eligible, proposed or actual premiums, and/or other aspects of individuals’ health insurance coverage. Such failures may result in our having to take corrective action, including making remediation payments to our members or paying fines to regulators, may subject us to negative publicity, or may result in the inability to offer our health plans on Health Insurance Marketplaces. Given the complex nature of insurance regulation, we have in the past, and may in the future, misinterpret or misapply new laws and regulations, which could result in operational costs or financial impacts, as well as fines and penalties. Any such failures could also negatively impact our ability to service our existing +Oscar platform arrangements and enter into new arrangements.

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
•require us to change our telehealth delivery methods and payment models;
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

As the regulatory and legislative environments within which we operate are evolving, we may not be able to ensure timely compliance with such changes, or we may not effectively or correctly operationalize such changes, due to limited resources. Furthermore, we may face challenges prioritizing the allocation of resources between implementing systems responsive to new legislative or regulatory requirements, focusing on growth-related operations and implementing management systems and controls related to being a public company.

In addition, changes to government policies not specifically targeted to the healthcare industry, such as a change in tax laws and the corporate tax rate, premium tax rate, or government spending cuts, could have significant impacts on our business, results of operations, financial condition and liquidity.

If we or any of our vendors fail to comply with laws, regulations and standards relating to the handling of information about individuals or applicable consumer protection laws, we may face significant liability, negative publicity, and/or erosion of trust, which could materially affect our business, reputation, results of operations, financial position, and cash flows; additionally, compliance with these laws, regulations, and standards involves significant expenditure and resources.

As part of our normal operations, we collect, receive, use, maintain, handle, transmit, process, and retain, which collectively in this risk factor we refer to as “Process” or “Processing,” personal, medical, sensitive and other confidential information about individuals. We also depend on a number of third party vendors in relation to the operation of our business, a number of which process data on our behalf. We and our vendors are subject to various federal and state laws, regulations, rules, and industry standards and other requirements including those that apply generally to the handling of information about individuals, and those that are specific to certain industries, sectors, contexts, or locations. These laws and regulations include, among others, the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (together “HIPAA”), the California Consumer Privacy Act of 2018 (“CCPA”) and the California Privacy Rights Act of 2023 (“CPRA”). These requirements, and their application, interpretation and amendment are constantly evolving and developing.

HIPAA imposes privacy, security and breach notification obligations on “covered entities,” including certain healthcare providers, health plans and healthcare clearinghouses, and their respective “business associates” that Process individually identifiable health information for or on behalf of a covered entity, as well as their covered subcontractors with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HIPAA requires covered entities and business associates to develop and maintain policies and procedures with respect to the protection of, use and disclosure of protected health information (“PHI”), and to implement administrative, physical, and technical safeguards to protect PHI, including PHI Processed in electronic form, and to adhere to certain notification requirements in the event of a breach of unsecured PHI. In order to comply with HIPAA’s requirements, we must maintain adequate privacy and security measures, which require significant investments in resources and ongoing attention.

Additionally, under HIPAA, health insurers and other covered entities are also required to report breaches of PHI to affected individuals without unreasonable delay, not to exceed 60 days following discovery of the breach by a covered entity or its agents. Notification also must be made to the HHS-Office for Civil Rights and prominent media outlets in any states where 500 or more people are impacted by the breach. A non-permitted use or disclosure of PHI is presumed to be a breach under HIPAA unless the covered entity establishes that there is a low probability the information has been compromised consistent with requirements enumerated in HIPAA. Ongoing review and oversight of these measures involves significant time, effort, and expense.

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

In addition, we are subject to the CCPA, which became effective as of January 1, 2020. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Additionally, the CPRA became effective on January 1, 2023, and it imposed additional obligations on companies covered by the legislation and significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also created a new state agency that is vested with the authority to implement and enforce the CCPA and the CPRA. Compliance with the CCPA and the CPRA may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses and may increase our potential exposure to regulatory enforcement and/or litigation. The CCPA and CPRA contain exemptions to which our business is subject, such as for medical information governed by the California Confidentiality of Medical Information Act, and for PHI collected by a covered entity or business associate governed by the privacy, security, and breach notification rule established pursuant to HIPAA; however, information we hold about individual residents of California that is not subject to such exceptions (or another applicable exception) would be subject to the CCPA and CPRA.

Certain other state laws also regulate issues related to consumer privacy, security and use of personal and medical information; additional states have enacted legislation similar to the CCPA and CPRA that provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. For example, laws similar to the CCPA and CPRA have passed in Virginia, Connecticut, Texas, Utah, and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. Such legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. Further, in order to comply with the varying state laws around data breaches, we must maintain adequate security measures, which require significant investments in resources and ongoing attention.

We are also subject to other laws, regulations and industry standards that govern our business practices, including the Telephone Consumer Protection Act (“TCPA”), which restricts the use of automated tools and technologies to communicate with wireless telephone subscribers or communications services consumers generally, the CAN-SPAM Act, which regulates the transmission of marketing emails, and the Payment Card Industry (“PCI”) Data Security Standard, which is a multifaceted security standard that is designed to protect credit card account data as mandated by PCI entities. We may become subject to claims that we have violated these laws and standards, based on our or our vendors’ past, present, or future Processing business practices, and these claims, whether or not they have merit, could expose us to substantial statutory damages or costly settlements, which could have a material and adverse impact on our business and reputation, subject us to fines and/or require us to change our business practices.

The regulatory framework governing the Processing of certain information, particularly financial and other personal information, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations, including in the context of artificial intelligence where regulators are applying existing frameworks to new technology and innovation. It is possible that these laws, regulations and standards may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our services and platform capabilities. We may face challenges in addressing current and evolving requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in our effort to do so. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy policies, changing consumer expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the incurrence of significant fines, penalties or other liabilities. If any of these events were to occur, our reputation, business, financial condition and results of operations could be materially adversely affected.

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

We are subject to extensive fraud, waste, and abuse laws that may require us to take remedial measures or give rise to lawsuits, audits, investigations and claims against us, the outcome of which may have a material adverse effect on our business, financial condition, cash flows, or results of operations.

Because we receive payments from federal governmental agencies, we are subject to various laws commonly referred to as “fraud, waste, and abuse” laws, including the federal Anti-Kickback Statute, the federal Physician Self-Referral Law (“Stark Law”), and the False Claims Act (“FCA”). These laws permit the Department of Justice (“DOJ”), the HHS Office of Inspector General (“HHS-OIG”), CMS, and other enforcement authorities to institute a claim, action, investigation, or other proceeding against us for violations and, depending on the facts and circumstances, to seek treble damages, criminal and civil fines, penalties, and assessments, including for any alleged violations that occurred while we offered Medicare Advantage plans. Violations of these laws can also result in exclusion, debarment, temporary or permanent suspension from participation in government healthcare programs, the institution of corporate integrity agreements (“CIAs”), and/or other heightened monitoring of our operations. Liability under such statutes and regulations may arise, among other things, if we knew, or it is determined that we should have known, that information we provided to form the basis for a claim for government payment was false or fraudulent, or that we were out of compliance with program requirements considered material to the government’s payment decision.

Fraud, waste and abuse prohibitions encompass a wide range of activities, including, but not limited to, kickbacks or other inducements for referral of members or for the coverage of products (such as prescription drugs) by a plan, billing for unnecessary medical services by a healthcare provider, payments made to excluded providers, and improper marketing and beneficiary inducements. In certain years prior to plan year 2024, our business offerings included Medicare Advantage plans.

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

We are periodically subject to government audits, including CMS Risk Adjustment Data Valuation (“RADV”) audits of our ACA plans to validate diagnostic data, patient claims and financial reporting, and we may be subject to ongoing RADV audits related to our historical Medicare Advantage plans and audits of our historical Medicare Part D plans by the Medicare Part D Recovery Audit Contractor (“RAC”) programs authorized by the ACA. These audits could result in significant adjustments in payments made to our health plans, which could adversely affect our financial condition and results of operations. If we fail to report and correct errors discovered through our own auditing procedures or during a RADV or RAC audit, or otherwise fail to comply with applicable laws and regulations, we could be subject to fines, civil penalties or other sanctions which could have a material adverse effect on our ability to participate in these programs, and on our financial condition, cash flows and results of operations. On November 24, 2020, CMS issued a final rule that amends the RADV program by: (i) revising the methodology for error rate calculations beginning with the 2019 benefit year; and (ii) changing the way CMS applies RADV results to risk adjustment transfers beginning with the 2020 benefit year. According to CMS, these changes are designed to give insurers more stability and predictability with respect to the RADV program and promote fairness in how health insurers receive adjustments. CMS has also announced a policy that payment adjustments as a result of RADV audits will not be limited to the specific MA enrollees for which errors are found but may also be extrapolated to the entire MA plan subject to a particular CMS contract. Based on a final rule issued by CMS in January 2023, although 2011 to 2017 plan years are still subject to audit, overpayments to MA plans that are identified as a result of RADV audit will only be subject to extrapolation for plan year 2018 and any subsequent plan year. In addition, CMS will not apply an adjustment factor, known as a Fee-For-Service Adjuster, in RADV audits to account for potential differences in diagnostic coding between the Medicare Advantage program and Medicare fee-for-service program. The future impact of these changes remains unclear, and CMS and HHS-OIG policies and procedures for conducting RADV audits remain subject to change. These changes and any future changes to the RADV program may ultimately impact expected transfers to or from health insurers resulting from these retrospective program adjustments.

The regulations, contractual requirements, and policies applicable to participants in government healthcare programs are complex and subject to change. Moreover, many of the laws, rules, and regulations in this area have not been well-interpreted by applicable regulatory agencies or the courts. Additionally, the significant increase in actions brought under the FCA’s “whistleblower” or “qui tam” provisions, which allow private individuals to bring actions on behalf of the government, has caused greater numbers of healthcare companies to have to defend a false claim action, pay fines, or agree to enter into a CIA to avoid being excluded from Medicare and other state and federal healthcare programs as a result of an investigation arising out of such action. Health plans and providers often seek to resolve these types of allegations through settlement for significant and material amounts, even when they do not acknowledge or admit liability, to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree or settlement agreement, including, for example, CIAs, deferred prosecution agreements, or non-prosecution agreements. If we are subject to liability under qui tam or other actions or settlements, our business, financial condition, cash flows, or results of operations could be adversely affected.

We anticipate continued scrutiny by the HHS-OIG and the DOJ in the areas of fraud, waste, and abuse, including the use of telehealth and telemedicine-based treatment, and we may be subject to audits, reviews and investigations of our telehealth coverage and payment practices and arrangements by government agencies.

Risks Related to our Business

If we are unable to arrange for the delivery of quality care, and maintain good relations with the physicians, hospitals, and other providers within and outside our provider networks, or if we are unable to enter into cost-effective contracts with such providers, or if we lose any of our limited number of in-network providers, our profitability could be adversely affected.

Our profitability depends, in large part, upon our ability to contract at competitive prices with hospitals, physicians, and other healthcare providers, such that we can provide our members with access to competitive provider networks at affordable prices. Our arrangements with healthcare providers generally may be terminated or not renewed by either party without cause upon prior written notice. If a provider agreement were terminated, such termination could adversely impact the breadth of our network to service our members, and may put us at risk of non-compliance with applicable federal and state network adequacy laws. We cannot provide any assurance that we will be able to renew our existing contracts or enter into new contracts on a timely basis or under favorable reimbursement rates and terms enabling us to service our members profitably in the future. Healthcare providers within our provider networks may not properly manage the costs of services, maintain financial solvency or avoid disputes with other providers or their federal and state regulators. Any of these events could have a material adverse effect on the provision of services to our members and our operations.

In any particular market or geography, physicians and other healthcare providers could refuse to contract, demand higher payments, demand favorable contract terms, or take other actions that could result in higher medical costs or difficulty in meeting regulatory or accreditation requirements, among other things. In some markets and geographies, certain healthcare providers, particularly hospitals, physician/hospital organizations, or multi-specialty physician groups, may have significant positions or near monopolies that could result in diminished bargaining power on our part during contract negotiations. In addition, physicians, hospitals and other healthcare providers may, consolidate or merge, or form or enter into accountable care organizations, clinically integrated networks, independent practice associations, practice management companies (which aggregate physician practices for administrative efficiency and marketing leverage), and other organizational structures, which may adversely impact our relationships with these providers or affect the way that we price our products and estimate our costs. Any such impacts might require us to incur costs to change our operations, place us at a competitive disadvantage, or materially and adversely affect our ability to market affordable products or to be profitable in those areas.

The insolvency of one of our partners or providers, including providers with which we have a value-based care arrangement, could expose us to material liabilities. Providers may be unable or unwilling to pay liabilities owed to us under value-based care arrangements. Providers may also be unable or unwilling to pay claims they have incurred with third party providers in connection with referral services provided to our members. Depending on state law, we may be held liable for such unpaid referral claims even though the delegated provider has contractually assumed such risk, or we may opt to pay such claims even when we have no obligation to do so due to competitive pressures. Such liabilities incurred or losses suffered as a result of provider insolvency or other circumstances could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

In addition, from time to time, we are, and may in the future continue to be, subject to class action or other lawsuits by healthcare providers with respect to claims payment procedures, including the rate at which claims were reimbursed, reimbursement policies, network participation, or breach of contract allegations or similar matters. Regardless of whether any such lawsuits brought against us are successful or have merit, they will be time-consuming and costly, and could have an adverse impact on our reputation. As a result, under such circumstances, we may be unable to operate our business effectively.

Some providers that render services to our members are not contracted with our health insurance subsidiaries. While our health insurance subsidiaries are required to meet various federal and state requirements regarding the size and composition of our participating provider networks, we generally contract with a select subset of, and not all, systems and providers in a given area. This allows us to work more closely with high quality healthcare systems that engage with us using our technology. That approach, however, makes it possible that our members will receive emergency services, or other services which we are required to cover by law or by the terms of our health plans, from providers who are not contracted with our health insurance subsidiaries. In those cases, there is no pre-established contractual understanding between the provider and our health insurance subsidiary about the amount of compensation that is due to the provider. In some states, and under federal law for our business subject to the No Surprises Act, the amount of compensation and/or process to dispute out-of-network reimbursement amounts is defined by law or regulation. In certain situations, our health insurance subsidiaries are required to hold our members harmless for out-of-network costs, and to work directly with healthcare providers within the confines of state law or the No Surprises Act’s dispute resolution process to agree on reimbursement. Reimbursement for these out-of-network costs can be significant. It is difficult to predict the amount we may have to pay to out-of-network providers. The uncertainty of the amount to pay to such providers and the possibility of subsequent adjustment of the payment could materially and adversely affect our business, financial condition, cash flows, or results of operations.

Additionally, substantially all of our revenue depends on the direct policy premiums we collect from members or from the federal government on behalf of our members who obtain healthcare services from a limited number of providers with whom we contract. We generally manage our provider contracts on a state-by-state basis, entering into separate contracts in each state with local affiliates of a particular provider, such that no one local provider contract receives a majority of our allowed medical costs for services rendered to our members. When aggregating the payments we make to each provider through its local affiliates, AdventHealth, HCA Healthcare and University of Miami Hospital & Medical Group accounted for a total of approximately 15%, 9% and 9%, respectively, of total allowable medical costs for the three months ended December 31, 2023, and approximately 14%, 9% and 8%, respectively, of total allowable medical costs for the year ended December 31, 2023. Advent Health, HCA Healthcare, and Atlantic Coast Health Network (“ACHN”) accounted for approximately 15%, 10% and 6%, respectively, of total allowable medical costs for the year ended December 31, 2022. We believe that a majority of our revenue will continue to be derived from direct policy premiums obtained from members who receive services from a concentrated number of providers. These providers may terminate or seek to terminate their contracts with us in the future. The sudden loss of any of our providers or the renegotiation of related provider contracts could adversely impact our reputation or the breadth of access and perceived quality of our provider networks, which could result in a loss of a membership that adversely affects our revenue and operating results.

The result of risk adjustment programs may impact our revenue, add operational complexity, and introduce additional uncertainties that have a material adverse effect on our results of operations, financial condition, and cash flows.

The individual and small group markets we serve, and the Medicare Advantage markets we formerly served, employ risk adjustment programs that impact the revenue we recognize for our enrolled membership. We reassess the estimates of the risk adjustment settlements each reporting period and any resulting adjustments are made to premium revenue.

As a result of the variability in the mechanics of the program itself, or of certain factors that go into the development of the risk transfers we recognize, such as risk scores, and other market-level factors where applicable, the actual amount of revenue could be materially more or less than our estimates. Consequently, our estimate of our health plans’ risk scores for any period, and any resulting change in our accrual of revenues related thereto, could have a material adverse effect on our results of operations, financial condition, and cash flows. The data provided to CMS to determine the risk score are subject to audit by CMS even several years after the annual settlements occur. Accordingly, we may continue to be subject to audits related to the Medicare Advantage plans that we historically offered. If the risk adjustment data we submit are found to incorrectly overstate the health risk of our members, we may be required to refund funds previously received by us and/or be subject to penalties or sanctions, including potential liability under the FCA, which could be significant and would reduce our revenue in the year that repayment or settlement is required. Further, if the data we provide to CMS incorrectly understates the health risk of our members, we might be underpaid for the care that we must provide to our members, which could have a negative impact on our results of operations and financial condition.

If state regulators do not approve payments of dividends and distributions by our health insurance subsidiaries to us, or do not approve other capital efficiency structures we may pursue, we may not have sufficient funds to implement our business strategy.

As we operate as one or more holding companies and we principally generate revenue through our health insurance subsidiaries, we are regulated under state insurance holding company laws. As our subsidiaries have become profitable, or as some become profitable in the future, or if our current levels of reserves and capital are in excess of our requirements, we may make periodic requests for dividends and distributions from our subsidiaries to fund our operations. In addition to state corporate law limitations, these subsidiaries are subject to more stringent laws, regulations and consent orders that may restrict the ability to pay or limit the amount of dividends and distributions that can be paid to us without prior approval of, or notification to, state regulators, including mandatory statutory capital and surplus requirements. As and to the extent our subsidiaries have, and will become profitable, we may increasingly rely on distributions from our subsidiaries, and if regulators were to deny our subsidiaries’ requests to pay dividends, the funds available to us would be limited, which could harm our ability to implement our business strategy or fund our operations.

In addition, we may from time to time pursue structures to enable a more efficient use of the capital in our insurance subsidiaries, including risk pooling, affiliate reinsurance, entity consolidation, or entity stacking. Any such structure would require regulatory approval, and if regulators were to deny our requests, our ability to implement our business strategy or fund our operations would be harmed. Furthermore we have, and we may in the future, enter into tax allocation agreements between our Parent and our insurance subsidiaries, which agreements require regulatory approval, and there is no guarantee that Parent will be able to obtain the tax sharing payments from its subsidiaries under such agreements.

We utilize quota share reinsurance to meet our capital and surplus requirements and protect against downside risk on medical claims. If regulators do not approve our reinsurance agreements for this purpose, or if we cannot negotiate renewals of our quota share arrangements on acceptable terms, or at all, enter into new agreements with reinsurers, or otherwise obtain capital through debt or equity financings, our capital position would be negatively impacted, and we could fall out of compliance with applicable regulatory requirements.

We enter into quota share reinsurance arrangements to meet our capital and surplus requirements, which enables us to more efficiently deploy capital to finance our growth, and to obtain protection against downside risk on medical claims. Our reinsurers are entitled to a portion of our premiums, but also share financial responsibility for healthcare costs incurred by our members. Our decisions on claims payments are binding on the reinsurer with the exception of any payments by us that are not required to be made under the member’s policy.

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

If our reinsurers consistently and successfully dispute our obligations to make a claim payment under a given policy, if we cannot renegotiate renewals of our quota share reinsurance arrangements on acceptable terms, if reinsurers terminate their arrangements with us, if we are unable to enter into reinsurance arrangements with other reinsurers, or if our reinsurance arrangements are not approved by any of our regulators (or if our regulators take a different view, whether prospectively or retroactively, with respect to the capital treatment of our reinsurance agreements), we may need to raise additional capital to comply with applicable regulatory requirements, which could be costly. For example, we estimate that had we not had any quota share reinsurance arrangements in place, the insurance subsidiaries would have been required to hold approximately $447.1 million of additional capital as of December 31, 2023, which Parent would have been required to fund to the extent the applicable insurance subsidiary did not have excess capital to cover the requirement. If we are not able to comply with our funding requirements, we would have to enter into a corrective action plan or cease operations in jurisdictions where we could not comply with such requirements. Termination of our reinsurance arrangements would also increase our exposure to volatility in medical claims. As a result, termination of our reinsurance arrangements through one or more of these scenarios could harm our business, results of operations, and financial condition.

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

In addition, during periods of increased volatility, adverse securities and credit markets, including those due to rising interest rates, may exert downward pressure on the availability of liquidity and credit capacity for certain issuers. While we have extended the maturity date of our Revolving Credit Facility to December 28, 2025, our ability to obtain any additional financing, as and to the extent the Company elects to do so, will depend on a variety of factors such as market conditions, including recessionary factors, the general availability of credit, the volume of trading activities, the availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If one or a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

We are subject to risks associated with our geographic concentration.

The states in which we operate that have the largest concentrations of revenues include Florida, Texas and Georgia. Due to the geographic concentration of our business, we are exposed to heightened risks of potential losses resulting from unfavorable changes in the regulatory environment for healthcare, increased competition, and other regional factors in these states. The occurrence of any of these factors could result in increased utilization or medical costs in these states or any other geographic area where our membership becomes concentrated in the future, and could therefore have a disproportionately adverse effect on our operating results. States experiencing such events may enact laws and regulations that require us to cover healthcare costs for members for which we would not typically be responsible, such as requiring us to relax prior authorization requirements, remove prescription drug refill limitations, and cover out-of-network care. In addition, as a result of our geographic concentration, we face heightened exposure to the other risk factors described herein to the extent such risk factors disproportionately materialize in or impact the regions in which our operations are concentrated.

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

Some of these third-parties have direct access to our systems in order to provide their services to us and operate the majority of our communications, network, and computer hardware and software. For example, we currently offer our products through our website and online app using platforms for cloud computing provided by Amazon Web Services, Inc. (“AWS”), a provider of cloud infrastructure services, as well as the Google Cloud Platform (“GCP”). Our operations depend on protecting the virtual cloud infrastructure hosted in AWS and GCP by maintaining its configuration, architecture, and interconnection specifications, as well as the information stored in these cloud platforms and which third-party internet service providers transmit. We also engage with other third parties, including Appian Corporation and inContact, Inc. for our product offerings and internal operations. In the event that a service agreement with a third-party vendor that we rely upon is terminated, or there is a lapse of service, interruption of internet service provider connectivity, or damage to such facilities, we could experience interruptions in our operations and service to our members and business partners, as well as delays and additional expense in arranging new facilities and services, which could harm our business, results of operations, and financial condition.

Our arrangements with third-party vendors and service providers may make our operations vulnerable if those third parties, either directly or through their subcontractors, fail to satisfy their obligations to us, including their obligations to maintain and protect the security and confidentiality of our information and data, or the information and data relating to our members or customers. We are also at risk of a data security incident involving a vendor or third party, which could result in a breakdown of such third party’s data protection processes or cyber-attackers gaining access to our infrastructure through the third party. To the extent that a vendor or third party suffers a data security incident that compromises its operations, we could incur significant costs and possible service interruption. In addition, we may have disagreements with our third-party vendors or service providers regarding relative responsibilities for any such failures or incidents under applicable business associate agreements or other applicable outsourcing agreements. Any contractual remedies and/or indemnification obligations we may have for vendor or service provider failures or incidents may not be adequate to fully compensate us for any losses suffered as a result of any vendor’s failure to satisfy its obligations to us or under applicable law. Our vendor and service provider arrangements could be adversely impacted by changes in vendors’ or service providers’ operations or financial condition, or other matters outside of our control. Violations of, or noncompliance with, laws and/or regulations governing our business or noncompliance with contract terms by third-party vendors and service providers could increase our exposure to liability to our members, providers, or other third parties, or could result in sanctions and/or fines from the regulators that oversee our business. In turn, this could increase the costs associated with the operation of our business or have an adverse impact on our business and reputation. Moreover, if these vendor and service provider relationships were terminated for any reason, we may not be able to find alternative partners in a timely manner or on acceptable financial terms, and may incur significant costs and/or experience significant disruption to our operations in connection with any such vendor or service provider transition. As a result, we may not be able to meet the full demands of our members or customers and, in turn, our business, financial condition, and results of operations may be harmed, and we could be subject to regulatory sanctions and fines and penalties. In addition, we may not fully realize the anticipated economic and other benefits from our outsourcing projects or other relationships we enter into with third-party vendors and service providers, as a result of unanticipated delays in transitioning our operations to the third-party vendor or service provider, such third-party vendor or service provider’s noncompliance with contract terms, unanticipated costs or expenses, or violations of laws and/or regulations, or otherwise. This could result in substantial costs or other operational or financial problems that could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

From time to time, we may become involved in costly and time-consuming litigation and regulatory audits and actions, which require significant attention from our management.

From time to time, we may be a defendant in lawsuits and the subject of regulatory actions, and are subject to audits, reviews, assessments and investigations relating to our business, including, without limitation, claims by members alleging failure to provide coverage or pay for or authorize payment for healthcare, claims related to non-payment or insufficient payments for services by providers, including for alleged failure to properly pay in-network and out-out-network claims, claims under U.S. securities laws, claims related to breach of contract, employment related claims, claims of trademark and other intellectual property infringement or misappropriation, claims alleging bad faith or unfair business practices, challenges to the manner in which the Company processes claims, claims relating to sales, marketing and other business practices, inquiries regarding our submission of risk adjustment data, enforcement actions by state regulatory bodies alleging non-compliance with state law, financial and market conduct examinations by state regulatory bodies, and claims related to the imposition of new taxes, including, but not limited to, claims that may have retroactive application.

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

The regulations and contractual requirements applicable to us and other market participants are complex and subject to change, making it necessary for us to invest significant resources in complying with our regulatory and contractual requirements. Ongoing vigorous legal enforcement and the highly technical regulatory scheme mean that our compliance efforts in this area will continue to require significant resources, and we may not always be successful in ensuring appropriate compliance by our employees, consultants, or vendors, for whose compliance or lack thereof we may be held responsible and liable. Regulatory audits, investigations, and reviews could result in significant or material changes to our business practices, including increased capital requirements, and also could result in significant or material premium refunds, fines, penalties, civil liabilities, criminal liabilities, or other sanctions, including marketing and enrollment sanctions, suspension or exclusion from participation in government programs, imposition of heightened monitoring by our federal or state regulators, and suspension or loss of licensure if we are determined to be in violation of applicable laws or regulations. Any of these audits, reviews, or investigations could have a material adverse effect on our financial position, results of operations, or business, or could result in significant liabilities and negative publicity for the Company.

If we or our partners or other third parties with whom we collaborate fail to protect confidential information and/or sustain a data security incident, we could suffer increased costs, material financial penalties, exposure to significant liability, adverse regulatory consequences, and reputational harm, which would materially adversely affect our business, results of operations, and financial condition.

We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computing services. We and certain of our third-party providers collect, maintain and process data about customers, employees, business partners and others, including information about individuals—such as PHI, Social Security Numbers, addresses, mobile phone numbers, location information, payment card information, and bank account information—as well as proprietary information belonging to our business such as trade secrets (collectively, “Confidential Information”).

Risks relating to our IT Systems have generally increased in recent years because of the proliferation of new technologies—including artificial intelligence— and the increased sophistication and activities of perpetrators of cyber-attacks, as well as a result of an increase in work-from-home and hybrid work arrangements due to the COVID-19 pandemic and geopolitical events involving high cyber-risk countries. Hackers and data thieves are increasingly sophisticated and operating large-scale and complex automated attacks. Our IT Systems and Confidential Information are subject to a growing number of risks from hackers and other adversaries that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information; threat actors may be able to penetrate our IT Systems and misappropriate our Confidential Information or that of third parties, create system disruptions, or cause damage, security issues, or shutdowns. These threats are from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, and from diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, viruses, worms, and as a result of malicious code embedded in open-source software or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT Systems, products or services. Because the techniques used to circumvent, gain access to, or sabotage IT Systems, can be highly sophisticated and change frequently, they often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world. We may be unable to anticipate, detect, remediate, recover from future attacks or incidents, resulting in a material and adverse impact to our IT Systems, Confidential Information, or business. Further, we may experience cyber-attacks and other security incidents that remain undetected for an extended period. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures, develop additional protocols and/or investigate and remediate any information security vulnerabilities.

Our IT Systems, Confidential Information and facilities are also subject to compromise from internal threats such as accidental or improper action by employees, including malicious insiders, or by vendors, counterparties, and other third parties with otherwise legitimate access to our systems. Our policies, employee training (including security and privacy awareness training), procedures, and technical safeguards may not prevent all improper access to our IT Systems or Confidential Information by employees, vendors, counterparties, or other third parties. Our IT Systems, Confidential

Information and facilities are also vulnerable to security incidents or security attacks, ransomware attacks, malware, or other forms of cyber-attack, acts of vandalism or theft, misplaced or lost data, human errors, or other similar events that could negatively affect our IT Systems, and our Confidential Information. In the past, we have experienced, and third-party service providers who process information on our behalf have experienced, and disclosed to applicable regulatory authorities, data breaches resulting in disclosure of Confidential Information. Although none of these data breaches have resulted in any material financial loss or penalty to date, future data breaches could require us to expend significant resources to remediate any damage, interrupt our operations and damage our reputation, subject us to state or federal agency review and could also result in regulatory enforcement actions, material fines and penalties, litigation or other actions which could have a material adverse effect on our business, reputation and results of operations, financial position, and cash flows. Additionally, our third-party service providers who process information on our behalf may cause security breaches for which we are potentially liable.

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

In addition, our IT Systems must be routinely updated, patched, and upgraded to protect against known vulnerabilities. The volume of new software vulnerabilities has increased substantially, as has the importance of patches and other remedial measures. In addition to remediating newly identified vulnerabilities, previously identified vulnerabilities must also be updated. We are at risk that cyber-attackers exploit these known vulnerabilities before they have been addressed. The complexity of our IT Systems, the increased frequency at which vendors are issuing security patches to their products, our need to test patches, and, in some instances, coordinate with third-parties before they can be deployed, all could further increase our risks. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

As part of our normal operations, we and our partners and other third parties with whom we collaborate routinely collect, process, store, and transmit large amounts of Confidential Information, including PHI subject to HIPAA and other federal and state laws and regulations, relating to our business and third parties, including our members, providers, and vendors. Any compromise or perceived compromise of the security of our IT Systems, Confidential Information or the systems of one or more of our vendors or service providers could cause significant incident response, system restoration or remediation and future compliance costs and it could materially damage our reputation and brand, cause the termination of relationships with our members, result in disruption or interruption to our business operations, marketing partners and carriers, reduce demand for our services, and subject us to significant liability and expense, as well as regulatory investigations and actions, fines and penalties, and lawsuits (such as class actions). Any or all of the foregoing could materially harm our business, operating results, and financial condition. The CCPA, in particular, includes a private right of action for California consumers whose CCPA-covered personal information is impacted by a data security incident resulting from a company’s failure to maintain reasonable security procedures and, hence, may result in civil litigation in the event of a data breach impacting such information. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and, in any event, insurance coverage would not address the reputational damage that could result from a security incident or any regulatory actions or litigation that may result. We also cannot guarantee that applicable insurance will be available to us in the future on economically reasonable terms or at all.

Additionally, as we accept debit and credit cards for payment, we are subject to the PCI Data Security Standard (“PCI-DSS”), issued by the Payment Card Industry Security Standards Council. PCI-DSS contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. If we or our service providers are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could materially and adversely affect our business.

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

Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining, motivating and incentivizing our existing employees. Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to hire new employees and to retain, motivate, and incentivize existing employees. For example, from the completion of our IPO through December 31, 2023, our closing stock price ranged from a high of $36.77 to a low of $2.15. As such, the underlying value of the equity awards held by our employees also fluctuates. Additionally, if and when the stock options or other equity awards are substantially vested, employees under such equity arrangements may be more likely to leave, particularly when the underlying shares have appreciated.

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

Our operations depend significantly on effective information systems. The information gathered and processed by our information systems assists us in, among other things, generating forecasts used for strategic decisions and pricing, monitoring utilization and other cost factors, processing provider claims, detecting fraud, and providing data to our regulators. Our healthcare providers also depend upon our information systems for membership verifications, claims status, and other information. We partner with third parties, including Amazon, Appian, inContact, and Google, to support our information technology systems. Our information systems and applications require continual maintenance, upgrading, and enhancement to meet our current and expected operational needs and regulatory requirements. If we underestimate the need to expand or experience difficulties with the transition to or from information systems or do not appropriately plan, integrate, maintain, enhance, or expand our information systems, we could suffer, among other things, operational disruptions, loss of existing members and difficulty in attracting new members, regulatory enforcement, and increases in administrative expenses. For example, we are currently migrating our claims system to another internally developed platform, and there is no guarantee that such migration will be completed on time, and if we do not effectively manage this migration, it could result in operational challenges and expenses, member and provider claims, and regulatory fines and penalties. In addition, if our providers, brokers and members do not utilize the technology we deploy to them, we may not be able to efficiently and cost-effectively operate our business. Our ability to integrate and manage our information systems may also be impaired as the result of events outside our control, including acts of nature, such as earthquakes or fires, or acts of terrorism. Also, we may from time to time obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable if such third parties discontinue such services or fail to perform adequately.

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

A significant impact on the performance, reliability, security, and availability of our systems, software, or services may harm our reputation and brand, impair our ability to operate, retain existing members, or attract new members, and expose us to legal claims and regulatory action, each of which could have a material adverse impact on our financial condition, results of operations, and growth prospects.

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

Public health crises arising from natural disasters (such as earthquakes, wildfires, hurricanes, floods and snowstorms) or effects of climate change could impact our business operations and result in increased medical care costs. For example, natural disasters, such as a major hurricane affecting Florida, Georgia, or Texas, could have a significant impact on the health of a large number of our covered members. Other conditions that could impact our members include a virulent flu season or epidemic, newly emergent mosquito-borne illnesses, such as the Zika virus, the West Nile virus, or the Chikungunya virus, or new viruses or conditions for which vaccines may not exist, are not effective, or have not been widely administered.
In addition, federal and state law enforcement officials have issued warnings about potential terrorist activity involving biological or other weapons of mass destruction. All of these conditions, and others, could have a significant impact on the health of the population of widespread areas. If one of the states in which we operate were to experience a large-scale natural disaster, a significant terrorist attack, or some other large-scale event affecting the health of a large number of our members, our covered medical expenses in that state would rise, which could have a material adverse effect on our business, financial condition, cash flows, or results of operations. Government enaction of emergency powers in response to these public health crises could also disrupt our business operations, including by restricting pharmaceuticals or other supplies, and could increase the risk of shortages of necessary items or labor.

Even after a public health crisis has subsided, we may experience materially adverse impacts to our business as a result of its global economic impact. While the potential economic impact and the duration of any public health crisis may be difficult to assess or predict, such impact may have a material adverse effect on our business, results of operations, and financial condition.

We may not be able to utilize our net operating loss carryforwards (“NOLs”), to offset future taxable income for U.S. federal income tax purposes, which could adversely affect our cash flows.

As of December 31, 2023, we had federal income tax NOLs of $2.3 billion, which are currently subject to a full valuation allowance. The NOLs are available to offset our future taxable income, if any, prior to consideration of annual limitations that may be imposed under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) or otherwise. Of our NOLs, approximately $1.3 billion of losses will expire between 2032 and 2043, and $922 million of losses can be carried forward indefinitely.

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

Our limited operating history in an evolving industry makes it difficult to evaluate our current business performance, implementation of our business model, and our future prospects.

We launched our business in 2012 and have a limited experience operating our business at current scale. Due to this limited operating history and the rapid growth we have experienced since we began operations, there is greater uncertainty in estimating our operating results, and our historical results may not be indicative of, or comparable to, our future results. In addition, we have limited data to validate key aspects of our business model, including our growth strategy. For example, as a relatively new entrant in the small group market, we have limited experience and are unable to predict whether we will be able to effectively and consistently provide solutions that are tailored to the budgets of small businesses and to the health needs of their employees. Furthermore, as a relatively new entrant in the third party services market, we have experienced certain operational challenges implementing our +Oscar arrangements, and a +Oscar client terminated its +Oscar arrangement in 2022. We are unable to predict if we will be able to effectively and consistently service our +Oscar arrangements and any future +Oscar arrangements, which risk may increase over time as we enter into material +Oscar arrangements. We cannot provide any assurance that the data we collect will provide useful measures for evaluating our business model. Moreover, we cannot provide any assurance that partnerships, joint ventures or business lines we enter into in the future will perform as well as historical expectations. Our inability to adequately assess our performance and growth could have a material adverse effect on our brand, reputation, business, financial condition, and results of operations.

If we experience material weaknesses or significant control deficiencies in the future, or otherwise fail to maintain effective internal control over financial reporting, our ability to comply with applicable laws and regulations and accurately and timely report our financial results, and our access to the capital markets, could be adversely affected.

We are a public reporting company subject to the rules and regulations established by the SEC and the NYSE. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting.

In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Section 404(a) of the Sarbanes-Oxley Act, or Section 404(a), requires that management assess and report annually on the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm issue an annual report that addresses the effectiveness of our internal control over financial reporting. Designing and maintaining adequate internal financial and accounting controls and procedures that enable us to produce accurate financial statements on a timely basis is a costly and time-consuming effort.

As initially disclosed in Part II, Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, in connection with our audit of the Consolidated Financial Statements for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting related to information technology general controls.

Although such material weakness was remediated in 2023, we can give no assurance that additional material weaknesses will not be identified in the future. If we cannot remediate future material weaknesses or significant deficiencies in a timely manner, or if we identify additional control deficiencies that individually or together constitute significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information and our ability to prepare financial statements within required time periods, could be adversely affected.

Additionally, ineffective internal control over financial reporting could expose us to an increased risk of financial reporting fraud and misappropriation of assets and subject us to potential delisting from the NYSE or to other regulatory investigations and civil or criminal sanctions.

Significant delays in our receipt of direct policy premiums, including as a result of regulatory restrictions on policy cancellations and non-renewals, could have a material adverse effect on our business, operations, cash flows, or earnings.

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

We make virtual healthcare services available to our members through Oscar Medical Group, in which we do not own any equity or voting interest, and our virtual care availability may be disrupted if our arrangements with providers like the Oscar Medical Group become subject to legal challenges.

Pursuant to state corporate practice of medicine laws, many states in which we operate through our subsidiaries limit the practice of medicine to licensed individuals or professional organizations owned by licensed individuals, and business corporations generally may not exercise control over the medical decisions of physicians. Statutes and regulations, including the interpretation and enforcement of such statutes and regulations, relating to the corporate practice of medicine, fee-splitting between physicians and referral sources, and similar issues, vary widely from state to state. We have management services agreements with four physician-owned professional corporations, known collectively as the Oscar Medical Group. Each of the professional corporations comprising the Oscar Medical Group is wholly owned by a single physician licensed in California, Florida, New York and New Jersey, who oversees the operation of the Oscar Medical Group in her capacity as president and sole director of each Oscar Medical Group professional corporation. This physician also serves as a consultant to Oscar Management Corporation. Under the terms of the management services agreements between Oscar Management Corporation and the Oscar Medical Group, the Oscar Medical Group retains sole responsibility for all medical decisions, as well as for hiring and managing physicians and other licensed healthcare providers, developing operating policies and procedures, and implementing professional standards and controls. Many of the laws, rules, and regulations with respect to corporate practice of medicine are ambiguous and have not been well-interpreted by applicable regulatory agencies or the courts. Moreover, changes can be made to existing laws, regulations, or interpretations, or new laws can be enacted or adopted, which could cause us to be out of compliance with these requirements. Despite the management services agreements and other arrangements we have with Oscar Medical Group, regulatory authorities and other parties may assert that we are engaged in the prohibited corporate practice of medicine, that our arrangements with Oscar Medical Group constitute unlawful fee-splitting, or that other similar issues exist. If that were to occur, we could be subject to civil and/or criminal penalties, our agreements could be found legally invalid and unenforceable (in whole or in part), or we could be required to terminate or restructure our contractual arrangements, any of which could have a material adverse effect on our results of operations, financial position, or cash flows. State corporate practice and fee-splitting prohibitions also often impose penalties on healthcare professionals for aiding in the improper rendering of professional services, which could discourage physicians and other healthcare professionals from providing clinical services that are currently available to our members.

Our health insurance subsidiaries have entered into provider participation agreements with the Oscar Medical Group that enable the Oscar Medical Group to participate in Oscar’s provider network. While we expect that our relationship with the Oscar Medical Group will continue, a material change in our relationship with the Oscar Medical Group, whether resulting from a dispute among the entities or the loss of these relationships or contracts with the Oscar Medical Group, may temporarily disrupt our ability to provide virtual healthcare services to our members or through our +Oscar platform arrangements and could harm our business.

Failure to secure, protect, or enforce our intellectual property rights could harm our business, results of operations, and financial condition.

Our commercial success is dependent in part on protecting our core technologies, intellectual property assets, and proprietary rights (such as source code, information, data, processes, and other forms of information, know-how, and technology). We primarily rely on copyright, trademark, and trade secret laws, as well as contractual arrangements to establish and protect our intellectual property. However, there are steps that we have not yet taken to protect our intellectual property on a global basis. For example, we do not have any patents, which limits our ability to deter patent infringement claims by competitors and other third parties who may hold or obtain patents.

While we take precautions designed to protect our intellectual property, it may still be possible for competitors and other unauthorized third parties to copy our technology and use our proprietary brand, content, and information to create or enhance competing solutions and products, which could adversely affect our competitive position in our rapidly evolving and highly competitive industry. Some license provisions that protect against unauthorized use, copying, decompiling, transfer, and disclosure of our technology may be unenforceable under the laws of certain jurisdictions and foreign countries, and the remedies for such events may not be sufficient to compensate for such breaches. We enter into confidentiality and invention assignment agreements with our employees and consultants, and enter into confidentiality agreements with our third-party providers and strategic partners. We cannot assure you that these agreements will not be breached and will be effective in controlling access to, and use and distribution of, our platform and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings. Such arrangements may limit our ability to protect, maintain, enforce, or commercialize such intellectual property rights. Additionally, certain unauthorized use of our intellectual property may go undetected, or we may face legal or practical barriers to enforcing our legal rights even where unauthorized use is detected. If we are unable to prevent the unauthorized use or exploitation of our intellectual property, the value of our brand, content, and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to members, and potential members, may become confused, and our ability to attract customers may be adversely affected. Any inability or failure to protect our intellectual property could adversely impact our business, results of operations, and financial condition.

We have filed, and may in the future file, applications to protect certain of our innovations and intellectual property. We do not know whether any of our applications will result in the issuance of a patent, trademark, or copyright, as applicable, or whether the examination process will require us to narrow our claims. In addition, we may not receive competitive advantages from the rights granted under our intellectual property. Our existing intellectual property, and any intellectual property granted to us, or that we otherwise acquire in the future, may be contested, circumvented, or invalidated. Therefore, the exact effect of the protection of this intellectual property cannot be predicted with certainty. In addition, given the costs, effort, and risks of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may choose not to seek patent protection for certain innovations. Any failure to adequately obtain such patent protection, or other intellectual property protection, could later prove to adversely impact our business.

We currently hold various domain names relating to our brand, including HiOscar.com. We also engage a third-party vendor to monitor for fictitious sites that may purport to be us. Failure to protect our domain names could adversely affect our reputation and brand, and make it more difficult for users to find our website and our online app. We may be unable, without significant cost or at all, to prevent third parties from diverting traffic from our domain names or acquiring domain names that are similar to, infringe upon, or otherwise decrease the value of our trademarks and other proprietary rights.

We may be required to spend significant resources in order to monitor, protect, and defend our intellectual property rights. Litigation to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could impair the functionality of our platform, delay introductions of enhancements to our platform, result in our substituting inferior or more costly technologies into our platform, or harm our reputation or brand.

We may be subject to claims by others that we are infringing on their intellectual property rights.

Our competitors, as well as a number of other entities and individuals, including so-called non-practicing entities, may own or claim to own intellectual property relating to or covering the operation of our business. From time to time, third parties may claim that we are infringing upon their intellectual property rights or that we have misappropriated their intellectual property. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Because patent applications can take years to issue and are often afforded confidentiality for some period of time there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more aspects of our technology and business. Third parties may assert claims that we or our business partners or clients infringe or misappropriate their intellectual property rights and these claims, with or without merit, could be expensive to litigate, cause us to incur substantial costs and divert management resources and attention in defending the claim. In addition, we may be required to license additional technology from third parties to develop and market new offerings or platform features, which may not be available on commercially reasonable terms, or at all, and could adversely affect our ability to compete or require us to rebrand or otherwise modify our offerings, which could further exhaust our resources. Furthermore, certain contracts with our business partners contain provisions whereby we indemnify, subject to certain limitations, the counterparty for damages suffered as a result of claims related to intellectual property infringement. Claims made under these provisions could be expensive to litigate and could result in significant payments. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

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

Increased focus, including from regulators, investors, employees, clients, competitors and other stakeholders on ESG matters may result in increased costs (including but not limited to increased costs related to compliance and stakeholder engagement), impact our reputation, or otherwise affect our business performance. Negative public perception, adverse publicity or negative comments in social media could damage our reputation or harm our relationships with regulators, employees or our customers, if we do not, or are not perceived to, adequately address these issues, including if we fail to demonstrate progress towards any current or future ESG goals. Any harm to our reputation could negatively impact employee engagement and retention and the willingness of customers to do business with us. At the same time, various stakeholders may have divergent views on ESG matters. This divergence increases the risk that any commitment, position, target or other action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business.

It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. At the same time, certain stakeholders might not be satisfied if we adopt ESG practices at all. Actual or perceived shortcomings with respect to our ESG practices and reporting could negatively impact our business. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices and current or emerging regulatory requirements, including with respect to climate change.
In addition, a variety of organizations have developed ratings to measure the performance of companies on ESG topics, and the results of some of these assessments are widely publicized. Such ratings are used by some investors to inform their investment and voting decisions. In addition, many investors have created their own proprietary ratings that inform their investment and voting decisions. Unfavorable ratings of the Company or our industry, as well as omission of inclusion of our stock into ESG-oriented investment funds, may lead to negative investor sentiment and the diversion of investment to other companies or industries, which could have a negative impact on our stock price and our access to and cost of capital.

Risks Related to our Indebtedness

Restrictions imposed by our Revolving Credit Facility may materially limit our ability to operate our business and finance our future operations or capital needs.

The terms of our senior secured credit agreement with Wells Fargo Bank, National Association, as administrative agent, and certain other lenders for the Revolving Credit Facility in the aggregate principal amount of $115 million, may restrict us and our subsidiaries from engaging in specified types of transactions. These covenants, subject to certain limitations and exceptions, restrict our ability, and that of our subsidiaries, to, among other things:

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

If we were unable to repay or otherwise refinance these borrowings and loans when due, and the applicable lenders proceeded to exercise remedies against the collateral granted to them to secure that indebtedness, we may be forced into bankruptcy or liquidation. In the event the applicable lenders accelerate the repayment of any future borrowings, we may not have sufficient assets to repay that indebtedness. Any acceleration of future borrowings under our Revolving Credit Facility or other outstanding indebtedness would also likely have a material adverse effect on us.

Pursuant to our Revolving Credit Facility, we are required to comply with certain financial covenants including (i) receiving specified levels of direct policy premiums (as defined in the Revolving Credit Facility) for each fiscal quarter, (ii) maintaining a minimum liquidity (as defined in the Revolving Credit Facility) of $50 million less than the aggregate commitments under the Revolving Credit Facility as of the last day of each quarter, or, if the Revolving Credit Facility is drawn by more than 60%, as of the last day of any fiscal month, (iii) not exceeding a maximum medical loss ratio (as defined in the Revolving Credit Facility) as of the last day of each quarter, and (iv) maintaining a minimum consolidated adjusted EBITDA (as defined in the Revolving Credit Facility) as of the last day of each quarter. Our ability to borrow under our Revolving Credit Facility depends on our compliance with these financial covenants. Events beyond our control, including changes in general economic and business conditions, may affect our ability to satisfy the financial covenants. We cannot assure you that we will satisfy the financial covenants in the future, or that our lenders will waive any failure to satisfy the financial covenants.

Our debt obligations contain restrictions that impact our business and expose us to risks that could materially adversely affect our liquidity and financial condition.

As of December 31, 2023, we had outstanding indebtedness due to our issuance in February 2022 of $305.0 million in aggregate principal amount of convertible senior notes due 2031 (the “2031 Notes”) in a private placement. We may incur additional indebtedness in the future, including borrowings under the Revolving Credit Facility. Such indebtedness, including borrowings, if any, under the Revolving Credit Facility, could have significant effects on our business, such as:

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

Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of December 31, 2023, the holders of our outstanding Class B common stock, which consist of Thrive Capital and our Co-Founders, beneficially own 20.9% of our outstanding capital stock and hold 81.4% of the voting power of our outstanding capital stock (assuming the exercise of all options to acquire shares of Class B common stock and the conversion of the 2031 Notes, in each case that are beneficially owned as of December 31, 2023). Thrive Capital and Joshua Kushner (as the sole managing member of the Thrive General Partners), in particular, beneficially own 18.1% of our outstanding capital stock and hold 73.3% of the voting power of our outstanding capital stock as of December 31, 2023. Because of the 20-to-one voting ratio between our Class B common stock and Class A common stock, the holders of Class B common stock, in particular Thrive Capital and Joshua Kushner (as the sole managing member of the Thrive General Partners), collectively control over a majority of the combined voting power of all of our Class A common stock and Class B common stock and therefore will continue to be able to control all matters submitted to our stockholders for approval until a significant portion of such shares of outstanding Class B common stock have been converted to shares of Class A common stock. This concentrated control limits or precludes the ability of our other investors to influence corporate matters for the foreseeable future. For example, Thrive Capital and our Co-Founders have sufficient voting power to determine the outcome with respect to elections of directors, amendments to our certificate of incorporation, amendments to our bylaws that are subject to a stockholder vote, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval for the foreseeable future. In addition, this concentrated control may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that our other stockholders may feel is in their best interest. This control may also adversely affect the market price of our Class A common stock.

Because Thrive Capital and our Co-Founders’ interests may differ from those of our other stockholders, actions that Thrive Capital and our Co-Founders take with respect to us, as significant stockholders, may not be favorable to our other stockholders, including holders of our Class A common stock.

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

We cannot predict the effect our dual class structure may have on the market price of our Class A common stock.

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

Our amended and restated certificate of incorporation (the “Amended Charter”) authorizes us to issue one or more series of preferred stock. Our board of directors will have the authority to determine the powers, designations, preferences, and relative, participating, optional or other special rights, and the qualifications, limitations, or restrictions thereof, of the shares of preferred stock and to fix the number of shares constituting any series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend, and other rights superior to the rights of our Class A common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our Class A common stock at a premium to the market price, and may materially and adversely affect the market price and the voting and other rights of the holders of our Class A common stock.

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

Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of the Company more difficult, limit attempts by our stockholders to replace or remove our current management, and depress the market price of our Class A common stock.

Our Amended Charter, our amended and restated bylaws (the "Amended Bylaws"), and Delaware law contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Among others, our Amended Charter and Amended Bylaws include the following provisions:

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

General Risk Factors

The obligations associated with being a public company require significant resources and management attention.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information, including protected health information and the systems that store and transmit such data. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We use the ISO 27001 standard as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. This does not imply that we meet any particular technical standards, specifications or requirements.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls, and conduct tabletop exercises to validate our cybersecurity incident response processes;

•the use of various technology and process-based methods, such as network isolation, intrusion detection systems, vulnerability assessments, penetration testing, use of threat intelligence, content filtering, endpoint security (including anti-malware and detection response capabilities), email security mechanisms, and access control mechanisms;
•cybersecurity awareness training of our employees, including incident response personnel and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management and diligence process for vendors and service providers.

While we have implemented processes to maintain our cybersecurity risk management program, there can be no assurance that our program, including our controls, procedures and processes, will be fully complied with or that it will be fully effective in protecting the confidentiality, integrity and availability of our critical systems and information.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized and material, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors—Risks Related to our Business—If we or our partners or other third parties with whom we collaborate fail to protect confidential information and/or sustain a data security incident, we could suffer increased costs, material financial penalties, exposure to significant liability, adverse regulatory consequences, and reputational harm, which would materially adversely affect our business, results of operations, and financial condition.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (Committee) oversight of cybersecurity risks. The Committee oversees management of our cybersecurity risks, including reviewing and discussing with management our major cybersecurity risk exposures and the steps management has taken to monitor and control such exposures.

Management provides quarterly reports on our cybersecurity risks to the Committee. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents. The Committee reports to the full Board regarding its activities, including those related to cybersecurity. Our management team, including our Chief Technology Officer and Chief Information Security Officer (CISO), is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Chief Technology Officer, the Company’s co-founder and former CEO, has extensive experience in computer science and technology, including as a visiting scholar at Stanford University. This experience has enhanced his expertise in cybersecurity governance and risk management. Our CISO is a Certified Information Systems Security Professional and his experience includes over 20 years of working in the cybersecurity field in various industries, including data analytics, identity verification software, and financial services industries, and 15 years leading teams and programs.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from the Health Information Sharing and Analysis Center and other governmental, public or private sources; and alerts and reports produced by security tools deployed in the IT environment.

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

Holders

As of January 31, 2024, there were 24 holders of record of our Class A common stock and 11 holders of record of our Class B common stock.

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

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchasers

None.

Performance Graph

The following graph illustrates the cumulative total shareholder return on our Class A common stock from March 3, 2021, the first day the Company's stock was publicly traded, through December 31, 2023, relative to the performance of the S&P 500 Index and a group of ten peers selected by the Company (the “Peer Group”). The Peer Group is composed of Centene Corporation, Molina Healthcare, Inc., CVS Health Corporation, Cigna Group, Elevance Health, Inc., Agilon Health Inc., Alignment Healthcare, Inc., Evolent Health, Inc., Privia Health Group, Inc., Teladoc, and Accolade, Inc. The Peer Group was chosen based on (i) industry, including managed care and healthcare technology companies, with emphasis on direct competitors and close industry peers, (ii) revenue, and (iii) market capitalization. The graph also shows performance of the Morgan Stanley Digital Health Index, which is the index the Company selected for the Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The graph assumes that $100 was invested on March 3, 2021 in each of our Class A common stock, the S&P 500 Index, the Peer Group, and the Morgan Stanley Digital Health Index, and that any dividends were reinvested. We selected the Peer Group rather than the index used for the immediately preceding fiscal year because we believe the Peer Group is a better comparator group for our business. The comparisons reflected in the graph are not intended to forecast or otherwise be indicative of the future performance of our stock. The performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of the Company’s filings under the Securities Act.

Comparison of Cumulative Total Return
160
140
120
100
80
60
40
20
0
3/3/21
3/31/21
6/30/21
9/30/21
12/31/21
3/31/22
6/30/22
9/30/22
12/30/22
3/31/23
6/30/23
9/29/23
12/29/23
Oscar
S&P 500
Morgan Stanley Digital Health
Peer Group

Company/Index	03/03/21	03/31/21	06/30/21	09/30/21	12/31/21	03/31/22	06/30/22	09/30/22	12/31/22	03/31/23	06/30/23	09/30/23	12/31/23
Oscar Health, Inc.	$100.00	$77.24	$61.78	$49.97	$22.56	$28.65	$12.21	$14.34	$7.07	$18.79	$23.16	$16.01	$26.29
S&P 500	$100.00	$104.00	$113.00	$113.00	$125.00	$119.00	$100.00	$95.00	$103.00	$110.00	$120.00	$116.00	$129.00
Morgan Stanley Digital Health	$100.00	$95.91	$103.91	$88.31	$68.99	$57.39	$42.40	$47.50	$38.53	$41.23	$43.81	$33.25	$32.80
Peer Group	$100.00	$109.79	$117.43	$108.24	$128.42	$130.67	$127.00	$127.93	$136.76	$113.88	$113.65	$114.26	$123.25

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited Consolidated Financial Statements and the related notes included elsewhere in this filing. The discussion contains forward-looking statements that involve known and unknown risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A."Risk Factors" of this Annual Report on Form 10-K. The following discussion and analysis does not include certain items related to the year ended December 31, 2021, including year-to-year comparisons between the year ended December 31, 2022 and the year ended December 31, 2021. For a comparison of our results of operations for the fiscal years ended December 31, 2022 and December 31, 2021, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023.

INDEX TO MD&A

Management's discussion and analysis of financial condition and results of operations is comprised of the following sections:

Overview

Oscar is the first health insurance company built around a full stack technology platform and a relentless focus on serving our members. Powered by our own differentiated cloud-native full stack technology platform, we have built a scaled insurance business that enables us to earn our members’ trust, leverage the power of personalized data, and help our members find quality care they can afford. In addition to supporting our insurance business, externalizing our technology under +Oscar technology platform enables us to power both providers and payors.

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

Our risk transfer estimates are subject to a high degree of estimation and variability, and are affected by the relative risk of our members, and in the case of ACA, relative to that of other insurers. In the individual and small group lines, there is a higher degree of uncertainty associated with estimates of risk transfers at the beginning of the policy year resulting from composition of the risk score being based on concurrent claim data. Furthermore, there is additional uncertainty for both markets and blocks of business that experience outsized growth compounded by the lack of credible experience data on the newly enrolling population. Actual risk adjustment calculations and transfers could materially differ from our assumptions.

Ceded Reinsurance

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

We currently have quota share reinsurance arrangements with more than one counterparty with multiple state-level treaties. During the year ended December 31, 2023 and December 31, 2022 approximately 46% and 47%, respectively, of our premiums were covered by quota share reinsurance. Refer to Note 4 - Reinsurance for a description of the accounting methods used to record our quota share reinsurance arrangements.

XOL Reinsurance
We use XOL reinsurance to limit our exposure to large catastrophic risk from individual claims. Under XOL reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. The premium payable to the reinsurer is negotiated by the parties based on losses on an individual member in a given calendar year and their assessment of the amount of risk being ceded to the reinsurer. Under our XOL reinsurance contracts in 2023 and 2022, the reinsurer is paid to cover claims related losses over an attachment point of $1.5 million and $0.75 million, respectively, but the amount of the attachment point may change year over year based on a variety of factors.

Regulatory Update

As a result of the changing market dynamics following market exits by certain carriers in 2022, the Company proactively engaged its regulators regarding options to manage its membership growth. Prior to Open Enrollment for 2023, the Company requested that regulators limit its membership growth in Florida above a certain threshold so that total membership across all markets would be within its previously announced target range of 900,000 to 1,100,000 members at the close of Open Enrollment, which the Company believed would enable it to prudently manage its capital position. Due to strong Open Enrollment performance, the threshold was met and the Company temporarily stopped accepting new members in Florida from December 13, 2022 through August 5, 2023. After the enrollment restriction was removed, the Company was able to accept new SEP members through December 31, 2023. The Company accepted new members in Florida during the Open Enrollment Period for 2024.

In December 2022, Congress passed the omnibus spending bill which delinked the Medicaid continuous coverage from the end of the public health emergency (“PHE”) for COVID-19. Medicaid redeterminations were required to begin by April 1, 2023, and are expected to conclude by June 2024. 2023 data from CMS on Medicaid redeterminations has shown marginal but consistent increases in ACA plan enrollments among consumers who lost Medicaid or Children's Health Insurance Program (CHIP) coverage. However, the redeterminations are ongoing, and consumers’ transitions to ACA marketplace plans may contribute to more substantial growth in the ACA marketplace in the future. For instance, data from CMS indicates that the ACA marketplace grew 30% during open enrollment for plan year 2024.

For further information, see “Risk Factors — Risks Most Material to Us – Our business, financial condition, and results of operations may be harmed if we fail to execute our strategy and manage our growth effectively.”

+Oscar Arrangements

In 2023, we launched +Oscar’s first modularized solution, Campaign Builder, an engagement and automation platform that serves both payor and provider clients. We have added three new clients in our launch year.

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

Financial Results Summary

	Year Ended December 31,
(in thousands)	2023	2022
Premiums before ceded reinsurance	$5,696,978	$5,334,520
Reinsurance premiums ceded	(10,909)	(1,463,403)
Premiums earned	$5,686,069	$3,871,117
Total revenue	$5,862,869	$3,963,638
Total operating expenses	$6,098,484	$4,553,505
Net loss	$(270,594)	$(609,552)
Key Operating and Non-GAAP Financial Metrics

	Year Ended December 31,
(in thousands, except percentages and members)	2023	2022
Members	1,036,283	1,151,483
Direct and Assumed Policy Premiums	$6,647,658	$6,842,439
Medical Loss Ratio	81.6%	85.3%
InsuranceCo Administrative Expense Ratio	17.9%	20.6%
InsuranceCo Combined Ratio	99.5%	105.8%
Adjusted Administrative Expense Ratio	21.0%	24.6%
Adjusted EBITDA(1)	$(45,238)	$(462,255)
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

Membership decreased 10% to 1.0 million as of December 31, 2023, from 1.2 million as of December 31, 2022. The decrease was driven by the steps we took to proactively manage our membership levels during the 2023 Open Enrollment Period to a level that enabled us to prudently manage our capital, partially offset by an increase in new Cigna+Oscar members served.

Direct and Assumed Policy Premiums

Direct policy premiums are defined as the premiums collected from our members or from the federal government during the period indicated, before risk adjustment and reinsurance. These premiums include APTC, or premium subsidies, which are available to individuals and families with certain annual incomes. Assumed policy premiums are premiums we receive primarily as part of our reinsurance arrangement under our Cigna+Oscar Small Group plan offering, and are presented here net of risk adjustment. We believe Direct and Assumed Policy Premiums is an important metric to assess the growth of our individual and small group plan offerings going forward. Management also views Direct and Assumed Policy Premiums as a key operating metric because Direct and Assumed Policy Premiums are a key input in the calculation of our MLR, InsuranceCo Administrative Expense Ratio, InsuranceCo Combined Ratio and Adjusted Administrative Expense Ratio. Direct and Assumed Policy Premiums decreased 2.8% to $6.6 billion as of December 31, 2023 from $6.8 billion as of December 31, 2022, driven by the steps we took to proactively manage our membership levels prior to Open Enrollment for 2023. The decrease was partially offset by rate increases and an increase in new Cigna+Oscar members served.

Medical Loss Ratio

Medical Loss Ratio is calculated as set forth in the table below. Direct claims incurred before ceded reinsurance are medical claims, the total medical expenses incurred in order for members to utilize healthcare services, less any member cost sharing. These services include inpatient, outpatient, pharmacy, and physician costs. Direct claims incurred before ceded reinsurance also include risk sharing arrangements with certain of our providers. The impact of the federal risk adjustment program is included in the denominator of our MLR. We believe MLR is an important metric to demonstrate the ratio of our costs to pay for healthcare of our members to net premiums before ceded quota share reinsurance. MLRs in our existing products are subject to various federal and state minimum requirements.

	Year Ended December 31,
(in thousands, except percentages)	2023	2022
Direct claims incurred before ceded reinsurance (1)	$4,459,702	$4,428,000
Assumed reinsurance claims	227,058	143,147
Excess of loss ceded claims (2)	(3,117)	(18,632)
State reinsurance (3)	(43,676)	(30,544)
Net claims before ceded quota share reinsurance (A)	$4,639,967	$4,521,971

Premiums before ceded reinsurance (4)	$5,696,978	$5,334,520
Excess of loss reinsurance premiums (5)	(8,698)	(31,502)
Net premiums before ceded quota share reinsurance (B)	$5,688,280	$5,303,018
Medical Loss Ratio (A divided by B)	81.6%	85.3%
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
(5)Represents excess of loss reinsurance premiums paid.

MLR improved for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The improvement was primarily as a result of targeted rate actions and a disciplined pricing strategy to increase margins as well as strong execution on initiatives to manage medical costs.

InsuranceCo Administrative Expense Ratio

InsuranceCo Administrative Expense Ratio is calculated as set forth in the table below. The ratio reflects the costs associated with running our insurance companies. We believe InsuranceCo Administrative Expense Ratio is useful to evaluate our ability to manage our expenses as a percentage of net premiums before quota share reinsurance. Expenses necessary to run the insurance companies are included in Other insurance costs and Federal and state assessments. These expenses include variable expenses paid to distribution partners and vendors, premium taxes and healthcare exchange fees, employee-related compensation, benefits, marketing costs, and other administrative expenses.

	Year Ended December 31,
(in thousands, except percentages)	2023	2022
Other insurance costs	$824,457	$706,439
Impact of quota share reinsurance(1)	(30,454)	154,741
Stock-based compensation expense	(66,060)	(51,495)
Federal and state assessment of health insurance subsidiaries	289,647	281,049
Health insurance subsidiary adjusted administrative expenses (A)	$1,017,590	$1,090,734

Premiums before ceded reinsurance (2)	$5,696,978	$5,334,520
Excess of loss reinsurance premiums	(8,698)	(31,502)
Net premiums before ceded quota share reinsurance (B)	$5,688,280	$5,303,018
InsuranceCo Administrative Expense Ratio (A divided by B)	17.9%	20.6%
(1)Includes ceding commissions received from reinsurers, net of the impact of deposit accounting of $(29,451) and $(7,205) for the year ended December 31, 2023 and 2022, respectively.
(2)See Note 3 - Revenue Recognition to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for an explanation of Premiums before ceded reinsurance.

The InsuranceCo Administrative Expense Ratio improved for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to lower distribution expenses, and lower risk adjustment payable transfer in net premiums, partially offset by a provision for credit losses on risk sharing receivables.

InsuranceCo Combined Ratio

InsuranceCo Combined Ratio is defined as the sum of MLR and InsuranceCo Administrative Expense Ratio. We believe this ratio best represents the core performance of the insurance business, prior to the impact of quota share and net investment income.

	Year Ended December 31,
	2023	2022
Medical Loss Ratio	81.6%	85.3%
InsuranceCo Administrative Expense Ratio	17.9%	20.6%
InsuranceCo Combined Ratio	99.5%	105.8%

The InsuranceCo Combined Ratio improved for the year ended December 31, 2023 as compared to the year ended December 31, 2022, consistent with the improvement in the MLR and InsuranceCo Administrative Expense Ratio.

Adjusted Administrative Expense Ratio

The Adjusted Administrative Expense Ratio is an operating ratio that reflects the Company’s total administrative expenses (“Total Administrative Expenses”), net of non-cash and non-recurring items (as adjusted, “Adjusted Administrative Expenses”), as a percentage of total revenue, excluding the impact of quota share reinsurance premiums less excess of loss reinsurance premiums ceded (“Adjusted Total Revenue”). Total Administrative Expenses are calculated as Total operating expenses, excluding non-administrative insurance-based expenses and the impact of quota share reinsurance. Adjusted Administrative Expenses are Total Administrative Expenses, net of non-cash and non-recurring expense items. We believe Adjusted Administrative Expense Ratio is useful to evaluate our ability to manage our overall administrative expense base. This ratio also provides further clarity into our overall path to profitability.

	Year Ended December 31,
(in thousands, except percentages)	2023	2022
Total Operating Expenses	$6,098,484	$4,553,505
Claims incurred, net	(4,642,024)	(3,280,798)
Premium deficiency reserve (release)	(1,562)	25,033
Impact of quota share reinsurance (1)	(30,454)	154,741
Total Administrative Expenses	$1,424,444	$1,452,481
Stock-based compensation expense	(159,683)	(112,329)
Depreciation and amortization	(30,694)	(15,283)
Adjusted Administrative Expenses (A)	$1,234,067	$1,324,869
Total Revenue	$5,862,869	$3,963,638
Reinsurance premiums ceded	10,909	1,463,403
Excess of loss reinsurance premiums	(8,698)	(31,502)
Adjusted Total Revenue (B)	$5,865,080	$5,395,539
Adjusted Administrative Expense Ratio (A divided by B)	21.0%	24.6%
(1)Includes ceding commissions received from reinsurers, net of the impact of deposit accounting of $(29,451) and $(7,205) for the year ended December 31, 2023 and 2022, respectively.

The Adjusted Administrative Expense Ratio improved for the year ended December 31, 2023, as compared to the year ended December 31, 2022. Adjusted Administrative Expenses were lower in 2023 compared to 2022 primarily due to lower distribution expenses, lower risk adjustment payable transfer in net premiums, and from higher net investment income.

Adjusted EBITDA

Adjusted EBITDA is defined as Net loss for the Company and its consolidated subsidiaries before interest expense, income tax expense (benefit), and depreciation and amortization as further adjusted for stock-based compensation, and other items that are considered unusual or not representative of underlying trends of our business, where applicable for the period presented. We present Adjusted EBITDA because we consider it to be an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Adjusted EBITDA is a non-GAAP measure. Management believes that investors’ understanding of our performance is enhanced by including this non-GAAP financial measure as a reasonable basis for comparing our ongoing results of operations.

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

	Year Ended December 31,
(in thousands)	2023	2022
Net loss	$(270,594)	$(609,552)
Interest expense	24,603	22,623
Other expenses (income)	7,082	(2,415)
Income tax expense (benefit)	3,294	(523)
Depreciation and amortization	30,694	15,283
Stock-based compensation(1)	159,683	112,329
Adjusted EBITDA	$(45,238)	$(462,255)
(1)Represents non-cash expenses related to equity-based compensation programs, which vary from period to period depending on various factors including the timing, number, and the valuation of awards. Year ended December 31, 2023 includes a non-recurring charge of $46.3 million related to accelerated stock-based compensation expense recognized as a result of the cancellation of the Founders Awards. Refer to Note 10 - Stock Based Compensation for additional information.

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

Administrative Services Revenue
Administrative services revenue includes revenue earned from services performed as part of the +Oscar platform.

Investment Income and Other Revenue
Investment income and other revenue primarily includes interest earned and gains on our investment portfolio, along with miscellaneous sources of revenue.

Claims Incurred, Net
Claims incurred, net primarily consists of both paid and unpaid medical expenses incurred to provide medical services and products to our members. Medical claims include fee-for-service claims, pharmacy benefits, capitation payments to providers, provider disputed claims and various other medical-related costs. Under fee-for-service claims arrangements with providers, we retain the financial responsibility for medical care provided and incur costs based on actual utilization of hospital and physician services. Medical claims are recognized in the period healthcare services are provided. Unpaid medical expenses include claims reported and in the process of being settled, but that have not yet been paid, as well as healthcare costs incurred but not yet reported to us, which are collectively referred to as benefits payable or claim reserves. The development of the claim reserve estimate is based on actuarial methodologies that consider underlying claim payment patterns, medical cost inflation, historical developments, such as claim inventory levels and claim receipt patterns, and other relevant factors. The methods for making such estimates and for establishing the resulting liability are continuously reviewed and any adjustments are reflected in the period determined. Claims incurred, net also reflects the net impact of our ceded reinsurance claims.

Other Insurance Costs
Other insurance costs primarily include distribution costs, including broker commissions, wages, benefits, marketing, rent, costs of software and hardware, unallocated claims adjustment expenses, and administrative costs associated with functions that are necessary to support our health insurance business. Such functions include, but are not limited to, member concierge services, claims processing, utilization management, and related health plan operations, actuarial, compliance and portions of information systems, legal and finance. This line item also includes the impact of deposit accounting, as well as ceding commissions related to quota share agreements accounted for under reinsurance accounting that are in runoff.

General and Administrative Expenses
General and administrative expenses primarily include wages, benefits, costs of software and hardware, and administrative costs for our corporate and technology functions. Such functions include, but are not limited to executive management, portions of legal, finance, and information systems, including product management and development.

Federal and State Assessments
Federal and state assessments represent non-income tax charges from federal and state governments, including but not limited to healthcare exchange user fees, premium taxes, franchise taxes, and other state and local non-premium related taxes.

Premium Deficiency Reserve (Release)
Premium deficiency reserve (release) is the year over year change in the premium deficiency reserve liability. Premium deficiency reserve liabilities are established when it is probable that expected future claims and maintenance expenses will exceed future premium and reinsurance recoveries on existing medical insurance contracts.

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

Results of Operations

Year Ended December 31, 2023 compared to Year Ended December 31, 2022

The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022	$ Change	% Change
Revenue
Premiums before ceded reinsurance	$5,696,978	$5,334,520	$362,458	7%
Reinsurance premiums ceded	(10,909)	(1,463,403)	1,452,494	*NM
Premiums earned	5,686,069	3,871,117	1,814,952	47%
Administrative services revenue	15,442	61,047	(45,605)	(75)%
Investment income and other revenue	161,358	31,474	129,884	413%
Total revenue	5,862,869	3,963,638	1,899,231	48%
Operating Expenses:
Claims incurred, net	4,642,024	3,280,798	1,361,226	41%
Other insurance costs	824,457	706,439	118,018	17%
General and administrative expenses	339,716	309,783	29,933	10%
Federal and state assessments	290,725	281,518	9,207	3%
Premium deficiency reserve (release)	1,562	(25,033)	26,595	*NM
Total operating expenses	6,098,484	4,553,505	1,544,979	34%
Loss from operations	(235,615)	(589,867)	354,252	(60)%
Interest expense	24,603	22,623	1,980	9%
Other expenses (income)	7,082	(2,415)	9,497	*NM
Loss before income taxes	(267,300)	(610,075)	342,775	(56)%
Income tax expense (benefit)	3,294	(523)	3,817	*NM
Net loss	$(270,594)	$(609,552)	$338,958	(56)%
*NM - not meaningful

Premiums Before Ceded Reinsurance
Premiums before ceded reinsurance increased by $0.4 billion, or 7%, to $5.7 billion for the year ended December 31, 2023, from $5.3 billion for the year ended December 31, 2022. The increase was primarily due to lower risk transfer per member as a percent of premium driven by higher acuity in the member population, higher per member premiums from rate actions on the Individual book and new Cigna+Oscar members served at higher rates, modestly offset by lower membership.

Reinsurance Premiums Ceded
Reinsurance premiums ceded decreased to $10.9 million for the year ended December 31, 2023, from $1.5 billion for the year ended December 31, 2022. This change reflects revisions to our 2023 quota share reinsurance program to terminate a contract that had been in place for the 2022 policy year and accounted for under reinsurance accounting, and to enter into a new quota share arrangement for the 2023 policy year that is being accounted for under deposit accounting.

Administrative Services Revenue
Administrative services revenue decreased by $45.6 million, or 75%, to $15.4 million for the year ended December 31, 2023, from $61.0 million for the year ended December 31, 2022. This decrease was driven by the termination of our arrangement with Health First and transition of services from +Oscar to Health First effective December 31, 2022.

Investment Income and Other Revenue
Investment income and other revenue increased by $129.9 million, or 413%, to $161.4 million for the year ended December 31, 2023, from $31.5 million for the year ended December 31, 2022, primarily due to higher investment yields and higher interest rates.

Claims Incurred, Net
Claims incurred, net, increased by $1.4 billion, or 41%, to $4.6 billion for the year ended December 31, 2023, from $3.3 billion for the year ended December 31, 2022, which was primarily due to revisions to our 2023 quota share reinsurance program to terminate a contract that had been in place for the 2022 policy year and accounted for under reinsurance accounting, and to enter into a new quota share arrangement for the 2023 policy year that is being accounted for under deposit accounting.

Other Insurance Costs
Other insurance costs increased by $118.0 million, or 17%, to $824.5 million for the year ended December 31, 2023, from $706.4 million for the year ended December 31, 2022. The increase was primarily attributable to revisions to our 2023 quota share reinsurance program to terminate a contract that had been in place for the 2022 policy year and accounted for under reinsurance accounting and to enter into a new quota share arrangement for the 2023 policy year that is being accounted for under deposit accounting. Additional increase was attributable to the acceleration of the non-cash stock compensation expense associated with the cancellation of the Founders Awards. The increase was partially offset by lower distribution expenses.

General and Administrative Expenses
General and administrative expenses increased by $29.9 million, or 10%, to $339.7 million for the year ended December 31, 2023, from $309.8 million for the year ended December 31, 2022. The increase was primarily attributable to the acceleration of the non-cash stock compensation expense associated with the cancellation of the Founders Awards.

Federal and State Assessments
Federal and state assessments increased by $9.2 million, or 3%, to $290.7 million for the year ended December 31, 2023, from $281.5 million for the year ended December 31, 2022, which was primarily due to higher premiums before ceded reinsurance.

Premium Deficiency Reserve (Release)
Premium deficiency reserve was a net expense of $1.6 million for the year ended December 31, 2023, as compared to a $25.0 million net release for the year ended December 31, 2022. The change was due to slightly higher premium deficiency reserves in our assumed business established at the end of 2023 as compared to the reserve established at the end of 2022.

Income Tax Expense (Benefit)
Our effective tax rate for the year ended December 31, 2023 and December 31, 2022 was approximately (1.23%) and 0.09%, respectively.

Liquidity and Capital Resources

Overview

We maintain liquidity at two levels of our corporate structure, through our health insurance subsidiaries and through Holdco, our consolidated subsidiaries excluding our regulated insurance subsidiaries.

The majority of the assets held by Holdco are in the form of cash and cash equivalents and investments. As of December 31, 2023 and December 31, 2022, total cash and cash equivalents and investments held by Holdco was $233.5 million and $342.0 million, respectively, of which $12.6 million and $9.8 million was restricted 2023 and 2022, respectively.

The majority of the assets held by our health insurance subsidiaries is in the form of cash and cash equivalents and investments. As of December 31, 2023 and December 31, 2022, total cash and cash equivalents and investments held by our health insurance subsidiaries was $2.7 billion and $2.9 billion, respectively, of which $17.3 million and $17.7 million, respectively, was on deposit with regulators as required for statutory licensing purposes and are classified as restricted deposits on the balance sheet.

Our health insurance subsidiaries’ states of domicile have statutory minimum capital requirements that are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The combined statutory capital and surplus of our health insurance subsidiaries was $800.6 million and $701.5 million at December 31, 2023 and December 31, 2022, respectively, which was in compliance with and in excess of the minimum capital requirements for each period. The health insurance subsidiaries historically have required capital contributions from Parent to maintain minimum levels. The health insurance subsidiaries in aggregate exceeded the minimum statutory RBC requirement by $198 million as of December 31, 2022 and are projected to have approximately $285 million of excess capital as of December 31, 2023. The health insurance subsidiaries may be subject to additional capital and surplus requirements in the future, as a result of factors such as increasing membership and medical costs, which may require us to incur additional indebtedness, sell capital stock, or access other sources of funding in order to fund such requirements. During periods of increased volatility, adverse securities and credit markets, including those due to rising interest rates, may exert downward pressure on the availability of liquidity and credit capacity for certain issuers, and any such funding may not be available on favorable terms, or at all. As a result of changing market dynamics following market exits by certain carriers in 2022, we proactively engaged regulators regarding options to manage our membership growth to a level at the end of the 2023 Open Enrollment Period that enabled us to prudently manage our capital. The membership enrollment restrictions that were put in place have been removed. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments, Trends and Other Factors Impacting Performance—Regulatory Update.”

As our health insurance subsidiaries have become profitable, or as some become profitable in the future, or if their levels of statutory capital and surplus exceed minimum regulatory requirements, we may make periodic requests for dividends and distributions from our subsidiaries to fund our operations, or seek to enter into transactions or structures that enable us to efficiently deploy this excess capital, which may or may not be approved by our regulators. The insurance companies paid dividends, distributions, and loan repayments of $52 million to the Parent company in 2023. For additional information see Part I, Item 1A “Risk Factors—Risks Related to our Business—If state regulators do not approve payments of dividends and distributions by our health insurance subsidiaries to us, or do not approve other capital efficiency structures we may pursue, we may not have sufficient funds to implement our business strategy.”

Our health insurance subsidiaries also utilize quota share reinsurance arrangements to meet our minimum capital and surplus requirements, which are designed to enable us to efficiently deploy capital to fund our growth. During the year ended December 31, 2023 and 2022, Parent made $19.5 million and $423.5 million of capital contributions, respectively, to the health insurance subsidiaries. We estimate that had we not had any quota share reinsurance arrangements in place, the insurance subsidiaries would have been required to hold approximately $447.1 million and $446.8 million of additional capital as of December 31, 2023 and 2022, respectively, which Parent would have been required to fund. The actual amount of any required capital contributions to our insurance subsidiaries may differ at any given time depending on each insurance subsidiary’s capital adequacy. For additional information on our capital contributions and reinsurance arrangements, see “Risk Factors—Risks Related to our Business—We utilize quota share reinsurance to reduce our capital and surplus requirements and protect against downside risk on medical claims. If regulators do not approve our reinsurance agreements for this purpose, or if we cannot negotiate renewals of our quota share arrangements on acceptable terms, or at all, enter into new agreements with reinsurers, or otherwise obtain capital through debt or equity financings, our capital position would be negatively impacted, and we could fall out of compliance with applicable regulatory requirements” and “Risk Factors—Risks Most Material to Us—Our business, financial condition, and results of operations may be harmed if we fail to execute our strategy and manage our growth effectively.”

Short-Term Cash Requirements
The Company’s cash requirements within the next twelve months include benefits payable, risk adjustment transfer payable, current lease liabilities, interest payment of long-term debt, other current liabilities and purchase commitments and other obligations. We expect the cash required to meet these obligations to be primarily funded by cash available for general corporate use, cash flows from current operations, and/or the realization of current assets, such as accounts receivable. Based on our current forecast, we believe the Company's cash, and cash equivalents and investments, not including restricted cash, will be sufficient to fund our operating requirements for at least the next twelve months.

Our cash flows used in operations may differ substantially from our net loss due to non-cash charges or due to changes in balance sheet accounts. The timing of our cash flows from operating activities can also vary among periods due to the timing of payments made or received. Some of our payments and receipts, including risk adjustment and reinsurance receipts, can be significant. For example, during the third quarter of 2023, we made a payment through our health insurance subsidiaries of approximately $1.4 billion into the risk adjustment program, primarily for the 2022 policy year. Therefore, timing of payments and receipts can influence cash flows from operating activities in any given period which would have a negative impact on our operating cash flows.

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

Convertible Senior Notes

On January 27, 2022, we entered into an investment agreement (the “Investment Agreement”) pursuant to which we agreed to issue and sell $305.0 million in aggregate principal amount of 7.25% convertible senior notes due 2031 (the “2031 Notes”) in a private placement to funds affiliated with or advised by Dragoneer Investment Group, LLC, Thrive Capital, LionTree Investment Management, LLC and Tenere Capital LLC. The transaction contemplated by the Investment Agreement closed on February 3, 2022 (the “Closing Date”). In connection with the issuance of the 2031 Notes, on February 3, 2022, we entered into an Indenture between us and U.S. Bank National Association, as trustee. The 2031 Notes bear interest at a rate of 7.25% per annum, payable in cash, semi-annually in arrears on June 30 and December 31 of each year, commencing on June 30, 2022. The Company may determine in the future to repurchase portions of the outstanding 2031 Notes from time to time in accordance with applicable SEC and other legal requirements and in consideration of market and other conditions. See Note 15 - Long-Term Debt to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

Revolving Credit Facility

On December 28, 2023, we entered into a third amendment to our senior secured credit agreement (the “Third Amendment”), with Wells Fargo Bank, National Association, as administrative agent, Oscar Management Corporation, as a subsidiary guarantor and certain other lenders which amended the senior secured credit agreement, dated as of February 21, 2021 (as amended by the First Amendment to Credit Agreement, dated as of January 27, 2022, and as further amended by the Second Amendment to Credit Agreement, dated as of July 21, 2023, the “Credit Agreement” and as amended by the Third Amendment, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a revolving loan credit facility in the aggregate principal amount of $115 million. The Revolving Credit Facility is guaranteed by Oscar Management Corporation, a wholly owned subsidiary of Oscar, and all of our future direct and indirect subsidiaries (in each case, subject to certain permitted exceptions, including exceptions for guarantees (i) that would require material governmental consents or (ii) in respect of joint ventures) (the "Guarantors"). Our Revolving Credit Facility is secured by a lien on substantially all of our and the Guarantors’ assets (subject to certain exceptions). Proceeds are to be used solely for general corporate purposes of the Company. The Revolving Credit Facility is available until December 2025, provided we are in compliance with all covenants.

The Revolving Credit Facility permits us to increase commitments under the Revolving Credit Facility by an aggregate amount not to exceed $50 million. The incurrence of any such incremental Revolving Credit Facility will be subject to the following conditions measured at the time of incurrence of such commitments: (i) no default or event of default, (ii) all representations and warranties must be true and correct in all material respects immediately prior to, and after giving effect to, the incurrence of such incremental Revolving Credit Facility, (iii) pro forma liquidity (as defined in the Revolving Credit Facility) of no less than $50 million less than the pro forma aggregate commitments after giving effect to the increase in commitments, and (iv) other conditions as agreed between the Borrower and the lender providing such incremental commitment.
As of December 31, 2023, there were no outstanding borrowings under the Revolving Credit Facility.

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

In addition, the Revolving Credit Facility contains financial covenants that require us to (i) maintain specified levels of direct policy premiums (as defined in the Revolving Credit Facility) for each fiscal quarter, (ii) maintain a minimum liquidity (as defined in the Revolving Credit Facility) of $50 million less than the aggregate commitments under the Revolving Credit Facility as of the last day of each fiscal quarter or, if the Revolving Credit Facility is drawn by more than 60%, as of the last day of any fiscal month, (iii) not exceed a maximum medical loss ratio (as defined in the Revolving Credit Facility) as of the last day of each quarter, and (iv) maintain minimum consolidated Adjusted EBITDA (as defined in the Revolving Credit Facility) as of the last day of each fiscal quarter. As of December 31, 2023, we were in compliance with all financial covenants under the Revolving Credit Facility.

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

These investment policies require that our investments of U.S. Corporate bonds have final maturities of a maximum of two years from the settlement date and a maximum of five years from the settlement date for U.S. Government obligations. Professional portfolio managers operating under documented guidelines manage our investments and a portion of our cash equivalents. Our portfolio managers must obtain our prior approval before selling investments in a loss position. Net investment income (loss) for our health insurance subsidiaries was $146.7 million and $25.8 million for the year ended December 31, 2023 and 2022, respectively.

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

The following table shows summary cash flows information for the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022	Change
Net cash provided by (used in) operating activities	$(272,159)	$380,349	$(652,508)
Net cash provided by (used in) investing activities	577,187	(226,519)	803,706
Net cash provided by financing activities	6,446	301,110	(294,664)
Net increase in cash and cash equivalents and restricted cash equivalents	$311,474	$454,940	$(143,466)

Operating Activities
Net cash provided by (used in) operating activities decreased $652.5 million to $272.2 million of cash used in operating activities for the year ended December 31, 2023, compared to $380.3 million provided by operating activities for the year ended December 31, 2022, primarily due to higher claims paid and higher risk adjustment transfer disbursements, offset by reinsurance recoverables.

Investing Activities
Net cash provided by (used in) investing activities increased $803.7 million to $577.2 million of cash provided by investing activities for the year ended December 31, 2023, compared to $226.5 million used for the year ended December 31, 2022. The increase was primarily due to the sale and maturity of securities within our investment portfolio and a decrease in purchases of securities.

Financing Activities
Net cash provided by financing activities decreased $294.7 million to $6.4 million for the year ended December 31, 2023 compared to $301.1 million for the year ended December 31, 2022. The decrease was primarily due to net proceeds received from the issuance of convertible senior notes due 2031 in February 2022.

Critical Accounting Policies and Estimates

The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingent assets and liabilities in our financial statements. We regularly assess these estimates; however, actual amounts could differ from those estimates. The most significant items involving management’s estimates include estimates of benefits payable and risk adjustment. The impact of changes in estimates is recorded in the period in which they become known.

An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition, or operating performance. The accounting policies that reflect a significant level of estimation and that are most likely to have a material impact on our reported financial results are described below. Other accounting policies such as reinsurance, premium deficiency reserve, current expected credit loss allowance (“CECL”), stock-based compensation, and income taxes do not involve significant levels of uncertainty and are disclosed in Item 8, Financial Statements and Supplementary Data in this Annual Report on Form 10-K.

Benefits Payable

Benefits payable includes estimates of the ultimate cost of claims that have been incurred but not reported, including expected development on reported claims, those that have been reported but not yet paid (reported claims in process) and other medical care expenses and services payable.

Our development of the benefits payable estimate is a continuous process which we monitor and refine on a monthly basis as additional claims receipts and payment information becomes available. As more complete claims information becomes available, we adjust the amount of the estimates and include the changes in estimates in medical costs in the period in which the changes are identified. In each reporting period, our operating results include the effects of more completely developed benefits payable estimates associated with previously reported periods. If the revised estimate of prior period healthcare claims is less than the previous estimate, we will decrease reported healthcare claims in the current period (favorable development). If the revised estimate of prior period healthcare claims is more than the previous estimate, we will increase reported healthcare costs in the current period (unfavorable development). Healthcare costs in the years ended December 31, 2023 and December 31, 2022 included unfavorable healthcare claim development related to prior years of $19.8 million (net of reinsurance) and $1.3 million (net of reinsurance), respectively.

In developing our benefits payable estimates, we apply different estimation methods depending on the month for which incurred claims are being estimated. For example, in recent months, we estimate claim costs incurred by applying assumed medical cost trends to the PMPM medical costs incurred in prior months for which more complete claim data is available, supplemented by a review of near-term completion factors. Additional consideration is also given to adjudicate claims that may reopen as a result of provider disputes.

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

The following table illustrates the sensitivity of the estimated potential impact on our benefits payable estimates gross of reinsurance, for those periods as of December 31, 2023 to an increase (decrease) in the underlying completion factors:

Changes in Estimates	Increase (Decrease) in Benefits Payable (in thousands)
(1.00)%	$116,012
(0.75)%	86,790
(0.50)%	57,714
(0.25)%	28,785
0.25%	(28,641)
0.50%	(56,797)
0.75%	(83,390)
1.00%	(109,549)

Management believes the amount of benefits payable is reasonable and adequate to cover our liability for unpaid claims as of December 31, 2023; however, actual claim payments may differ from established estimates as discussed above. Assuming a hypothetical 1% difference between our December 31, 2023 estimates of benefits payable and actual benefits payable, excluding any potential offsetting impact from premium rebates, net earnings for the year ended December 31, 2023 would have increased by approximately $116 million or decreased by approximately $109.5 million.

For more detail related to our medical claims expenses, see Note 2 - Summary of Significant Accounting Policies to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Risk Adjustment

The risk adjustment programs in the individual and small group markets we serve are designed to mitigate the potential impact of adverse selection and provide stability for health insurers.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the fair value of our investment portfolio, which consists of U.S. Treasury and agency securities, corporate notes, and certificates of deposit. Our primary market risk exposure is driven by changes to prime rate-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. Assuming a hypothetical and immediate 1% increase in interest rates at December 31, 2023, the fair value of our investments would decrease by approximately $8.2 million. Any declines in interest rates over time would reduce our investment income.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Oscar Health, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Oscar Health, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Benefits Payable – Incurred but not Reported (“IBNR”) Benefits Payable for Low Dollar Claims

As described in Notes 2 and 9 to the consolidated financial statements, the Company’s incurred but not reported (“IBNR”) benefits payable was $966.0 million as of December 31, 2023, with a significant portion of this balance related to low dollar claims. IBNR is an actuarial estimate, determined by employing actuarial methods that is based on claim payment patterns, medical cost inflation, historical developments such as claim inventory levels and claim receipt patterns, and other relevant factors. For low dollar incurred but not paid claims, for the months prior to the most recent two months, management uses the completion factor development method. Under this method, historical paid claims data is formatted into claim triangles, which compare claim incurred dates to the dates of claim payments. This information is analyzed to create historical completion factors that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the period-end date to estimate the ultimate claim expense incurred for the period. Actuarial estimates of incurred but not paid claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims. For the most recent incurred months (typically the most recent two months), the percentage of claims paid for claims incurred in those months is generally low. Therefore, incurred claims for recent months are not projected from historical completion and payment patterns; rather, they are primarily based on forecasted per member per month low dollar claims projections developed from the Company’s historical experience and adjusted for emerging experience data in the preceding months, which may include adjustments for known changes in estimates of recent hospital and drug utilization data, provider contracting changes, changes in benefit levels, changes in member cost sharing, changes in medical management processes, product mix, and workday seasonality.

The principal considerations for our determination that performing procedures relating to the valuation of IBNR benefits payable for low dollar claims is a critical audit matter are the significant judgment by management when estimating the IBNR for low dollar claims which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate the actuarial methods used by management and the significant assumptions related to completion factors and forecasted per member per month low dollar claims projections for low dollar incurred but not paid claims. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s process over the valuation of the IBNR benefits payable, including the assumptions, methodologies, and calculations. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate of the IBNR for low dollar claims and comparing the independent estimate to management’s estimate to evaluate the reasonableness of the estimate. Developing the independent estimate of the IBNR for low dollar claims involved the use of professionals with specialized skill and knowledge to (i) independently develop assumptions related to completion factors and forecasted per member per month low dollar claims projections and (ii) evaluate the appropriateness of the actuarial methods used by management. Developing the independent estimate of the IBNR for low dollar claims also included testing the completeness and accuracy of data provided by management.

Valuation of Risk Adjustment Transfer Payable related to the Affordable Care Act’s (“ACA”) Risk Adjustment Program

As described in Note 2 to the consolidated financial statements, the Company’s risk adjustment transfer payable was $1,056.9 million as of December 31, 2023. The Affordable Care Act (“ACA”) risk adjustment program is administered federally by the Centers for Medicare and Medicaid Services (“CMS”). Under this program, each plan is assigned a risk score based upon demographic information and current year claims information related to its members. Plans with lower than average risk scores relative to the estimated market average risk score, when applied to the statewide average premium, will have a risk adjustment payable into the pool. Inversely, plans with higher than average risk scores relative to the estimated market average risk score, when applied to the statewide average premium, will have a risk adjustment receivable from the pool. Management develops its membership risk scores for the risk adjustment payable using actuarial methodologies and assumptions and by analyzing member data, including demographic and projections of claims data expected to be submitted by the Company to CMS for settlement. Generally, the estimated market average risk score and statewide average premium are obtained from third party surveys of other insurance plans. There is judgment in estimating the Company’s membership risk scores and the estimated market average risk scores. Management refines its estimate as new information becomes available and the final report on actual market risk scores is received from CMS in June of the following year.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s process over the valuation of the risk adjustment transfer payable related to the ACA risk adjustment program, including the assumptions, methodologies, and calculations. These procedures also included, among others, performing one of the following procedures, on a test basis, for each selected plan (i) developing an independent estimate of the risk adjustment transfer payable and comparing the independent estimate to management’s estimate to evaluate the reasonableness of the risk adjustment transfer payable for the sampled plan or (ii) testing management’s process for determining the estimate of the risk adjustment transfer payable for the sampled plan. Developing the independent estimate involved (a) the use of professionals with specialized skill and knowledge to independently develop the significant assumptions related to the projections of claims data expected to be submitted by the Company to develop the Company’s membership risk scores and estimated market average risk scores and statewide average premium and (b) testing the completeness and accuracy of data provided by management. Testing management’s process involved the use of professionals with specialized skill and knowledge to evaluate the appropriateness of the actuarial methodologies used by management for consistency with the federally developed risk adjustment methodology and evaluating the reasonableness of the significant assumptions related to projections of claims data expected to be submitted by the Company to develop the Company’s membership risk scores and estimated market average risk scores and statewide average premium. Evaluating the reasonableness of management’s significant assumptions related to projections of claims data expected to be submitted by the Company to develop the Company’s membership risk scores and estimated market average risk scores and statewide average premium involved considering the current and past performance of the plans, consistency with market and industry data, and consistency with evidence obtained in other areas of the audit. Testing management’s process also involved testing the completeness and accuracy of the data used by management.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 15, 2024

We have served as the Company’s auditor since 2020, which includes periods before the Company became subject to SEC reporting requirements.

Oscar Health, Inc.
Consolidated Balance Sheets

(in thousands, except share and per share amounts)	December 31, 2023	December 31, 2022
Assets:
Current Assets:
Cash and cash equivalents	$1,870,315	$1,558,595
Short-term investments	689,833	1,397,287
Premiums and accounts receivable (net of allowance for credit losses of $31,600 and $2,988)	201,269	216,475
Risk adjustment transfer receivable	51,925	49,861
Reinsurance recoverable	241,194	892,887
Other current assets	6,564	6,450
Total current assets	$3,061,100	$4,121,555
Property, equipment, and capitalized software, net	61,930	59,888
Long-term investments	365,309	222,919
Restricted deposits	29,870	27,483
Other assets	83,271	94,756
Total Assets	$3,601,480	$4,526,601

Liabilities and Stockholders' Equity
Current Liabilities:
Benefits payable	$965,986	$937,727
Risk adjustment transfer payable	1,056,941	1,517,493
Premium deficiency reserve	5,776	4,214
Unearned premiums	65,918	78,998
Accounts payable and other liabilities	273,367	297,841
Reinsurance payable	61,024	427,649
Total current liabilities	2,429,012	3,263,922
Long-term debt	298,777	297,999
Other liabilities	67,574	72,280
Total liabilities	2,795,363	3,634,201
Commitments and contingencies (Note 19)
Stockholders' Equity
Class A common stock, $0.00001 par value; 825,000,000 shares authorized, 193,874,843 and 181,176,239 shares outstanding as of December 31, 2023 and 2022, respectively	2	2
Class B common stock, $0.00001 par value; 82,500,000 shares authorized, 35,514,201 and 35,115,807 shares outstanding as of December 31, 2023 and 2022, respectively	—	—
Treasury stock (314,600 shares as of December 31, 2023 and 2022)	(2,923)	(2,923)
Additional paid-in capital	3,682,294	3,509,007
Accumulated deficit	(2,876,715)	(2,605,987)
Accumulated other comprehensive income (loss)	1,309	(9,715)
Total Oscar Health, Inc. stockholders’ equity	803,967	890,384
Noncontrolling interests	2,150	2,016
Total stockholders’ equity	806,117	892,400
Total Liabilities and Stockholders' Equity	$3,601,480	$4,526,601
See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except share and per share amounts)	2023	2022	2021
Revenue
Premiums before ceded reinsurance	$5,696,978	$5,334,520	$2,712,988
Reinsurance premiums ceded	(10,909)	(1,463,403)	(881,968)
Premiums earned	5,686,069	3,871,117	1,831,020
Administrative services revenue	15,442	61,047	5,394
Investment income and other revenue	161,358	31,474	2,301
Total revenue	5,862,869	3,963,638	1,838,715

Operating Expenses
Claims incurred, net	4,642,024	3,280,798	1,623,995
Other insurance costs	824,457	706,439	410,363
General and administrative expenses	339,716	309,783	265,078
Federal and state assessments	290,725	281,518	139,085
Premium deficiency reserve (release)	1,562	(25,033)	(55,325)
Total operating expenses	6,098,484	4,553,505	2,383,196
Loss from operations	(235,615)	(589,867)	(544,481)
Interest expense	24,603	22,623	4,720
Other expenses (income)	7,082	(2,415)	1,201
Loss on extinguishment of debt	—	—	20,178
Loss before income taxes	(267,300)	(610,075)	(570,580)
Income tax expense (benefit)	3,294	(523)	846
Net loss	(270,594)	(609,552)	(571,426)
Less: Net income (loss) attributable to noncontrolling interests	134	(3,277)	1,180
Net loss attributable to Oscar Health, Inc.	$(270,728)	$(606,275)	$(572,606)

Earnings (Loss) per Share
Net loss per share attributable to Oscar Health, Inc., basic and diluted	$(1.22)	$(2.85)	$(3.20)
Weighted average common shares outstanding, basic and diluted	221,655,493	212,474,615	178,967,056

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net loss	$(270,594)	$(609,552)	$(571,426)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	11,024	(6,044)	(4,550)
Comprehensive loss	(259,570)	(615,596)	(575,976)
Comprehensive income (loss) attributable to noncontrolling interests	134	(3,277)	1,180
Comprehensive loss attributable to Oscar Health, Inc.	$(259,704)	$(612,319)	$(577,156)

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock (Series A/Series B)		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Total Stockholders' Equity (Deficit)
December 31, 2020	400,904,302	$1,744,911	31,409,202	$2	—	$—	—	$—	$(2,923)	$133,255	$(1,427,106)	$879	$—	$(1,295,893)
Conversion of pre-IPO shares to Class A and Class B common stock	(400,904,302)	(1,744,911)	(31,409,202)	(2)	130,280,651	1	35,115,807	—	—	1,744,911	—	—	—	1,744,910
Issuance of common stock upon IPO, net of underwriting discount	—	—	—	—	36,391,946	1	—	—	—	1,338,874	—	—	—	1,338,875
Issuance of common stock upon exercise of warrants and call options	—	—	—	—	1,115,973	—	—	—	—	37,071	—	—	—	37,071
Issuance of common stock from equity incentive plans	—	—	—	—	7,423,653	—	—	—	—	50,009	—	—	—	50,009
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	86,296	—	—	—	86,296
Equity transaction with Subsidiary	—	—	—	—	—	—	—	—	—	3,117	—	—	4,113	7,230
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	—	—	—	—	—	(4,550)	—	(4,550)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(572,606)	—	1,180	(571,426)
December 31, 2021	—	—	—	—	175,212,223	2	35,115,807	—	(2,923)	3,393,533	(1,999,712)	(3,671)	5,293	1,392,522
Issuance of common stock from equity incentive plans	—	—	—	—	5,964,016			—	—	1,299	—	—	—	1,299
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	112,329	—	—	—	112,329
Joint venture contributions	—	—	—	—	—	—	—	—	—	1,846	—	—	—	1,846
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	—	—	—		—	(6,044)	—	(6,044)
Net income (loss)	—	—	—	—	—	—	—	—	—		(606,275)	—	(3,277)	(609,552)
December 31, 2022	—	$—	—	$—	181,176,239	$2	35,115,807	$—	$(2,923)	$3,509,007	$(2,605,987)	$(9,715)	$2,016	$892,400
Issuance of common stock from equity incentive plans	—	—	—	—	12,698,604	—	398,394	—	—	3,956	—	—	—	3,956
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	166,841	—	—	—	166,841
Joint venture contributions	—	—	—	—	—	—	—	—	—	2,490	—	—	—	2,490
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	—	—	—	—	—	11,024	—	11,024
Net loss	—	—	—	—	—	—	—	—	—	—	(270,728)	—	134	(270,594)
December 31, 2023	—	$—	—	$—	193,874,843	$2	35,514,201	$—	$(2,923)	$3,682,294	$(2,876,715)	$1,309	$2,150	$806,117

See the accompanying Notes to Consolidated Financial

Oscar Health, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities:
Net loss	$(270,594)	$(609,552)	$(571,426)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred taxes	58	(165)	(101)
Net realized loss (gain) on sale of financial instruments	70	1,274	(209)
Loss on fair value of warrant liabilities	—	—	12,856
Depreciation and amortization expense	30,694	15,283	14,605
Amortization of debt issuance costs	778	713	329
Stock-based compensation expense	159,683	112,329	86,296
Net amortization (accretion) of investments	(29,374)	2,480	8,031
Debt extinguishment loss	—	—	20,178
Provision for credit losses	28,612	2,988	—
Changes in assets and liabilities:
(Increase) / decrease in:
Premiums and accounts receivable	(13,405)	(81,049)	(66,953)
Risk adjustment transfer receivable	(2,063)	(9,202)	(9,502)
Reinsurance recoverable	651,693	(460,897)	147,403
Other assets	11,307	(243)	(11,299)
Increase / (decrease) in:
Benefits payable	28,258	424,146	201,667
Unearned premiums	(13,080)	3,953	3,140
Premium deficiency reserve	1,562	(25,033)	(55,325)
Accounts payable and other liabilities	(29,180)	57,811	98,619
Reinsurance payable	(366,626)	222,418	(138,082)
Risk adjustment transfer payable	(460,552)	723,095	78,028
Net cash (used in) provided by operating activities	(272,159)	380,349	(181,745)
Cash flows from investing activities:
Purchase of investments	(836,982)	(1,192,706)	(1,810,076)
Sale of investments	31,857	360,616	624,077
Maturity of investments	1,410,166	633,467	430,694
Purchase of property, equipment and capitalized software	(25,577)	(29,012)	(25,885)
Change in restricted deposits	(2,277)	1,116	6,675
Net cash (used in) provided by investing activities	577,187	(226,519)	(774,515)
Cash flows from financing activities:
Proceeds from long-term debt	—	305,000	—
Payments of debt issuance costs	—	(7,035)	—
Proceeds from joint venture contribution	2,490	1,846	—
Debt prepayment	—	—	(153,173)
Debt extinguishment costs	—	—	(12,994)
Proceeds from IPO, net of underwriting discounts	—	—	1,348,321
Offering costs from IPO	—	—	(9,447)
Proceeds from exercise of warrants and call options	—	—	9,191
Proceeds from partial sale of subsidiary to noncontrolling interest	—	—	7,230
Proceeds from exercise of stock options	3,956	1,299	49,584
Net cash provided by financing activities	6,446	301,110	1,238,712
Increase in cash, cash equivalents and restricted cash equivalents	311,474	454,940	282,452
Cash, cash equivalents, restricted cash and cash equivalents—beginning of period	1,580,497	1,125,557	843,105
Cash, cash equivalents, restricted cash and cash equivalents—end of period	$1,891,971	$1,580,497	$1,125,557
Cash and cash equivalents	1,870,315	1,558,595	1,103,995
Restricted cash and cash equivalents included in restricted deposits	21,656	21,902	21,562
Total cash, cash equivalents and restricted cash and cash equivalents	$1,891,971	$1,580,497	$1,125,557

Oscar Health, Inc.
Consolidated Statements of Cash Flows
(Continued)

	Year Ended December 31,
(in thousands)	2023	2022	2021
Supplemental Disclosures:
Interest payments	$23,156	$10,079	$4,256
Income tax payments	$2,414	$1,893	$697

Non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$—	$—	$1,744,911
Net exercise of preferred stock warrants to preferred stock upon initial public offering	$—	$—	$28,248
Adjustment to fair value of preferred stock warrant liability upon initial public offering	$—	$—	$13,243

See the accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Oscar Health, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts, or as otherwise stated herein)

1.    ORGANIZATION

Oscar Health, Inc. ("Oscar" or the "Company") is the first health insurance company built around a full stack technology platform and a relentless focus on member experience. Headquartered in New York City, Oscar offers two complementary products: (1) innovative and consumer-oriented health plans are sold to individuals and small groups and (2)+Oscar, the Company's technology platform to sell services to providers and payors. We previously offered Medicare Advantage insurance coverage, but exited the Medicare Advantage market for plan year 2024.

Oscar operates as one segment to sell insurance directly to its members through the federal and state-run healthcare exchanges formed in conjunction with the Patient Protection and Affordable Care Act and leveraged its technology platform to provide services via its +Oscar offering. Individual plans are offered to individuals and families through Health Insurance Marketplaces. Small Group plans are offered to employees of companies with 50 - 100 full-time workers. Medicare Advantage was offered to adults who are age 65 and older and eligible for traditional Medicare but who instead select coverage through a private market plan. The Company has also partnered with Cigna through the Cigna +Oscar partnership, which unites Oscar’s highly-differentiated member experience with Cigna’s broad provider networks, to exclusively serve the small group employer market. The small group market consists of employees of companies with up to 50 full-time workers in most states and up to 100 full-time workers in select states.

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

Reclassification and Reverse Stock Split

In connection with its IPO, on March 3, 2021, the Company filed an amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”) with the Secretary of State of the State of Delaware, which effected a reclassification of the Company’s issued and outstanding share capital and a one-for-three reverse stock split. Upon conversion of all outstanding shares of convertible preferred stock, and upon filing of the Company’s Amended and Restated Certificate of Incorporation, all outstanding shares of each series of the Company’s convertible preferred stock and common stock issued and outstanding prior to the IPO converted and/or were reclassified into an aggregate of 132,760,639 shares of Class A common stock and 35,335,579 shares of Class B common stock, par value $0.00001 per share (the “Class B common stock”), and 943,800 shares of common stock held in treasury were reclassified into an aggregate of 314,600 shares of Class A common stock. In accordance with accounting principles generally accepted in the United States (“ U.S. GAAP”), all shares of common stock and per share data that are presented in the Consolidated Financial Statements have been adjusted to reflect the reclassification and reverse stock split on a retroactive basis. Shares of convertible preferred stock presented in the Consolidated Financial Statements have not been adjusted for the reclassification or reverse stock split, as these shares were converted to common stock prior to the reclassification and reverse stock split. For additional information, see Note 16 - Stockholders’ Equity.

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

Reclassification

The Company has made certain reclassifications to prior period amounts to conform to the current period presentation within the accompanying Consolidated Financial Statements and notes to the Consolidated Financial Statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying audited Consolidated Financial Statements include healthcare costs incurred but not yet reported (“IBNR”), and risk adjustment. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ materially from these estimates.

Revenue Recognition

Premium Revenue
Premium revenue includes direct policy premiums collected directly from members and subsidies received from the Centers for Medicare & Medicaid Services (“CMS”) as part of the Advanced Premium Tax Credit (“APTC”) and Medicare Advantage programs, along with assumed premiums from the Company's reinsurance agreement. Premium revenue is adjusted for the estimated impact of the risk adjustment program required by CMS. Total premiums earned includes the effect of reinsurance premiums ceded as part of the Company's reinsurance agreements.

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

Affordable Care Act (“ACA”)

The Company conducts business through the state-run healthcare exchanges formed in conjunction with ACA and is therefore subject to certain programs and fees established by ACA, such as:

•Minimum Medical Loss Ratio (“MLR”) Requirements: The ACA established a minimum MLR ratio that requires insurers to pay rebates to customers when MLR is below established thresholds. The medical loss ratio represents medical costs as a percentage of premium revenue. Federal regulations define what constitutes medical costs and premium revenue for purposes of calculating the required minimum MLR. The Company records estimated MLR rebates as an adjustment to premium revenue.
•Risk Adjustment: The ACA established a methodology that equates the health status of a person to a number, called a risk score, to predict healthcare costs in order to ensure that insurers receive sufficient compensation for members who are likely to incur higher medical costs.

Risk Adjustment

The Affordable Care Act (“ACA”) risk adjustment program is administered federally by CMS. Under this program, each plan is assigned a risk score based upon demographic information and current year claims information related to its members. Plans with lower than average risk scores relative to the estimated market average risk score, when applied to the statewide average premium, will have a risk adjustment payable into the pool. Inversely, plans with higher than average risk scores relative to the estimated market average risk score, when applied to the statewide average premium, will have a risk adjustment receivable from the pool.

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

In addition, CMS and the Office of Inspector General for Health and Human Services ("HHS") perform risk adjustment data validation (“RADV”) audits of health insurance plans to validate the coding practices of and supporting documentation maintained by healthcare providers, and such audits have in the past and may in the future result in adjustments to risk transfer payments.

Reinsurance

The Company enters into reinsurance agreements to manage its exposure to unexpected fluctuations in MLR and meet its capital requirements. The Company enters into two different types of arrangements: quota share reinsurance contracts and excess of loss ("XOL") reinsurance contracts.

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

Premium Deficiency Reserve

Premium deficiency reserve (“PDR”) liabilities are established when it is probable that expected future claims and maintenance expenses will exceed future premium and reinsurance recoveries based on existing insurance contract terms including consideration of net investment income. For purposes of determining premium deficiency reserves, contracts are grouped consistent with the Company’s method of acquiring, servicing, and measuring the profitability of such contracts, which is generally on a line of business basis.

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

Allowance for Credit Losses

Premium and other receivables primarily includes insurance premiums due from CMS and members, pharmaceutical rebates, and other claims-related provider receivables, and are reported net of any allowance for credit losses. Receivable balances are also recorded related to the Company's risk adjustment program, reinsurance program, and value-based care arrangements. An allowance for credit losses is generally calculated based on historical collection experience, the counterparty's creditworthiness and consideration of current and future economic events.

As part of value-based care arrangements, the Company entered into risk sharing arrangements with certain of its Providers. The intention of these agreements is to align incentives with Providers who desire to share accountability for the quality and costs of managing a population of Oscar’s members. If medical expenses exceed agreed upon population-specify target MLR, the Provider reimburses the Company an agreed upon portion of the excess expenses creating a risk share receivable due to the Company. We record risk sharing receivables on a gross basis on the consolidated balance sheet. We evaluated expected losses on risk sharing receivables and recorded and adjusted the resulting expected losses to allowance for credit losses based on the counterparty’s financial health and creditworthiness and any significant changes in the healthcare environment. We write off the receivable balance when it is determined to be uncollectible. The Company has presented the rollforward related to its allowance for credit losses on our risk sharing receivables below:

	For the year ended December 31,
(in thousands)	2023	2022
Beginning balance	$2,988	$—
Provision for credit losses	28,612	2,988
Ending balance	$31,600	$2,988

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

Settlement Reserves
The Company also records as part of benefits payable, an estimate of the ultimate liability for actual and potential claims disputes by providers based on an analysis of historical PMPM dispute experience supplemented with current information on reported disputes. Since these liabilities are part of the overall claim reserve, they are proportionally ceded under the Company's reinsurance agreements for historical policy years with contracts in force. The settlement reserves included as part of the benefits payable balance was approximately $241.1 million and $251.1 million as of December 31, 2023 and 2022, respectively.

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

Leases

The Company leases office space under operating leases expiring on various dates through 2032. On the lease commencement date, a right-of-use ("ROU") asset and lease liability are recognized on the balance sheet based on the present value of the future minimum lease payments over the lease term. Since the Company's lease agreements do not provide an implicit rate, an incremental borrowing rate, based on the information available at commencement date, is used to determine the present value of future payments. The calculation of the ROU asset is based on the lease liability, and includes any lease payments made, and excludes lease incentives and initial direct costs incurred.

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

Variable Interest Entities

The Company enters arrangements with various entities that are deemed to be variable interest entities (“VIE”). A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control activities of the entity, the obligation to absorb the entity’s expected losses, and the right to receive the entity’s expected residual returns) or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. The Company is deemed a primary beneficiary of a VIE if it has (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could be potentially significant to the VIE. If both conditions are present, the Company is required to consolidate the VIE into its financial results.

The Company has determined that it has a controlling financial interest in the medical professional corporations with which it has a business arrangement because, as part of its arrangement, the Company has guaranteed their debt, and the equity at risk is insufficient to finance their activities without additional subordinated financial support from the Company.

Accounting Pronouncements - Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires, for each reportable segment, disclosure of significant segment expenses categories, other segment items, enhanced interim disclosures of certain segment-related disclosures that previously were only required annually, and other disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements and related disclosures.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of income tax disclosures by requiring greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid and other amendments to improve the effectiveness of income tax disclosures. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements and related disclosures.

3.    REVENUE RECOGNITION

Premiums earned

Premium revenue includes direct policy premiums collected from members and from CMS as part of the APTC and MA programs, along with assumed premiums from the Company's reinsurance agreements. Premium revenue is adjusted for the estimated impact of the risk adjustment program required by CMS. Total premiums earned include the effect of reinsurance premiums ceded as part of the Company's reinsurance agreements accounted for under reinsurance accounting. Refer to Note 4 - Reinsurance for more information.

	Year Ended December 31,
(in thousands)	2023	2022	2021
Direct policy premiums	$6,418,872	$6,704,330	$3,420,328
Assumed premiums	228,786	138,109	16,298
Direct and assumed premiums	6,647,658	6,842,439	3,436,626
Risk adjustment and corridor, net	(950,680)	(1,507,919)	(723,638)
Premiums before ceded reinsurance	5,696,978	5,334,520	2,712,988
Reinsurance premiums ceded	(10,909)	(1,463,403)	(881,968)
Total premiums earned	$5,686,069	$3,871,117	$1,831,020

The direct policy premiums received directly from CMS as part of APTC and Medicare Advantage for the years ended December 31, 2023, 2022 and 2021 were $5.5 billion, $5.7 billion, and $2.5 billion, respectively.

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
As of December 31, 2023 and 2022, receivables from contracts with customers were $0.2 million and $33.7 million, respectively, and are reported within premiums and accounts receivable on the consolidated balance sheets.
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

4.    REINSURANCE

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

Reinsurance Contracts Accounted for under Reinsurance Accounting and Deposit Accounting

The Company currently has quota share reinsurance arrangements with more than one counterparty with multiple state-level treaties. Under Accounting Standards Codification 944: Financial Services - Insurance, these arrangements are evaluated to ensure that significant risk is transferred by the ceding entity to the reinsurer. When significant risk is transferred, reinsurance accounting is required. Reinsurance contracts that do not meet the risk transfer requirements are accounted for under the deposit accounting method. In 2023, the Company's existing quota share reinsurance arrangements are accounted for under the deposit accounting method while XOL and terminated quota share reinsurance agreements currently in runoff are accounted for under reinsurance accounting. For the year ended December 31, 2022 the Company's quota share reinsurance arrangements were accounted for under both reinsurance accounting and deposit accounting.

The table below summarizes the Company's accounting for its quota share reinsurance premiums:

	Year Ended December 31,
Summary of Quota Share Reinsurance Program	2023	2022	2021
Percentage of premiums ceded under reinsurance contracts accounted for under deposit accounting	45%	18%	—%
Percentage of premiums covered under reinsurance contracts accounted for under reinsurance accounting	*NM	29%	34%
*NM - not meaningful

Reinsurance Contracts Accounted for under Deposit Accounting
Under deposit accounting, a deposit asset or deposit liability is recorded based on the consideration paid or received, irrespective of the experience of the contract. As a result, premiums earned and claims incurred that would have otherwise been ceded under reinsurance accounting are recorded on a net basis on the Consolidated Balance Sheet as a deposit liability within the Accounts payable and other liabilities line item. As of December 31, 2023 and December 31, 2022, a deposit liability balance of $7 million and $1.8 million, respectively, was recorded for the Company's quota share arrangements accounted for under deposit accounting and includes fees retained by the reinsurer, which are recognized within other insurance costs on the statement of operations.

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

The composition of total reinsurance premiums ceded and reinsurance premiums assumed, which are included as components of total premiums earned in the consolidated statement of operations, is as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Reinsurance premiums ceded, gross	$56	$(1,524,157)	$(921,953)
Experience refunds	(10,965)	60,754	39,985
Reinsurance premiums ceded	(10,909)	(1,463,403)	(881,968)
Reinsurance premiums assumed	228,786	138,109	16,298
Total reinsurance premiums (ceded) and assumed, net	$217,877	$(1,325,294)	$(865,670)

The Company records claims expense net of reinsurance recoveries. The following table reconciles the total claims expense to the net claims expense as presented in the consolidated statement of operations:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Direct claims incurred	$4,459,702	$4,428,000	$2,403,108
Ceded reinsurance claims	(44,736)	(1,290,349)	(800,769)
Assumed reinsurance claims	227,058	143,147	21,656
Claims incurred, net	$4,642,024	$3,280,798	$1,623,995

The Company records selling, general and administrative expenses net of ceding commissions. The following table reconciles total other insurance costs to the amount presented in the consolidated statement of operations:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Other insurance costs, gross	$823,455	$868,385	$492,609
Reinsurance ceding commissions	1,002	(161,946)	(82,246)
Other insurance costs	$824,457	$706,439	$410,363

The Company classifies reinsurance recoverable within current assets on its consolidated balance sheets. The composition of the reinsurance recoverable balance is as follows:

	December 31,
(in thousands)	2023	2022
Ceded reinsurance claim recoverables	$225,705	$776,266
Reinsurance ceding commissions	6,185	42,805
Experience refunds on reinsurance agreements	9,304	73,816
Reinsurance recoverable	$241,194	$892,887

Credit Ratings
The financial condition of the Company's reinsurers is regularly evaluated to minimize exposure to significant losses. A key credit quality indicator for reinsurance is the financial strength ratings issued by the credit rating agencies, which provide an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The Company's reinsurers have most recently been issued financial strength ratings of A+ and AA (A.M. Best and S&P).

The creditworthiness of each reinsurer is evaluated in order to assess counterparty credit risk and estimate an allowance for expected credit losses on the Company's reinsurance recoverable balances.

5.    BUSINESS ARRANGEMENTS

Variable Interest Entities

In the normal course of business, the Company enters into business arrangements with integrated health systems and several medical professional corporations that employ healthcare providers to deliver telemedical healthcare services to its covered member population in various states. The financial results of these entities are consolidated into the Company's financial statements.

The following table presents the collective assets and liabilities of the Company's variable interest entities:

	As of December 31,
(in thousands)	2023	2022
Assets	$125,709	$129,629
Liabilities	$74,568	$78,126

6.    RESTRICTED CASH AND RESTRICTED DEPOSITS

The Company maintains cash, cash equivalents and investments on deposit or pledged primarily to various state agencies in connection with its insurance licensure. The restricted cash and cash equivalents and restricted investments presented below are included in “restricted deposits” in the accompanying consolidated balance sheets.

	As of December 31,
(in thousands)	2023	2022
Restricted cash and cash equivalents	$21,656	$21,902
Restricted investments	8,214	5,581
Restricted Deposits	$29,870	$27,483

7.    INVESTMENTS

The following tables provide summaries of the Company's investments by major security type as of December 31, 2023 and 2022:

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury and agency securities	$802,288	$1,689	$(1,062)	$802,915
Corporate notes	234,908	854	(198)	235,564
Certificate of deposit	16,663	—	—	16,663
Total	$1,053,859	$2,543	$(1,260)	$1,055,142

	December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury and agency securities	$1,160,430	$89	$(5,237)	$1,155,282
Corporate notes	378,481	66	(4,098)	374,449
Certificate of deposit	38,082	—	—	38,082
Commercial paper	32,730	—	—	32,730
Municipalities	20,091	—	(428)	19,663
Total	$1,629,814	$155	$(9,763)	$1,620,206

The following table summarizes those available-for-sale investments that have been in a continuous loss position for less than 12 months at December 31, 2023 and 2022:

	December 31, 2023
(in thousands, except no. of securities)	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. treasury and agency securities	69	$480,312	$(995)
Corporate notes	64	79,024	(166)
Total	133	$559,336	$(1,161)

	December 31, 2022
(in thousands, except no. of securities)	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. treasury and agency securities	165	$586,411	$(973)
Corporate notes	138	135,133	(731)
Municipalities	5	$3,070	$(71)
Total	308	$724,614	$(1,775)

The following table summarizes those available-for-sale securities that have been in a continuous unrealized loss position for longer than twelve months as of December 31, 2023 and December 31, 2022:

	December 31, 2023
(in thousands, except no. of securities)	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. treasury and agency securities	4	$24,551	$(67)
Corporate notes	19	5,545	(32)
Total	23	$30,096	$(99)

	December 31, 2022
(in thousands, except no. of securities)	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. treasury and agency securities	45	$298,746	$(4,264)
Corporate notes	189	200,745	(3,367)
Municipalities	57	$16,594	$(357)
Total	291	$516,085	$(7,988)

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

The amortized cost and fair value of the Company's fixed maturity securities as of December 31, 2023 by contractual maturity are shown below. Actual maturities of these securities could differ from their contractual maturities because issuers may have the right to call or prepay obligations, with or without penalties.

	December 31, 2023
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$690,694	$689,833
Due after one year through five years	363,165	365,309
Total	$1,053,859	$1,055,142

The following table presents disaggregated net investment income:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Fixed maturity securities	$59,965	$10,713	$3,097
Cash equivalents	96,300	17,919	140
Investment income	156,265	28,632	3,237
Investment expense	$(818)	$(1,038)	$(842)
Net Investment Income	$155,447	$27,594	$2,395

For the years ended December 31, 2023 and 2022, the Company recorded accrued investment income of $6.6 million and $5.1 million, respectively.

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

The following tables summarize fair value measurements by level for assets and liabilities measured at fair value on a recurring basis:

	December 31, 2023
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value Measurement
Assets
Cash equivalents	434,330	—	—	434,330
Investments
U.S. treasury and agency securities	—	802,915	—	802,915
Corporate notes	—	235,564	—	235,564
Certificate of deposit	—	16,663	—	16,663
Restricted investments
Certificates of deposit	—	2,478	—	2,478
U.S. treasury securities	—	5,736	—	5,736
Total Assets	$434,330	$1,063,356	$—	$1,497,686

	December 31, 2022
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value Measurement
Assets
Cash equivalents	$104,456	$13,998	$—	$118,454
Investments
U.S. treasury and agency securities	$—	$1,155,282	$—	$1,155,282
Corporate notes	—	374,449	—	374,449
Certificate of deposit	—	38,082	—	38,082
Commercial paper	—	32,730	—	32,730
Municipalities	—	19,663	—	19,663
Restricted investments
U.S. treasury securities	—	5,581	—	5,581
Total Assets	$104,456	$1,639,785	$—	$1,744,241

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

The following table provides a rollforward of the Company’s beginning and ending benefits payable and claims adjustment expenses ("CAE") payable balances for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31, 2023
(in thousands)	Benefits Payable	Unallocated Claims Adjustment Expense	Total
Benefits payable, beginning of the period	$937,727	$12,712	$950,439
Less: Reinsurance recoverable	277,944	—	277,944
Benefits payable, beginning of the period, net	$659,783	$12,712	$672,495

Claims incurred and CAE
Current year	$4,622,263	$105,565	$4,727,828
Prior years	19,761	—	19,761
Total claims incurred and CAE, net	$4,642,024	$105,565	$4,747,589

Claims paid and CAE
Current year	$3,840,009	$94,807	$3,934,816
Prior years	552,923	10,278	563,201
Total claims and CAE paid, net	$4,392,932	$105,085	$4,498,017

Benefits and CAE payable, end of period, net	$908,875	$13,192	$922,067
Add: Reinsurance recoverable	57,111	—	57,111
Benefits and CAE payable, end of period	$965,986	$13,192	$979,178

	Year Ended December 31, 2022
(in thousands)	Benefits Payable	Unallocated Claims Adjustment Expense	Total
Benefits payable, beginning of the period	$513,582	$9,101	$522,683
Less: Reinsurance recoverable	159,180	—	159,180
Benefits payable, beginning of the period, net	$354,402	$9,101	$363,503

Claims incurred and CAE
Current year	$3,279,460	$117,541	$3,397,001
Prior years	1,338	—	1,338
Total claims incurred and CAE, net	$3,280,798	$117,541	$3,398,339

Claims paid and CAE
Current year	$2,726,912	$106,871	$2,833,783
Prior years	248,505	7,059	255,564
Total claims and CAE paid, net	$2,975,417	$113,930	$3,089,347

Benefits and CAE payable, end of period, net	$659,783	$12,712	$672,495
Add: Reinsurance recoverable	277,944	—	277,944
Benefits and CAE payable, end of period	$937,727	$12,712	$950,439

	Year Ended December 31, 2021
(in thousands)	Benefits Payable	Unallocated Claims Adjustment Expense	Total
Benefits payable, beginning of the period	$311,914	$5,509	$317,423
Less: Reinsurance recoverable	132,658	—	132,658
Benefits payable, beginning of the period, net	$179,256	$5,509	$184,765

Claims incurred and CAE
Current year	$1,640,247	$73,892	$1,714,139
Prior years	(16,252)	—	(16,252)
Total claims incurred and CAE, net	$1,623,995	$73,892	$1,697,887

Claims paid and CAE
Current year	$1,346,870	$64,791	$1,411,661
Prior years	101,978	5,509	107,487
Total claims and CAE paid, net	$1,448,848	$70,300	$1,519,148

Benefits and CAE payable, end of period, net	$354,402	$9,101	$363,503
Add: Reinsurance recoverable	159,180	—	159,180
Benefits and CAE payable, end of period	$513,582	$9,101	$522,683

Amounts incurred related to prior periods vary from previously estimated liabilities as more claim information becomes available and claims are ultimately settled.

Unallocated Claims Adjustment Expenses
Unallocated claims adjustment expenses (“CAE”) are costs incurred or expected to be incurred in connection with the adjustment and recording of health claims not subject to reinsurance. Such expenses include, but are not limited to, case management, utilization review, and quality assurance, and are intended to reduce the number of health services provided or the cost of such services. CAE is included in other insurance costs and the related CAE payable is included in accounts payable and accrued liabilities.

The following tables provide information about incurred, paid healthcare claims development, unpaid claims liability and cumulative claims frequency. The claims development information for all periods preceding the most recent reporting period is considered required unaudited supplementary information. For claims frequency information summarized below, a claim is defined as the financial settlement of a single medical event in which remuneration was paid to the servicing provider. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported and development on reported claims. The Company estimates its liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services, and other relevant factors.

Incurred Healthcare Claims
Net of Reinsurance

	Year Ended December 31,			IBNR	Cumulative number of reported claims (in thousands)
	(Unaudited)	(Unaudited)
(in thousands)	2021	2022	2023
Date of Service
2021	$1,640,247	$1,648,358	$1,631,603	$24,280	6,274
2022		3,279,461	3,314,332	90,415	12,725
2023			4,622,263	782,253	11,526
Total claims incurred			$9,568,198

Cumulative Paid Healthcare Claims
Net of Reinsurance

	Year Ended December 31,

	(Unaudited)	(Unaudited)
(in thousands)	2021	2022	2023
Date of Service
2021	$1,346,870	$1,576,846	$1,607,324
2022		2,726,912	3,223,917
2023			3,840,009
Total payment of incurred claims			8,671,250
All outstanding liabilities prior to 2021, net of reinsurance			11,927
Total benefits payable, net of reinsurance			$908,875

The following table reconciles total outstanding liabilities, net of reinsurance to benefits payable in the consolidated balance sheet:

	As of December 31,
(in thousands)	2023	2022
Short-duration healthcare costs payable, net of reinsurance	$908,875	$659,783
Reinsurance recoverables	57,111	277,944
Total benefits payable	$965,986	$937,727

10.    STOCK-BASED COMPENSATION

2012 Stock Plan

Prior to the IPO, the Company maintained the 2012 Stock Plan (the “2012 Plan”), which provided for the grant of incentive stock options ("ISOs"), non-qualified stock options ("NSOs"), common stock of the Company, stock payments and restricted stock units. The 2012 Plan was initially adopted on December 6, 2012, and most recently amended and restated in March 2021. The 2012 Plan was terminated upon the effectiveness of the 2021 Incentive Award Plan in March 2021, and no further awards will be made under the 2012 Plan.

2021 Incentive Award Plan

In March 2021, the Company’s board of directors adopted the 2021 Incentive Award Plan (the “2021 Plan”), which provides for the grant of NSOs, ISOs, stock appreciation rights (“SARs”), restricted stock, restricted stock units (including time-based restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”)), dividend equivalents and other stock or cash awards to employees, consultants and non-employee directors. Under the 2021 Plan, there are 43.7 million shares authorized to be issued, with 6.3 million shares still available for future issuance as of December 31, 2023. The shares available for future issuance as of December 31, 2023 may be issued as either Class A common stock or Class B common stock.

2022 Inducement Incentive Award Plan

In April 2022, the Company’s board of directors adopted the 2022 Employment Inducement Incentive Award Plan (the “Inducement Plan”), which provides for the grant of NSOs, SARs, restricted stock, RSUs, PSUs, dividend equivalents and other stock or cash awards to prospective employees. The Inducement Plan was amended on March 28, 2023 to add 13.3 million shares to the plan. Under the Inducement Plan, there are 18.3 million shares authorized to be issued, with 5.8 million shares still available for future issuance as of December 31, 2023. The shares available for future issuance as of December 31, 2023 may be issued as Class A common stock.

Stock-Based Compensation Expense

Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. Forfeitures are accounted for as they occur. The following table summarizes the stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021, which is included within the line items specified below in the consolidated statements of operations:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Other insurance costs	$65,755	$51,495	$42,295
General and administrative expenses	101,086	60,834	44,001
Total stock-based compensation expense	$166,841	$112,329	$86,296

Stock Options

Stock options granted under the 2012 Plan and 2021 Plan include ISOs and NSOs, generally have a maximum contractual term of 10 years, and typically vest over a four-year period.

The following table summarizes the stock option award activity for the year ended December 31, 2023:

	Options
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options Outstanding - December 31, 2022	28,728,889	$10.01	5.81	$2,073
Options granted	1,665,456	6.35
Options exercised	1,771,493	$2.23		$8,489
Options canceled	2,244,740	$11.39
Options Outstanding - December 31, 2023	26,378,112	$10.18	5.35	$15,700
Options Exercisable at December 31, 2023	23,559,805	$10.12	4.99	$11,409

There were no stock options granted during the year ended December 31, 2022. The weighted average grant date fair value of options granted during the years ended December 31, 2023 and 2021 was $3.74 and $8.69, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $8.5 million, $1.0 million and $111.0 million, respectively.

Determination of Fair Value of Stock Options
The fair value of stock options is estimated on the grant date using the Black-Scholes option-pricing model, which takes into account significant assumptions such as the expected term of the option, stock price volatility, and a risk-free rate of return. The Company has used the simplified method in calculating the expected term of all option grants based on the vesting period and contractual term.

The table below summarizes the assumptions used during the years ended December 31, 2023 and 2021. There were no stock options granted during the year ended December 31, 2022.

December 31,
	2023	2022	2021
Term in years	6.02 - 6.14	—	5.01 - 6.07
Risk free rate of return	3.5% - 4.7%	—%	0.5% - 1.2%
Expected volatility	58.2% - 59.4%	—%	39.2% - 44.5%
Dividend yield	—%	—%	—%

Compensation Expense – Stock Options
For the years ended December 31, 2023, 2022 and 2021, the Company recorded compensation expense of $12.0 million, $21.5 million and $39.0 million respectively. As of December 31, 2023, the amount of unrecognized compensation expense for stock options is $12.8 million, which is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock Units

RSUs represent the right to receive shares of the Company’s Class A or Class B common stock at a specified date in the future and typically have a vesting period of one to four years.

The following table summarizes RSU award activity for the year ended December 31, 2023:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding RSUs at December 31, 2022	17,595,870	$8.37
RSUs granted	20,165,861	$6.52
RSUs vested	11,325,505	$7.92
RSUs canceled	4,713,688	$7.60
Outstanding RSUs at December 31, 2023	21,722,538	$7.06

Determination of Fair Value of RSUs
The fair value of RSUs granted is determined on the grant date based on the fair value of the Company's common stock. The total fair value of RSUs vested during the years ended December 31, 2023 and 2022 was $89.7 million and $68.4 million, respectively.

Compensation Expense – RSUs
For the years ended December 31, 2023, 2022 and 2021, the Company recorded compensation expense of $90.0 million, $65.5 million and $28.5 million, respectively. As of December 31, 2023, the amount of unrecognized compensation expense for RSUs is $140.0 million, which is expected to be recognized over a weighted-average period of 2.0 years.

Performance-based Restricted Stock Units

Performance-based restricted stock units ("PSUs") represent the right to receive shares of the Company’s Class A or Class B common stock at a specified date in the future based on pre-determined performance and service conditions. PSUs granted include awards with market conditions that are eligible to vest based on the achievement of predetermined stock price goals, and awards with performance conditions that are eligible to vest based on predetermined Company performance targets.

The following table summarizes PSU award activity for the years ended December 31, 2023:

	PSUs
	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding PSUs at December 31, 2022	8,464,577	$12.75
PSUs granted	7,453,334	$3.30
PSUs canceled	6,613,308	$13.88
Outstanding PSUs at December 31, 2023	9,304,603	$4.37

Determination of Fair Value of PSUs
The fair value of PSUs with performance conditions is determined on the grant date based on the fair value of the Company's common stock.

The fair value of PSUs with market conditions are estimated on the grant date using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market conditions stipulated in the award. The table below summarizes the assumptions used during the years ended December 31, 2023 and 2021. There were no
PSUs with market conditions granted during the year ended December 31, 2022.

	December 31, 2023	December 31, 2022	December 31, 2021
Grant date stock price	$6.74	$—	$39.00
Term in years	3.0	0	7.0
Expected volatility	59.85%	—%	45.00%
Risk-free rate	3.64%	—%	1.14%
Dividend yield	—%	—%	—%

Cancellation of the Founders Awards – PSUs
On March 28, 2023, the Company’s Co-Founders, Mario Schlosser (the Company’s President of Technology and Chief Technology Officer and former Chief Executive Officer) and Joshua Kushner (the Company’s Vice Chairman), recommended to the Company’s Board of Directors that they should cancel and terminate the applicable awards that were granted to them in connection with the Company’s IPO (the “Founders Awards”). Mr. Schlosser and Mr. Kushner each entered into an agreement to cancel and terminate his Founders Award, which consisted of performance-based restricted stock units covering 4,229,853 shares (for Mr. Schlosser) and 2,114,926 shares (for Mr. Kushner) of the Company’s Class A common stock. As a result of this cancellation, the Company recognized approximately $46.3 million of accelerated stock-based compensation expense that would have otherwise been recognized over the remaining vesting period of the awards.

Compensation Expense – PSUs
For the years ended December 31, 2023, 2022 and 2021 the Company recorded compensation expense of $64.9 million, $25.3 million, and $18.8 million respectively. As of December 31, 2023, the amount of unrecognized compensation expense for PSUs is $21.1 million, which is expected to be recognized over a weighted-average period of 2.0 years.

11.    EARNINGS (LOSS) PER SHARE

The following table presents the computation of basic and diluted earnings per share:

	Year Ended December 31,
(in thousands, except share and per share data)	2023	2022	2021
Numerator:
Net loss attributable to Oscar Health, Inc.	$(270,728)	$(606,275)	$(572,606)

Denominator:
Weighted average shares of common stock outstanding, basic and diluted	221,655,493	212,474,615	178,967,056

Net loss per share attributable to Oscar Health, Inc., basic and diluted	$(1.22)	$(2.85)	$(3.20)

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

The following potential shares of common stock, presented based on amounts outstanding at each period end, were excluded from the computation of diluted net loss per share attributable to Oscar Health, Inc. because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2023	2022	2021
Stock options to purchase common stock	26,378,112	28,728,889	34,048,888
Restricted stock units	21,722,538	17,595,870	8,983,941
Performance-based restricted stock units	9,304,603	8,464,577	7,082,432
Shares underlying convertible notes (Note 15)	36,652,491	36,652,491	—
Total	94,057,744	91,441,827	50,115,261

Convertible Preferred Shares and Warrants Outstanding
As of December 31, 2020, there were 400,904,302 convertible preferred shares (pre-split) outstanding and 1,225,216 warrants outstanding. All convertible preferred shares and warrants outstanding were exercised in March 2021 in connection with the IPO.

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

	Years Ended December 31,
(in thousands)	2023	2022	2021
Current income tax:
Federal	$3,222	$(358)	$947
State	14	—	—
Total current income tax	$3,236	$(358)	$947
Deferred income (benefit) tax:
Federal	$58	$(165)	$(101)
State	—	—	—
Total deferred tax	$58	$(165)	$(101)
Total income tax	$3,294	$(523)	$846

A reconciliation of the tax provision at the U.S. federal statutory tax rate to the provision for income taxes and the effective tax rate follows for the periods indicated:

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	2021
Loss before income taxes	(267,300)	(610,075)	(570,580)
Income tax benefit at statutory rate	21.00%	21.00%	21.00%
State taxes (net of federal income tax)	(1.23)%	6.00%	0.90%
Change in valuation allowance	(11.08)%	(23.27)%	(21.62)%
Stock-based compensation adjustment	(1.65)%	(1.92)%	1.81%
Non-deductible compensation	(8.36)%	(1.56)%	(2.25)%
Other permanent items	0.09%	(0.16)%	0.01%
Total income tax	(1.23)%	0.09%	(0.15)%

Deferred income tax assets and liabilities are recognized for the differences between the financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws. The components of deferred income tax assets and liabilities are as follows for the periods indicated:

	December 31,
(in thousands)	2023	2022
Deferred Tax Assets:
NOL carryforwards	$548,147	$529,293
Premium deficiency reserves	1,213	798
Stock option	2,396	5,284
Claims reserves	17,736	16,021
Accrued bonus	5,786	4,991
Start-up costs	2,805	3,252
Unearned premium reserve	2,756	3,311
Business interest expense	—	1,242
Fixed assets and capitalized software	6,600	1,483
Investments	21	2,040
Other	13,204	1,972
Total deferred tax assets before valuation allowance	600,664	569,687
Valuation allowance	591,701	564,392
Total deferred tax assets, net of valuation allowance	$8,963	$5,295
Deferred Tax Liabilities:
Prepaid expenses	2,830	3,485
Other	5,429	1,038
Total deferred tax liabilities	8,259	4,523
Net deferred tax assets	$704	$772

The Company evaluates the need for a valuation allowance against its deferred tax assets considering all available positive and negative evidence. Based on its analysis, the Company concluded that it is more likely than not that all or some portion of the deferred tax asset will not be realized. The Company has a valuation allowance of $591.7 million at December 31, 2023 against its deferred tax assets, including federal and state net operating losses, as the Company does not have a history of positive earnings. Valuation allowances will be provided until it becomes more likely than not that the benefit of the federal and state deferred tax assets will be realized.

Federal net operating loss carryovers are $2.3 billion, of which $1.3 billion expire beginning in 2032 through 2043, and $922 million have indefinite carryforward periods. State net operating losses from group filings are approximately $918 million and from separate entity filings are $383 million; state net operating losses expire beginning in 2035. Pursuant to I.R.C Section 382, the Company underwent a change in ownership in 2016. Based on the annual limitation, use of pre-change net operating losses will not be limited prior to expiration.

The Company evaluates tax positions to determine whether the benefits are more likely than not to be sustained on audit based on technical merits. The Company did not have any uncertain tax positions for the years ended December 31, 2023, 2022 and 2021. The Company does not expect any significant changes to unrecognized tax benefits in the next twelve months. The Company’s policy is to classify interest accrued related to unrecognized tax benefits in interest expense while penalties are included in income tax expense. The Company had no interest or penalties related to uncertain tax positions.

The Company currently files income tax returns in the United States, various states, and localities. The majority of the Company’s operating subsidiaries are included in a consolidated federal income tax return. The Company began operations in 2012 and has never been placed under income tax audit. Federal tax returns are open for examination for tax years from 2021. State tax returns are open for examination for tax years from 2019.

13.    LEASES

The Company records right-of-use ("ROU") assets and lease liabilities for its real estate operating leases. Leases with an initial term of twelve months or less are not recorded on the balance sheet.

The following table presents the lease-related balances within the balance sheet:

		December 31,
(in thousands)	Balance Sheet Classification	2023	2022
Operating Leases
Right-of-use assets	Other assets	$62,873	$68,001
Lease liabilities, current	Accounts payable and accrued liabilities	$14,175	$12,824
Lease liabilities, noncurrent	Other liabilities	$66,803	$72,175

Operating lease expense was $14.7 million, $14.8 million, and $15.2 million for the years ended December 31, 2023, 2022 and 2021, respectively, which includes variable lease expense. Cash paid for amounts included in the measurement of lease liabilities was $14.0 million and $14.8 million for the years ended December 31, 2023 and 2022, respectively.

Future minimum rental payments under non-cancellable operating leases are estimated as follows:

Year Ended December 31,	(in thousands)
2024	$14,175
2025	14,360
2026	16,445
2027	17,099
2028	17,168
Thereafter	38,119
Total lease payments	$117,366
Less: Imputed interest	36,388
Present value of lease liabilities	$80,978

Additional Information:	December 31, 2023
Weighted-average remaining lease term	7.2 years
Weighted-average discount rate	10.64%

14.    PROPERTY, EQUIPMENT AND CAPITALIZED SOFTWARE

The following table summarizes the balances of the Company’s property, equipment and capitalized software:

	December 31,
(in thousands)	2023	2022
Property, equipment, and capitalized software
Software and hardware	$119,263	$87,252
Leasehold improvements	25,301	25,301
Property and fixtures	5,443	4,719
Property, equipment, and capitalized software	150,007	117,272
Less: Accumulated depreciation and amortization	(88,077)	(57,384)
Property, equipment, and capitalized software, net	$61,930	$59,888

Depreciation and amortization expense for property, equipment, and capitalized software for the years ended December 31, 2023, 2022 and 2021 was $30.7 million, $15.3 million, and $14.6 million, respectively.

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

As of December 31, 2023, the net carrying amount of the 2031 Notes was $298.8 million, with unamortized debt discount and issuance costs of $6.2 million. The Company classified the fair value of the 2031 Notes as a level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2031 Notes and the Company's cost of debt. The estimated fair value of the 2031 Notes as of December 31, 2023 was $401.7 million. The following table presents the interest expense indicating an effective interest rate of 7.61% over the term of the 2031 Notes:

	December 31,
(in thousands)	2023	2022
Coupon interest expense	$22,112	$20,270
Amortization of debt discount and issuance costs	778	713
Total interest expense	$22,890	$20,983

Revolving Credit Facility

On December 28, 2023, the Company entered into a third amendment to their senior secured credit agreement (the “Third Amendment”), with Oscar Management Corporation, as a subsidiary guarantor, certain lenders party thereto from time to time (the “Lenders”), and Wells Fargo Bank, National Association, as administrative agent, which amended the senior secured credit agreement, dated as of February 21, 2021 (as amended by the First Amendment to Credit Agreement, dated as of January 27, 2022, and as further amended by the Second Amendment to Credit Agreement, dated as of July 21, 2023, the “Credit Agreement” and as amended by the Third Amendment, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a revolving loan credit facility (the “Revolving Credit Facility”) in the aggregate principal amount of $115.0 million. The Revolving Credit Facility is guaranteed by Oscar Management Corporation, each wholly owned subsidiary of the Company, and all of the Company's future direct and indirect subsidiaries (in each case subject to certain permitted exceptions, including exceptions for guarantees (i) that would require material governmental consents or (ii) in respect of joint ventures) (the "Guarantors"). The Revolving Credit Facility is secured by substantially all of the Company’s and the Guarantors' assets (subject to certain exceptions). Proceeds are to be used solely for general corporate purposes of the Company.

The Company is permitted to increase commitments under the Revolving Credit Facility by an aggregate amount not to exceed $50.0 million, subject to certain conditions. The Revolving Credit Facility matures on December 28, 2025.
Under the terms of the Revolving Credit Facility, borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company's option, either (a) an adjusted term secured overnight financing rate ("SOFR"), plus an applicable margin of 4.50% (SOFR is calculated based on one-, three- or six-month SOFR, or such other period as agreed by all relevant Lenders, which is determined by reference to the SOFR administrator’s website, but not less than 1.00%), or (b) a rate per annum equal to the Alternate Base Rate, as defined in the Revolving Credit Facility, plus the applicable margin of 3.50% (the Alternate Base Rate is equal to the highest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50%, and (iii) SOFR based on a one-month interest period, plus 1.00%). The Revolving Credit Facility also includes a commitment fee of 0.50% for available but undrawn amounts and other administrative fees that are payable quarterly. The Revolving Credit Facility is available until December 2025, provided the Company is in compliance with all covenants. Financial covenant requirements include maintaining minimum thresholds related to direct policy premiums and liquidity and a maximum combined ratio.

As of December 31, 2023, there were no outstanding borrowings under the Revolving Credit Facility.

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

As of December 31, 2023 and 2022, the Company's insurance subsidiaries had an aggregate statutory capital and surplus of $800.6 million and $701.5 million, respectively. Individually, the Company's insurance subsidiaries have exceeded the minimum required statutory capital and surplus and RBC minimum requirements.

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

19.    COMMITMENTS AND CONTINGENCIES

The Company’s current and past business practices are subject to review or other investigations by various state insurance and healthcare regulatory authorities and other state and federal regulatory authorities. These authorities regularly scrutinize the business practices of health insurance companies. These reviews focus on numerous facets of the Company’s business, including claims payment practices, statutory capital requirements, provider contracting, risk adjustment, competitive practices, commission payments, privacy issues, utilization management practices, pharmacy benefits, access to care, and sales practices, among others. Some of these reviews have historically resulted in fines imposed on the Company and some have required changes to certain of the Company’s practices. The Company continues to be subject to these reviews, which could result in additional fines or other sanctions being imposed on the Company or additional changes to certain of its practices.

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

Oscar Health, Inc.
Schedule I - Condensed Balance Sheets (Parent-Only)

(in thousands, except share and per share amounts)	December 31, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$171,940	$14,728
Restricted deposits and investments	23,589	310,043
Investments in and advances to subsidiaries	925,926	857,649
Other assets	5,990	17,432
Total Assets	$1,127,445	$1,199,852

Liabilities and Stockholders' Equity
Long-term debt	$298,777	$297,999
Other liabilities	24,701	11,469
Total liabilities	323,478	309,468
Commitments and contingencies
Stockholders' Equity
Class A common stock, $0.00001 par value; 825,000,000 shares authorized, 193,874,843 and 181,176,239 shares outstanding as of December 31, 2023 and 2022, respectively	2	2
Class B common stock, $0.00001 par value; 82,500,000 shares authorized, 35,514,201 and 35,115,807 shares outstanding as of December 31, 2023 and 2022	—	—
Treasury stock (314,600 shares as of December 31, 2023and 2022)	(2,923)	(2,923)
Additional paid-in capital	3,682,294	3,509,007
Accumulated deficit	(2,876,715)	(2,605,987)
Accumulated other comprehensive loss	1,309	(9,715)
Total Oscar Health, Inc. stockholders’ equity	803,967	890,384
Total Liabilities and Stockholders' Equity	$1,127,445	$1,199,852

Oscar Health, Inc.
Schedule I - Condensed Statements of Operations (Parent-Only)

	Year Ended December 31,
(in thousands, except share and per share amounts)	2023	2022	2021
Revenue
Investment income and other revenue	$20,253	$8,274	$3,225
Total revenue	20,253	8,274	3,225
Operating Expenses
General and administrative expenses	106,387	60,130	61,004
Interest expense	24,577	22,583	4,720
Other expenses (income)	7,081	(2,415)	1,201
Loss on extinguishment of debt	—	—	20,178
Loss before income tax (benefit) expense and equity in net loss of subsidiaries	(117,792)	(72,024)	(83,878)
Income tax (benefit) provision	(7,870)	2,703	(715)
Loss before equity in net loss of subsidiaries	(109,922)	(74,727)	(83,163)
Equity in net loss of subsidiaries	(160,806)	(531,548)	(489,443)
Net loss attributable to Oscar Health, Inc.	$(270,728)	$(606,275)	$(572,606)

Oscar Health, Inc.
Schedule I - Consolidated Statements of Comprehensive Income (Parent-Only)

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net loss attributable to Oscar Health, Inc.	$(270,728)	$(606,275)	$(572,606)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	11,024	(6,044)	(4,550)
Comprehensive loss attributable to Oscar Health, Inc.	(259,704)	(612,319)	(577,156)

Oscar Health, Inc.
Schedule I - Condensed Statements of Cash Flows (Parent-Only)

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net cash (used in) provided by operating activities	$9,055	$(3,957)	$(2,860)
Cash flows from investing activities:
Investments in subsidiaries	(149,025)	(652,008)	(802,190)
Purchase of fixed maturity securities	—	(138,919)	(986,553)
Sale of investments	(15,775)	295,316	275,279
Maturity of investments	306,511	155,578	111,681
Net cash (used in) provided by investing activities	141,711	(340,033)	(1,401,783)
Cash flows from financing activities:
Proceeds from long-term debt	—	305,000	—
Proceeds from joint venture contribution	2,490	1,846	—
Proceeds from exercise of stock options	3,956	1,299	49,584
Debt extinguishment costs	—	—	(12,994)
Debt prepayment	—	—	(153,173)
Payment of debt issuance costs	—	(7,035)	—
Offering costs from IPO	—	—	(9,447)
Proceeds from exercise of warrants and call options	—	—	9,191
Proceeds from IPO, net of underwriting discounts	—	—	1,348,321
Net cash provided by financing activities	6,446	301,110	1,231,482
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	157,212	(42,880)	(173,161)
Cash, cash equivalents, restricted cash and cash equivalents—beginning of period	14,728	57,608	230,769
Cash, cash equivalents, restricted cash and cash equivalents—end of period	$171,940	$14,728	$57,608

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023 using criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Refer to “Item 8. Financial Statements and Supplementary Data - Report of Independent Registered Public Accounting Firm (PCAOB ID 238)” for their audit report.

Remediation of Previously Disclosed Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As initially disclosed in Part II, Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, in connection with the audit of the Consolidated Financial Statements for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting related to information technology general controls. Specifically, we did not design and maintain (i) program change management controls for certain financial systems to ensure that IT program and data changes affecting certain IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (ii) user access controls that adequately restrict user and privileged access to certain financial applications, programs and data to appropriate company personnel, and (iii) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

Pursuant to our remediation plan, management has implemented enhanced policies, procedures and related internal controls to ensure business processes achieve the intended control objectives and provide for greater clarity, scalability and sustainability.

In addition, management has (i) automated components of our change management and logical access processes; (ii) enhanced privileged access logging and monitoring reviews; (iii) strengthened testing and approval controls for program development and change management to ensure that IT program changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately and; (iv) enhanced data validation procedures.

Management has completed its documentation, testing and evaluation of the newly designed and enhanced control activities and determined that, as of December 31, 2023, these control activities have been appropriately designed and implemented, and have operated effectively for a sufficient period of time to conclude that the previously identified material weakness has been remediated.

Changes in Internal Control over Financial Reporting

As described above in the “Remediation of Previously Disclosed Material Weakness” section, there were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a) None.

(b) During the three months ended December 31, 2023, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The financial statements required by this item are listed in Part II, Item 8 – “Financial Statements and Supplementary Data” attached hereto and are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules.

Schedule I. Condensed Financial Information of Parent Company
As of December 31, 2023 and 2022, and for the years ended December 2023, 2022 and 2021

Other than Schedule I included in Part II, Item 8 – “Financial Statements and Supplementary Data,” all financial statement schedules have been omitted because they are not required, are not applicable or the required information is included in the Consolidated Financial Statements or the notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-40154	3.1	03/08/21
3.2	Amended and Restated Bylaws.	8-K	001-40154	3.2	03/08/21
4.1	Specimen Common Stock Certificate of Oscar Health, Inc.	S-1/A	333-252809	4.1	02/22/21

4.2	Indenture, dated as of February 3, 2022, between Oscar Health, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-40154	4.1	02/04/22
4.3	Form of certificate representing the 7.25% Convertible Senior Notes due 2031 (included as Exhibit A to Exhibit 4.2).	8-K	001-40154	4.2	02/04/22
4.4	Thirteenth Amended and Restated Investors' Rights Agreement, dated as of May 3, 2022, by and among Oscar Health, Inc. and the investors party thereto	10-Q	001-40154	4.2	08/12/22
4.5	Description of Capital Stock.	10-K	001-40154	4.5	02/24/23
10.1†	Oscar Health, Inc. Amended and Restated 2012 Stock Plan.	10-Q	001-40154	10.1	05/14/21
10.2†	Oscar Health, Inc. 2021 Incentive Award Plan.	10-Q	001-40154	10.2	05/14/21
10.3†	Form of Stock Option Award Agreement under 2021 Incentive Award Plan.	10-Q	001-40154	10.3	05/14/21
10.4†	Form of Restricted Stock Unit Award Agreement under 2021 Incentive Award Plan.	S-1/A	333-252809	10.13	02/22/21
10.5†	2024 Form of Restricted Stock Unit Award Agreement (Retirement Eligible) under 2021 Incentive Award Plan					*
10.6†	2024 Form of Restricted Stock Unit Award Agreement (Non-Retirement Eligible) under 2021 Incentive Award Plan					*
10.7†	Oscar Health, Inc. 2021 Employee Stock Purchase Plan.	10-Q	001-40154	10.6	05/14/21
10.8†	Oscar Health, Inc. 2022 Employee Inducement Incentive Award Plan	S-8	333-264205	99.1	04/08/22
10.9†	First Amendment to the Oscar Health, Inc. 2022 Employment Inducement Incentive Award Plan	S-8	333-270890	99.2	03/28/23
10.10†	Form of Restricted Stock Unit Award Agreement under 2022 Inducement Award Plan.	10-K	001-40154	10.8	02/24/23
10.11†	Employment Agreement, by and between Oscar Health, Inc. and Mario Schlosser, dated March 28, 2023.	10-Q	001-40154	10.2	05/10/23
10.12†	2021 Incentive Award Plan Founder Award Cancellation Agreement by and between Oscar Health, Inc. and Mario Schlosser, dated March 28, 2023.	10-Q	001-40154	10.3	05/10/23
10.13†+	Employment Agreement, by and between Oscar Health, Inc. (formerly Mulberry Management Corporation) and R. Scott Blackley, dated December 5, 2020.	S-1	333-252809	10.20	02/05/21
10.14†	Amendment to Employment Agreement, by and between Oscar Health, Inc., Oscar Management Corporation and R. Scott Blackley, dated July 13, 2021.	10-Q	001-40154	10.1	08/13/21
10.15†	Amendment to Employment Agreement, by and between Oscar Health, Inc., Oscar Management Corporation and R. Scott Blackley, dated November 8, 2022	10-Q	001-40154	10.2	11/09/22
10.16†	Letter Agreement dated as of August 2, 2023, by and among Oscar Health, Inc., Oscar Management Corporation and R. Scott Blackley.	10-Q	001-40154	10.2	08/09/23
10.17†	Employment Agreement, by and between Oscar Health, Inc., Oscar Management Corporation (formerly Mulberry Management Corporation) and Alessandrea Quane, in effect as of March 1, 2021.	10-K	001-40154	10.11	02/25/22

10.18†+	Letter Agreement, by and between Oscar Insurance Corporation, Oscar Health, Inc. (formerly Mulberry Health Inc.), and Siddhartha Sankaran, dated August 6, 2020.	10-K	001-40154	10.12	02/25/22
10.19†	Amendment to Stock Option and Letter Agreement, by and between Oscar Health, Inc. and Siddhartha Sankaran, dated March 5, 2021.	10-K	001-40154	10.13	02/25/22
10.20†	Letter Agreement, by and between Oscar Management Corporation and Siddhartha Sankaran, dated November 8, 2022	10-Q	001-40154	10.1	11/09/22
10.21†	Employment Agreement, by and among Oscar Health, Inc., Oscar Management Corporation and Ranmali Bopitiya, effective January 31, 2022	10-K	001-40154	10.17	02/24/23
10.22†	Employment Agreement, by and between Oscar Health, Inc. and Mark T. Bertolini, dated March 28, 2023.	10-Q	001-40154	10.1	05/10/23
10.23†	2021 Incentive Award Plan Founder Award Cancellation Agreement by and between Oscar Health, Inc. and Joshua Kushner, dated March 28, 2023.	10-Q	001-40154	10.4	05/10/23
10.24†	Amended Non-Employee Director Compensation Program.					*
10.25†	Form of Indemnification Agreement.	S-1	333-252809	10.28	02/05/21
10.26†	Deferred Compensation Plan for Directors.	10-K	001-40154	10.16	02/25/22
10.27X	Investment Agreement, dated as of January 27, 2022, by and among Oscar Health, Inc. and Oasis FD Holdings, LP., Thrive Capital Partners VII Growth, L.P., Claremount VII Associates, L.P., LionTree Investment Fund, L.P. and Tenere Capital Master Fund, LP.	8-K	001-40154	10.1	01/28/22
10.28X	Credit Agreement, dated as of February 21, 2021, as amended by the First Amendment to Credit Agreement, dated as of January 27, 2022, the Second Amendment to Credit Agreement, dated as of July 21, 2023, and the Third Amendment, dated as of December 28, 2023, by and among Oscar Health, Inc., as borrower, the several lenders from time to time parties thereto, and Wells Fargo Bank, National Association, as administrative agent, among others.	8-K	001-40154	10.1	12/29/23
21.1	List of Subsidiaries of Oscar Health, Inc.	10-K	001-40154	21.1	02/24/23
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.					*
32.1	Section 1350 Certification of Chief Executive Officer.					**
32.2	Section 1350 Certification of Chief Financial Officer.					**
97.1	Oscar Health, Inc. Policy for Recovery of Erroneously Awarded Compensation					*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	*

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

OSCAR HEALTH, INC.

Date: February 15, 2024	By:	/s/ Mark T. Bertolini
Mark T. Bertolini
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark T. Bertolini	Chief Executive Officer and Director	February 15, 2024
Mark T. Bertolini	(principal executive officer)

/s/ R. Scott Blackley	Chief Financial Officer	February 15, 2024
R. Scott Blackley	(principal financial officer)

/s/ Victoria Baltrus	Chief Accounting Officer	February 15, 2024
Victoria Baltrus	(principal accounting officer)

/s/ Jeffery H. Boyd	Chairman of the Board and Director	February 15, 2024
Jeffery H. Boyd

/s/ Joshua Kushner	Vice Chairman of the Board and Director	February 15, 2024

Joshua Kushner

/s/ Mario Schlosser	President of Technology and Director	February 15, 2024
Mario Schlosser

/s/ William Gassen, III	Director	February 15, 2024
William Gassen, III

/s/ Laura Lang	Director	February 15, 2024
Laura Lang

/s/ David Plouffe	Director	February 15, 2024
David Plouffe

/s/ Elbert O. Robinson, Jr.	Director	February 15, 2024
Elbert O. Robinson, Jr.

/s/ Siddhartha Sankaran	Director	February 15, 2024
Siddhartha Sankaran

/s/ Vanessa A. Wittman	Director	February 15, 2024
Vanessa A. Wittman