Form 10-Q
period 2024-03-31
Oscar Health, Inc.
filed 2024-05-07
CIK 1568651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of April 30, 2024
Class A Common Stock, par value $0.00001 per share	201,709,432
Class B Common Stock, par value $0.00001 per share	35,514,201

Oscar Health, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our future results of operations and financial position, risk adjustment payments, industry, regulatory and business trends, stock compensation, our commercial arrangements, business strategy, plans and plan mix, membership and market growth, and our objectives for future operations, including our profitability goals.

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
•Changes in federal or state laws or regulations, including changes with respect to the Patient Protection and Affordable Care Act (“ACA”) and any regulations enacted thereunder;
•Our ability to comply with ongoing regulatory requirements, including capital reserve and surplus requirements and applicable performance standards;
•Changes or developments in the health insurance markets in the United States, including passage and implementation of a law to create a single-payer or government-run health insurance program;
•Our, or any of our vendors', ability to comply with laws, regulations, and standards related to the handling of information about individuals or applicable consumer protection laws;
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
•Adverse publicity or other adverse consequences related to our dual class structure or “controlled company” status; and
•The risks and uncertainties described under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on February 15, 2024.

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

This Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q should be read with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2023
Revenue
Premium	$2,093,682	$1,428,626
Investment income	42,989	36,056
Services and other	5,634	5,003
Total revenue	2,142,305	1,469,685
Operating Expenses
Medical	1,554,774	1,091,592
Selling, general, and administrative	394,162	398,519
Depreciation and amortization	7,811	4,939
Total operating expenses	1,956,747	1,495,050
Earnings (loss) from operations	185,558	(25,365)
Interest expense	5,902	6,136
Other expenses	1,178	6,106
Earnings (loss) before income taxes	178,478	(37,607)
Income tax expense	996	2,021
Net income (loss)	177,482	(39,628)
Less: Net income attributable to noncontrolling interests	114	144
Net income (loss) attributable to Oscar Health, Inc.	$177,368	$(39,772)

Earnings (Loss) per Share
Basic	$0.77	$(0.18)
Diluted	$0.62	$(0.18)
Weighted Average Common Shares Outstanding
Basic	231,443	216,913
Diluted	293,796	216,913

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income (loss)	$177,482	$(39,628)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(3,903)	5,236
Comprehensive income (loss)	173,579	(34,392)

Comprehensive income attributable to noncontrolling interests	114	144
Comprehensive income (loss) attributable to Oscar Health, Inc.	$173,465	$(34,536)

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except share amounts)	March 31, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$2,230,799	$1,870,315
Short-term investments	616,134	689,833
Premiums and accounts receivable (net of allowance for credit losses of $30,600 and $31,600)	342,904	201,269
Risk adjustment transfer receivable	62,037	51,925
Reinsurance recoverable	242,935	241,194
Other current assets	8,983	6,564
Total current assets	3,503,792	3,061,100
Property, equipment, and capitalized software, net	61,406	61,930
Long-term investments	736,624	365,309
Restricted deposits	29,814	29,870
Other assets	87,217	83,271
Total assets	$4,418,853	$3,601,480

Liabilities and Stockholders' Equity
Current Liabilities:
Benefits payable	$1,248,347	$965,986
Risk adjustment transfer payable	1,336,022	1,056,941
Premium deficiency reserve	4,332	5,776
Unearned premiums	65,541	65,918
Accounts payable and other liabilities	303,245	273,367
Reinsurance payable	61,938	61,024
Total current liabilities	3,019,425	2,429,012
Long-term debt	298,972	298,777
Other liabilities	66,169	67,574
Total liabilities	3,384,566	2,795,363
Commitments and contingencies (Note 12)
Stockholders' Equity
Class A common stock ($0.00001 par value; 825,000 thousand shares authorized, 200,497 thousand and 193,875 thousand shares outstanding as of March 31, 2024 and December 31, 2023, respectively)	2	2
Class B common stock ($0.00001 par value; 82,500 thousand shares authorized, 35,514 thousand and 35,514 thousand shares outstanding as of March 31, 2024 and December 31, 2023, respectively)	—	—
Treasury stock (315 thousand shares as of March 31, 2024 and December 31, 2023)	(2,923)	(2,923)
Additional paid-in capital	3,736,885	3,682,294
Accumulated deficit	(2,699,347)	(2,876,715)
Accumulated other comprehensive income (loss)	(2,594)	1,309
Total Oscar Health, Inc. stockholders' equity	1,032,023	803,967
Noncontrolling interests	2,264	2,150
Total stockholders' equity	1,034,287	806,117
Total liabilities and stockholders' equity	$4,418,853	$3,601,480

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(unaudited)

	Class A		Class B
(in thousands)	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders' Equity
December 31, 2023	193,875	$2	35,514	$—	$(2,923)	$3,682,294	$(2,876,715)	$1,309	$2,150	$806,117
Issuance of common stock from equity incentive plans	6,622	—	—	—	—	27,309	—	—	—	27,309
Stock-based compensation expense	—	—	—	—	—	27,282	—	—	—	27,282
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	—	(3,903)	—	(3,903)
Net Income	—	—	—	—	—	—	177,368	—	114	177,482
March 31, 2024	200,497	$2	35,514	$—	$(2,923)	$3,736,885	$(2,699,347)	$(2,594)	$2,264	$1,034,287

	Class A		Class B
(in thousands)	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders' Equity
December 31, 2022	181,176	$2	35,116	$—	$(2,923)	$3,509,007	$(2,605,987)	$(9,715)	$2,016	$892,400
Issuance of common stock from equity incentive plans	2,057	—	—	—	—	35	—	—	—	35
Stock-based compensation expense	—	—	—	—	—	73,248	—	—	—	73,248
Joint venture contributions	—	—	—	—	—	471	—	—	—	471
Unrealized gains (losses) on investments, net	—	—	—	—	—	—	—	5,236	—	5,236
Net loss	—	—	—	—	—	—	(39,772)	—	144	(39,628)
March 31, 2023	183,234	$2	35,116	$—	$(2,923)	$3,582,761	$(2,645,759)	$(4,479)	$2,160	$931,762

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$177,482	$(39,628)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred taxes	(79)	(183)
Net realized loss on sale of financial instruments	—	43
Depreciation and amortization expense	7,811	4,939
Amortization of debt issuance costs	194	194
Stock-based compensation expense	25,945	71,494
Net accretion of investments	(6,226)	(7,322)
Change in provision for credit losses	(1,000)	8,491
Changes in assets and liabilities:
(Increase) / decrease in:
Premiums and accounts receivable	(140,635)	21,949
Risk adjustment transfer receivable	(10,112)	1,740
Reinsurance recoverable	(1,741)	440,652
Other assets	(6,285)	(4,526)
Increase / (decrease) in:
Benefits payable	282,361	16,349
Unearned premiums	(376)	(5,648)
Premium deficiency reserve	(1,444)	(14)
Accounts payable and other liabilities	28,473	714
Reinsurance payable	914	(387,191)
Risk adjustment transfer payable	279,081	292,662
Net cash provided by operating activities	634,363	414,715
Cash Flows from Investing Activities:
Purchase of investments	(556,693)	(202,650)
Sale of investments	—	15,052
Maturity of investments	261,428	330,486
Purchase of property, equipment and capitalized software	(5,950)	(7,379)
Change in restricted deposits	626	—
Net cash (used in) provided by investing activities	(300,589)	135,509
Cash Flows from Financing Activities:
Proceeds from joint venture contribution	—	471
Proceeds from exercise of stock options	27,309	35
Net cash provided by financing activities	27,309	506
Increase in cash, cash equivalents and restricted cash equivalents	361,083	550,730
Cash, cash equivalents, restricted cash and cash equivalents—beginning of period	1,891,971	1,580,497
Cash, cash equivalents, restricted cash and cash equivalents—end of period	2,253,054	2,131,227
Cash and cash equivalents	2,230,799	2,109,571
Restricted cash and cash equivalents included in restricted deposits	22,255	21,656
Total cash, cash equivalents and restricted cash and cash equivalents	$2,253,054	$2,131,227
Supplemental Disclosures:
Interest payments	$11,118	$11,319

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts, or as otherwise stated herein)

1.    ORGANIZATION

Oscar Health, Inc., together with its subsidiaries (either individually or collectively referred to as "Oscar" or the "Company,") is the first health insurance company built around a full stack technology platform and a relentless focus on member experience. The Company’s Class A common stock is traded on the New York Stock Exchange under the symbol “OSCR”.

Powered by our own differentiated cloud-native technology platform, we have built a scaled insurance business that enables us to earn our members’ trust, leverage the power of personalized data, and help our members find quality care they can afford. In addition to supporting our insurance business, our differentiated technology platform also powers both providers and payors through +Oscar.

Oscar operates as one segment to sell insurance directly to its members through the federal and state-run healthcare exchanges formed in conjunction with the Patient Protection and Affordable Care Act and leverages its technology platform to provide services via its +Oscar offering. Individual plans are offered to individuals and families through Health Insurance Marketplaces. Small Group plans are offered to employees of companies with 50 - 100 full-time workers. The Company also partners with Cigna through the Cigna +Oscar partnership to exclusively serve the small group employer market. Oscar previously offered Medicare Advantage insurance coverage, but exited the Medicare Advantage market for plan year 2024.

Non-Renewal of Cigna + Oscar Partnership

On March 26, 2024, the Company notified Cigna Health and Life Insurance Company that it is not renewing the Cigna+Oscar Small Group arrangement after the expiration of the initial term on December 31, 2024. The parties will continue to offer their Cigna+Oscar Small Group product through December 15, 2024. Following termination of the arrangement on December 31, 2024, the Company will continue to provide transition and run-off services through December 31, 2026 and share proportionally in all premiums and claims for any Cigna+Oscar Small Group plan sold or issued on or before December 31, 2024, in accordance with the terms of the arrangement.

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and the applicable rules and regulations of the Securities and Exchange Commission for interim financial information. As such, these financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statements.

These Condensed Consolidated Financial Statements are unaudited; however, in the opinion of management, they reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the information presented in conformity with U.S. GAAP applicable for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2023.

Certain monetary amounts, percentages, and other figures included in this Quarterly Report on Form 10-Q have been subject to rounding adjustments. Percentage amounts included in this Quarterly Report on Form 10-Q have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Quarterly Report on Form 10-Q may vary from those obtained by performing the same calculations using the figures in the Company's Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. Certain other amounts that appear in this Quarterly Report on Form 10-Q may not sum due to rounding.

Reclassification

With the commencement of the current fiscal year, the Company has made certain reclassifications to the income statement to provide more transparency into the Company’s streams of revenue and to increase comparability with peers. This reclassification has been applied retrospectively, and comparative figures for prior periods have been adjusted accordingly within the accompanying Condensed Consolidated Financial Statements and notes to the Condensed Consolidated Financial Statements. The reclassification does not affect the Company’s net income.

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

2.    REVENUE RECOGNITION

Premium
Premium revenue includes direct policy premiums collected from members and from the federal government, assumed policy premiums received as part of the reinsurance arrangement under the Cigna+Oscar Small Group plan offering, and risk adjustment, and is net of ceded premium from run-off quota share reinsurance contracts accounted for under reinsurance accounting (See Note 9 - Reinsurance for additional information on the Company’s reinsurance contracts).

	Three Months Ended March 31,
(in thousands)	2024	2023
Direct policy premiums	$2,310,100	$1,663,474
Assumed premiums	57,612	55,935
Risk adjustment	(269,398)	(293,147)
Premiums before ceded reinsurance	2,098,314	1,426,262
Reinsurance premiums ceded	(4,632)	2,364
Premium	$2,093,682	$1,428,626

The direct policy premiums received from Centers for Medicare & Medicaid Services ("CMS") for the three months ended March 31, 2024 and 2023 were $2.1 billion and $1.4 billion, respectively.

Services and Other

The Company earns revenue as part of services performed via the +Oscar platform. Services revenue is recognized in the period the contractual performance obligations are satisfied and measured in an amount that reflects the consideration the Company expects to be entitled to in exchange for performing the services. The timing of the Company's revenue recognition may differ from the timing of payment by customers. A receivable is recorded to Premiums and accounts receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, deferred revenue is recorded to Accounts payable and other liabilities when payment is received before the performance obligations are satisfied. Other revenue includes primarily sublease income.

3.    INVESTMENTS

Net investment income was attributable to the following:

	Three Months Ended March 31,
(in thousands)	2024	2023
Fixed maturity securities	$14,277	$14,338
Cash equivalents	28,880	21,897
Investment income	43,157	36,235
Investment expense	(168)	(179)
Total	$42,989	$36,056

For the year ended March 31, 2024 and December 31, 2023, the Company recorded accrued investment income of $9.0 million and $6.6 million, respectively.

The following tables provide summaries of the Company's investments by major security type as of March 31, 2024 and December 31, 2023:

	March 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury and agency securities	$1,034,662	$215	$(2,231)	$1,032,646
Corporate notes	281,821	210	(784)	281,247
Certificates of deposit	38,865	—	—	38,865
Total	$1,355,348	$425	$(3,015)	$1,352,758

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury and agency securities	$802,288	$1,689	$(1,062)	$802,915
Corporate notes	234,908	854	(198)	235,564
Certificates of deposit	16,663	—	—	16,663
Total	$1,053,859	$2,543	$(1,260)	$1,055,142

The following tables present the estimated fair value and gross unrealized losses of fixed maturity securities in a gross unrealized loss position, by the length of time in which the securities have continuously been in that position, as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Less than 12 Months			12 Months or Longer
(in thousands, except no. of securities)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. treasury and agency securities	190	$875,332	$(2,231)	—	$—	$—
Corporate notes	112	160,333	(719)	6	16,297	(65)
Total	302	$1,035,665	$(2,950)	$6	$16,297	$(65)

	December 31, 2023
	Less than 12 Months			12 Months or Longer
(in thousands, except no. of securities)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. treasury and agency securities	69	$480,312	$(995)	4	$24,551	$(67)
Corporate notes	64	79,024	(166)	19	5,545	(32)
Total	133	$559,336	$(1,161)	23	$30,096	$(99)

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

The amortized cost and fair value of the Company's fixed maturity securities as of March 31, 2024 and December 31, 2023 by contractual maturity are shown below. Actual maturities of these securities could differ from their contractual maturities because issuers may have the right to call or prepay obligations, with or without penalties.

	March 31, 2024		December 31, 2023
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$617,204	$616,134	$690,694	$689,833
Due after one year through five years	738,144	736,624	363,165	365,309
Total	$1,355,348	$1,352,758	$1,053,859	$1,055,142

4.    FAIR VALUE MEASUREMENTS

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
•Level 2: Inputs utilize quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; or model-derived valuations in which all significant inputs are observable in active markets.
•Level 3: Inputs utilized are unobservable but significant to the fair value measurement for the asset or liability. The unobservable inputs are used to measure fair value to the extent relevant observable inputs are not available. The unobservable inputs typically reflect management’s own estimates about the assumptions a market participant would use in pricing the asset or liability.

The following tables summarize fair value measurements by level for assets and liabilities measured at fair value on a recurring basis:

	March 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$128,239	$360	$—	$128,599
Investments
U.S. treasury and agency securities	$—	$1,032,646	$—	$1,032,646
Corporate notes	—	281,247	—	281,247
Certificates of deposit	—	38,865	—	38,865
Restricted investments
Certificates of deposit	$—	$2,478	$—	$2,478
U.S. treasury securities	—	5,081	—	5,081
Total	$128,239	$1,360,677	$—	$1,488,916

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$434,330	$—	$—	$434,330
Investments
U.S. treasury and agency securities	$—	$802,915	$—	$802,915
Corporate notes	—	235,564	—	235,564
Certificates of deposit	—	16,663	—	16,663
Restricted investments
Certificates of deposit	$—	$2,478	$—	$2,478
U.S. treasury securities	—	5,736	—	5,736
Total	$434,330	$1,063,356	$—	$1,497,686

5.    RESTRICTED CASH AND RESTRICTED DEPOSITS

The Company maintains cash, cash equivalents and investments on deposit or pledged primarily to various state agencies in connection with its insurance licensure. The restricted cash and cash equivalents and restricted investments presented below are included in Restricted deposits in the accompanying condensed consolidated balance sheets.

(in thousands)	March 31, 2024	December 31, 2023
Restricted cash and cash equivalents	$22,255	$21,656
Restricted investments	7,559	8,214
Restricted deposits	$29,814	$29,870

6.    BENEFITS PAYABLE

Reserves for medical claims expenses are estimated using actuarial assumptions and recorded as Benefits payable liabilities on the condensed consolidated balance sheets. The assumptions for the estimates and for establishing the resulting liability are reviewed and any adjustments to reserves are reflected in the condensed consolidated statements of operations in the period in which the estimates are updated.

The following table provides a rollforward of the Company’s beginning and ending benefits payable and claims adjustment expenses ("CAE") payable balances for the three months ended March 31, 2024 and 2023:

	As of March 31, 2024			As of March 31, 2023
(in thousands)	Benefits Payable	Unallocated Claims Adjustment Expense	Total	Benefits Payable	Unallocated Claims Adjustment Expense	Total
Benefits payable, beginning of the period	$965,986	$13,192	$979,178	$937,727	$12,712	$950,439
Less: Reinsurance recoverable	57,111	—	57,111	277,944	—	277,944
Benefits payable, beginning of the period, net	$908,875	$13,192	$922,067	$659,783	$12,712	$672,495
Claims incurred and CAE
Current year	$1,608,525	$23,556	$1,632,081	$1,109,952	$25,815	$1,135,767
Prior years	(53,751)	—	(53,751)	(18,360)	—	(18,360)
Total claims incurred and CAE, net	$1,554,774	$23,556	$1,578,330	$1,091,592	$25,815	$1,117,407
Claims paid and CAE
Current year	$910,988	$14,146	$925,134	$668,971	$19,692	$688,663
Prior years	364,043	5,722	369,765	294,591	5,728	300,319
Total claims and CAE paid, net	$1,275,031	$19,868	$1,294,899	$963,562	$25,420	$988,982

Benefits and CAE payable, end of period, net	$1,188,618	$16,880	$1,205,498	$787,813	$13,107	$800,920
Add: Reinsurance recoverable	59,729	—	59,729	166,263	—	166,263
Benefits and CAE payable, end of period	$1,248,347	$16,880	$1,265,227	$954,076	$13,107	$967,183

Amounts incurred related to prior periods vary from previously estimated liabilities as more claim information becomes available and claims are ultimately settled. The favorable development recognized in the three months ended March 31, 2024 resulted primarily from medical claims experience developing more favorably than originally expected.

7.    DEBT

Convertible Senior Notes

As previously disclosed in in Note 15 - Long-Term Debt, in our Annual Report on Form 10-K for the year ended December 31, 2023, in February 2022, the Company issued $305.0 million in aggregate principal amount of convertible senior notes due 2031 (the “2031 Notes”) in a private placement to funds affiliated with or advised by Dragoneer Investment Group, LLC, Thrive Capital, LionTree Investment Management, LLC and Tenere Capital LLC. The 2031 Notes are the Company's senior, unsecured obligations which bear interest at a rate of 7.25% per annum, payable in cash, semi-annually in arrears on June 30 and December 31 of each year, commencing on June 30, 2022. The 2031 Notes will mature on December 31, 2031, subject to earlier repurchase, redemption, or conversion.

The 2031 Notes are convertible into the Company's Class A common stock at an initial conversion rate of 120.1721 per $1,000 principal amount (equivalent to an initial conversion price of approximately $8.32 per share of Class A common stock), subject to customary adjustments upon the occurrence of certain events. During the quarterly period ended March 31, 2024, a conditional conversion feature of the 2031 Notes was satisfied when the last reported sales price per share of the Company’s common stock was greater than 130% of the conversion price of $8.32 per share for each of at least twenty (20) trading days during the period of thirty (30) consecutive trading days ending on, and including, the last trading day of the quarter. As a result, the 2031 Notes are convertible during the second quarter of 2024 at the option of the holder. Upon conversion, the 2031 Notes will be settled, at the Company's election, in shares of Class A common stock, cash, or a combination of cash and shares of Class A common stock, subject to certain exceptions.

As of March 31, 2024, the net carrying amount of the 2031 Notes was $299.0 million, with unamortized debt discount and issuance costs of $6.0 million. The estimated fair value of the 2031 Notes as of March 31, 2024 was $560.3 million. The Company classified the fair value of the 2031 Notes as a level 3 measurement due to the lack of observable market data over fair value inputs such as stock price volatility over the term of the 2031 Notes and the Company's cost of debt.

The following table presents the interest expense indicating an effective interest rate of 7.61% over the term of the 2031 Notes:

	Three Months Ended March 31,
(in thousands)	2024	2023
Coupon interest expense	$5,528	$5,528
Amortization of debt discount and issuance costs	194	194
Total interest expense	$5,722	$5,722

Revolving Credit Facility

As previously disclosed in Note 15 - Long-Term Debt, in our Annual Report on Form 10-K for the year ended December 31, 2023, on December 28, 2023, the Company entered into a third amendment to its senior secured credit agreement (the “Third Amendment”), with certain lenders (the “Lenders”) and Wells Fargo Bank, National Association, as administrative agent, which amended the senior secured credit agreement, dated as of February 21, 2021 (as amended by the Third Amendment, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a revolving loan credit facility (the “Revolving Credit Facility”) in the aggregate principal amount of $115.0 million. The Revolving Credit Facility is guaranteed by Oscar Management Corporation, each wholly owned subsidiary of the Company, and all of the Company's future direct and indirect subsidiaries (in each case subject to certain permitted exceptions, including exceptions for certain guarantees (i) that would require material governmental consents or (ii) in respect of joint ventures)). The Revolving Credit Facility is secured by substantially all of the Company’s and the guarantors' assets (subject to certain exceptions). Proceeds are to be used solely for general corporate purposes of the Company.

The Company is permitted to increase commitments under the Revolving Credit Facility by an aggregate amount not to exceed $50.0 million, subject to certain conditions.

The Revolving Credit Facility is available until December 2025, provided the Company is in compliance with all covenants, including financial covenants to maintain minimum thresholds related to direct policy premiums, consolidated adjusted EBITDA and liquidity, and a maximum medical loss ratio.

As of March 31, 2024, there were no outstanding borrowings under the Revolving Credit Facility.

8.    EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed by dividing net income (loss) for the period by the weighted-average shares of common stock outstanding during the period. In periods when the Company is in a net loss position, potentially dilutive securities are excluded from the computation of diluted earnings per share because their inclusion would have an anti-dilutive effect. Thus, basic earnings per share is the same as diluted earnings per share.

During periods of net income, diluted earnings per share is calculated by adjusting net income for any interest charges and changes in the fair value of the bifurcated conversion option applicable to the convertible senior notes. This adjusted net income is then divided by the sum of the basic weighted-average shares of common stock and any dilutive potential common stock outstanding during the period, using the treasury stock method. Potential common stock includes the effect of outstanding dilutive stock options, restricted stock units, performance-based restricted stock units, as well as shares the Company could be obligated to issue from its convertible senior notes, as described in Note 7 - Debt, using the if-converted method. The calculation for Basic and Diluted earnings per share is as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Numerator:
Net income (loss) attributable to Oscar Health Inc.	$177,368	$(39,772)
Effect of convertible senior notes	5,782	—
Net income (loss) available to Oscar Health, Inc. common shareholders	183,150	$(39,772)

Denominator:
Weighted average shares of common stock outstanding	231,443	216,913
Common stock equivalents	25,701	—
Effect of convertible senior notes	36,652	—
Weighted average shares of common stock outstanding and potential dilutive common shares outstanding	293,796	216,913

Net Earnings (Loss) per Share
Basic	$0.77	$(0.18)
Diluted	$0.62	$(0.18)

The following potential common shares were excluded from the computation of diluted net income (loss) per share attributable to Oscar Health, Inc. because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
(in thousands)	2024	2023
Stock options to purchase common stock	3,688	28,801
Restricted stock units	5,311	31,068
Performance-based restricted stock units	64	2,033
Shares underlying convertible notes (Note 7)	—	36,652
Total	9,063	98,555

9.    REINSURANCE

The Company participates in quota share reinsurance to limit risk and capital requirements and excess of loss ("XOL") reinsurance to mitigate the exposure of high cost or catastrophic member risk. The quota share reinsurance arrangements are with more than one counterparty with multiple state-level treaties. A summary of the Company's reinsurance agreements and related accounting treatment is included in Note 4 - Reinsurance, in our Annual Report on Form 10-K for the year ended December 31, 2023.

The Company also operates under an assumed reinsurance contract, under which the Company shares proportionally in all premiums and claims underwritten for the Cigna+Oscar Small Group offering.

Reinsurance Contracts Accounted for under Deposit Accounting

As of March 31, 2024 and December 31, 2023, a deposit liability balance of $12.7 million and $7.0 million, respectively, was recorded for the Company's quota share arrangements accounted for under deposit accounting and represent fees paid to the reinsurer, which are recognized within Selling, general, and administrative expenses on the statement of operations.

For the three months ended March 31, 2024 and 2023, the Company ceded 54% and 48% of its premium under reinsurance contracts accounted for under deposit accounting.

Reinsurance Contracts Accounted for under Reinsurance Accounting

Reinsurance accounting applies to quota share reinsurance contracts that are in runoff. Under reinsurance accounting, the Company records premium paid to the reinsurer are recorded as reinsurance premium ceded (a reduction to premium revenue) and a corresponding reinsurance payable. Expected reimbursement from the reinsurer for claims incurred are recorded as a reduction to claims incurred and a corresponding reinsurance recoverable asset. The tables below present information for the Company's reinsurance arrangements accounted for under reinsurance accounting. Please see Note 2 - Revenue Recognition for total reinsurance premiums ceded and reinsurance premiums assumed, which are included as components of total Premium revenue in the condensed consolidated statement of operations.

The following table reconciles total Medical expenses to the amount presented in the condensed consolidated statement of operations:

	Three Months Ended March 31,
(in thousands)	2024	2023
Direct claims incurred	$1,523,646	$1,048,058
Ceded reinsurance claims	(19,698)	(3,624)
Assumed reinsurance claims	50,826	47,158
Medical expenses	$1,554,774	$1,091,592

The Company records Selling, general and administrative ("SG&A") expenses net of reinsurance ceding commissions and assumed SG&A expenses. The following table reconciles total Selling, general and administrative expenses to the amount presented in the condensed consolidated statement of operations:

	Three Months Ended March 31,
(in thousands)	2024	2023
Selling, general and administrative expenses, gross	$394,696	$396,984
Reinsurance ceding commissions	(534)	1,535
Selling, general and administrative expenses	$394,162	$398,519

The Company classifies Reinsurance recoverable within current assets on its condensed consolidated balance sheets. The composition of the Reinsurance recoverable balance is as follows:

(in thousands)	March 31, 2024	December 31, 2023
Reinsurance premium and claim recoverables	$235,216	$224,837
Reinsurance ceding commissions	7,613	7,054
Experience refunds on reinsurance agreements	106	9,303
Reinsurance recoverable	$242,935	$241,194

Credit Ratings

The financial condition of the Company's reinsurers is regularly evaluated to minimize exposure to significant losses. A key credit quality indicator for reinsurance is the financial strength ratings issued by the credit rating agencies, which provide an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The Company's reinsurers have most recently been issued financial strength ratings of A+ (A.M. Best and Fitch).

The creditworthiness of each reinsurer is evaluated in order to assess counterparty credit risk and estimate an allowance for expected credit losses on the Company's reinsurance recoverable balances.

10.    BUSINESS ARRANGEMENTS

Variable Interest Entities

In the normal course of business, the Company entered into business arrangements with integrated health systems, as well as medical professional corporations that employ health care providers to deliver telemedical healthcare services to its covered member population in various states. The financial results of these entities are consolidated into the Company's financial statements.

The following table presents the collective assets and liabilities of the Company's variable interest entities:

(in thousands)	March 31, 2024	December 31, 2023
Assets	$131,179	$125,709
Liabilities	$76,426	$74,568

11.    RELATED PARTY TRANSACTIONS

In February 2022, the Company issued the 2031 Notes to funds affiliated with or advised by Dragoneer Investment Group, LLC, Thrive Capital Management, LLC, LionTree Investment Management, LLC and Tenere Capital LLC (collectively, the “Purchasers”). See Note 7 - Debt for additional information.

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

The Company is also currently involved in, and may in the future from time to time become involved in, legal proceedings and other claims in the ordinary course of its business, including class actions and suits brought by the Company’s members, providers, commercial counterparties, employees, and other parties relating to the Company’s business, including management and administration of health benefit plans and other services. Such matters can include various employment claims, disputes regarding reinsurance arrangements, disputes relating to intellectual property and the Telephone Consumer Protection Act and class action lawsuits, or other claims relating to the performance of contractual and non-contractual obligations to providers, members, employer groups, and others, including, but not limited to, the alleged failure to properly pay in-network and out-of-network claims and challenges to the manner in which the Company processes claims, and claims alleging that the Company has engaged in unfair business practices.

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

13.    CANCELLATION OF FOUNDERS AWARDS

On March 28, 2023, the Company’s Co-Founders, Mario Schlosser (the Company’s President of Technology and Chief Technology Officer and former Chief Executive Officer) and Joshua Kushner (the Company’s Vice Chairman), recommended to the Company’s Board of Directors that they should cancel and terminate the applicable awards that were granted to them in connection with the Company’s Initial Public Offering (the “Founders Awards”). This recommendation was made in support of reducing the dilutive effects of equity awards granted on April 3, 2023, to Mark T. Bertolini in connection with his appointment as the Company’s Chief Executive Officer, effective April 3, 2023, and the Company’s annual employee equity awards granted in 2023. On March 28, 2023, Mr. Schlosser and Mr. Kushner each entered into an agreement to cancel and terminate his Founders Award, which consisted of performance-based restricted stock units covering 4,229,853 shares (for Mr. Schlosser) and 2,114,926 shares (for Mr. Kushner) of the Company’s Class A common stock. As a result of this cancellation, during the three months ended March 31, 2023, the Company recognized approximately $46.3 million of accelerated stock-based compensation expense that would have otherwise been recognized over the remaining vesting period of the awards. Stock-based compensation expense is included in the Selling, general and administrative line item on the condensed consolidated statement of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and notes thereto and management's discussion and analysis of financial condition and results of operations included the Company's Annual Report on Form 10-K for the year ended December 31, 2023 that was filed with the SEC on February 15, 2024. Unless the context otherwise requires, references in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" to "we," "us," "our," "Oscar," "Oscar Health, Inc," and the "Company" mean the business and operations of Oscar Health, Inc. and its consolidated subsidiaries.

INDEX TO MD&A

Management's discussion and analysis of financial condition and results of operations is comprised of the following sections:

Overview

Oscar Health, Inc. is the first health insurance company built around a full stack technology platform and a relentless focus on member experience. Our full stack technology platform refers to our differentiated cloud-based end-to-end technology solution, which connects our member-facing features, including our mobile application, website, and virtual care solutions with our back-office tools that span all critical healthcare insurance and technology domains, including member and provider data, utilization management, claims management, billing, and benefits. Powered by our full stack technology platform, we have built a scaled insurance business that enables us to earn our members’ trust, leverage the power of personalized data, and help our members find quality care they can afford. In addition to supporting our insurance business, externalizing our technology under the +Oscar technology platform enables us to power both providers and payors.

We regularly review our Total Revenue, Medical Loss Ratio (“MLR”), Selling, General and Administrative Expense Ratio (“SG&A Expense Ratio”), and Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”, a non-GAAP financial metric) to evaluate our business, measure our performance, identify trends in our business, prepare financial projections, and make strategic decisions. We believe these operational and financial measures are useful in evaluating our performance, in addition to our financial results prepared in accordance with GAAP.

Total Revenue

Total revenue includes Premium revenue, Investment income, and Services and other revenue. We believe Total revenue is an important metric to assess the growth of our business, as well as the earnings potential of our investment portfolio.

Premium revenue includes direct policy premiums collected from our members and from the federal government, risk adjustment, and assumed policy premiums we receive as part of our reinsurance arrangement under our Cigna+Oscar Small Group plan offering, and is net of ceded premium from run-off quota share reinsurance contracts accounted for under reinsurance accounting. Investment income primarily includes investment income and interest earned and gains (losses) on our investment portfolio. Services and other revenue includes primarily revenue earned from administrative services performed as part of the +Oscar platform, as well as sublease income.

MLR

MLR is a metric used to calculate medical expenses as a percentage of net premiums before ceded quota share reinsurance. Medical expenses are the total expenses incurred by members in order to utilize health care services less any member cost sharing. These services include inpatient, outpatient, pharmacy, and physician costs. Medical claims also include fee-for-service claims, pharmacy benefits, capitation payments to providers, provider disputed claims, risk sharing arrangements with certain of our providers, and various other medical-related costs. The impact of the federal risk adjustment program is included in the denominator of our MLR. We believe MLR is an important metric to demonstrate the ratio of our costs to pay for healthcare of our members to the net premium before ceded reinsurance. MLR in our existing products are subject to various federal and state minimum requirements.

SG&A Expense Ratio

The SG&A Expense Ratio reflects the Company’s selling, general and administrative expenses, as a percentage of Total revenue. Selling, general and administrative expenses primarily include wages, benefits, costs of software and hardware, and administrative costs for our corporate and technology functions, the impact of quota share reinsurance, and stock based compensation. We believe the SG&A Expense Ratio is useful to evaluate our ability to manage our overall selling, general, and administrative cost base.

Adjusted EBITDA

Adjusted EBITDA is defined as Net income (loss) for the Company and its consolidated subsidiaries before interest expense, income tax expense (benefit), and depreciation and amortization, as further adjusted for stock-based compensation and other items that are considered unusual or not representative of underlying trends of our business, where applicable for the period presented. We present Adjusted EBITDA because we consider it to be an important supplemental measure of our performance and believe it is frequently used by securities analysts, investors, and other interested parties in the evaluation of companies in our industry. Adjusted EBITDA is a non-GAAP measure. Management believes that investors’ understanding of our performance is enhanced by including this non-GAAP financial measure as a reasonable basis for comparing our ongoing results of operations.

We caution investors that amounts presented in accordance with our definition of Adjusted EBITDA may not be comparable to similar measures disclosed by our competitors, because not all companies and analysts calculate Adjusted EBITDA in the same manner.

By providing this non-GAAP financial measure, together with a reconciliation to the most comparable U.S. GAAP measure, Net income (loss), we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as an alternative to, or a substitute for Net income (loss) or other financial statement data presented in our Condensed Consolidated Financial Statements as indicators of financial performance. A reconciliation of Adjusted EBITDA from Net income (loss) is provided under “Results of Operations-Adjusted EBITDA”.

Recent Developments, Trends and Other Factors Impacting Performance

Non-Renewal of Cigna + Oscar Partnership

On March 26, 2024, the Company notified Cigna Health and Life Insurance Company that it is not renewing the Cigna+Oscar Small Group arrangement after the expiration of the initial term on December 31, 2024. The parties will continue to offer their Cigna+Oscar Small Group product through December 15, 2024. Refer to Note 1 - Organization - Non-Renewal of Cigna + Oscar Partnership for additional information.

Change Healthcare Incident

Change Healthcare (“CHC”) experienced a cybersecurity incident on February 21, 2024 that resulted in a disruption to the services CHC provides to the Company, including claims clearinghouse services. The Company promptly disconnected its systems from CHC and activated its incident management response policy. We were able to quickly implement work-around solutions that enabled us to promptly resume impacted operations, and to date the event has not had a material impact on the Company’s financial condition or results. At this time, CHC has not notified the Company of any breach of our members’ data.

Members

Our membership is measured as of a particular point in time and is concentrated in the individual market. Membership may vary throughout the year due to disenrollments, the Special Enrollment Period (“SEP”), and other market dynamics that are in effect such as Medicaid redeterminations, other legislative or regulatory actions, or other factors that enable the overall market to grow or decline throughout the year.

Risk Adjustment

The risk adjustment programs in the markets we serve are administered federally by Centers for Medicare & Medicaid Services (“CMS”) and are designed to mitigate the potential impact of adverse selection and provide stability for health insurers. Under this program, each plan is assigned a risk score based upon demographic information and current year claims information related to its members. The risk score is used to adjust plan revenue to reflect the relative risk of the plan's enrolled population. We reevaluate our risk transfer estimates as new information and market data becomes available until we receive the final reporting from CMS in later periods, up to twelve months in arrears.

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

Seasonality

Our business is generally affected by the seasonal patterns of our member enrollment, medical expenses, and health plan mix shift. SEP or other market dynamics that drive enrollment and/or mix changes throughout the year may impact the per member levels of premiums, claims, and/or risk transfers. Additionally, medical expenses have historically been highest towards the second half of the year due to a number of factors discussed above.

Reinsurance

We believe our reinsurance agreements help us achieve important goals for our business, including risk management, capital efficiency, and greater predictability in our earnings in the event of unexpected significant fluctuations in our Medical Loss Ratio ("MLR"). Specifically, reinsurance is a financial arrangement under which the reinsurer agrees to cover a portion of our medical claims in return for a portion of the premium. Our reinsurance agreements are contracted under two different types of arrangements: quota share reinsurance contracts and excess of loss ("XOL") reinsurance contracts. Reinsurance agreements do not relieve us of our primary medical claims incurred obligations. Refer to Note 9 - Reinsurance for a description of the accounting methods used to record our quota share reinsurance arrangements.

Regulatory Update

In December 2022, Congress passed the omnibus spending bill which delinked the Medicaid continuous coverage from the end of the public health emergency (“PHE”) for COVID-19. Medicaid redeterminations were required to begin by April 1, 2023, and while most states initially anticipated completing unwinding-related renewals by mid-2024, many states are expected to extend their unwinding timelines for several additional months, due to adoption of strategies to promote continuity of coverage for eligible individuals, pauses in procedural disenrollments, or other state-specific situations. 2023 data from CMS on Medicaid redeterminations has shown marginal but consistent increases in ACA plan enrollments among consumers who lost Medicaid or Children's Health Insurance Program (CHIP) coverage. However, the redeterminations are ongoing, and consumers’ transitions to ACA marketplace plans may contribute to more substantial growth in the ACA marketplace in the future. For instance, data from CMS indicates that the ACA marketplace grew 30% during open enrollment for plan year 2024. CMS had also previously announced a sixteen month SEP for individuals that lose Medicaid or CHIP coverage as a result of the Medicaid redetermination process. This SEP began March 31, 2023 and was expected to end July 31, 2024, but has been extended to November 30, 2024.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the Company's significant accounting policies is included in Note 2 - Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2023. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. As of March 31, 2024, there were no significant changes to the critical accounting estimates from what was reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

Three Months Ended March 31, 2024 compared to Three Months Ended March 31, 2023

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023
Revenue
Premium	$2,093,682	$1,428,626
Investment income	42,989	36,056
Services and other	5,634	5,003
Total revenue	2,142,305	1,469,685
Operating Expenses
Medical	1,554,774	1,091,592
Selling, general, and administrative	394,162	398,519
Depreciation and amortization	7,811	4,939
Total operating expenses	1,956,747	1,495,050
Earnings (loss) from operations	185,558	(25,365)
Interest expense	5,902	6,136
Other expenses	1,178	6,106
Earnings (loss) before income taxes	178,478	(37,607)
Income tax expense	996	2,021
Net income (loss)	$177,482	$(39,628)

Medical Loss Ratio (MLR)	74.2%	76.3%
SG&A Expense Ratio	18.4%	27.1%
Adjusted EBITDA	$219,314	$51,068

Premium

Premium revenue increased $665.1 million, or 47%, for the three months ended March 31, 2024, compared to the same period in 2023. This increase was primarily driven by higher membership, rate increases, and lower risk adjustment as a percentage of premiums.

We view the number of members enrolled in our health plans as an important metric to help evaluate and estimate revenue and market share. Additionally, the more members we enroll, the more data we have, which allows us to improve the functionality of our platform. The following table summarizes the Company’s membership by offering:

	As of March 31,
Membership by Offering	2024	2023
Individual and Small Group	1,386,980	948,431
Medicare Advantage	—	1,793
Cigna + Oscar (1)	61,428	67,108
Total Members (2)	1,448,408	1,017,332
(1) Represents total membership for our co-branded partnership with Cigna.
(2) A member covered under more than one of our health plans counts as a single member for the purposes of this metric.
Membership increased 431,076 or 42%, as of March 31, 2024, compared to March 31, 2023. The increase in membership is a result of strong retention and new enrollments in existing and expansion markets further supported by ACA market growth in 2024. The increase was partially offset by a decrease in Cigna+Oscar members served and our exit from the Medicare Advantage market.
Investment Income

Investment income increased $6.9 million, or 19%, for the three months ended March 31, 2024, compared to the same period in 2023. The increase was primarily due to higher investment yields and higher interest rates.

Services and Other

Services and other revenue increased $0.6 million, or 13%, for the three months ended March 31, 2024, compared to the same period in 2023. This increase was primarily driven by more new customer arrangements in 2024 as compared to the same period in 2023.

Medical Expenses and MLR

Medical expenses increased $463.2 million, or 42%, for the three months ended March 31, 2024, compared to the same period in 2023. The increase was primarily due to increased membership. MLR improved year-over-year as discussed below.

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023
Medical	$1,554,774	$1,091,592
Less: Ceded quota share reinsurance claims(1)	(1,055)	6,435
Net claims before ceded quota share reinsurance (A)	$1,555,829	$1,085,157

Premium	$2,093,682	$1,428,626
Less: Ceded quota share reinsurance premiums (2)	(2,016)	6,655
Net premiums before ceded quota share reinsurance (B)	$2,095,698	$1,421,971
Medical Loss Ratio (A divided by B)	74.2%	76.3%
(1)Represents prior period development for claims ceded to reinsurers pursuant to quota share treaties, which are accounted for under reinsurance accounting and are in runoff.
(2)Represents prior period development for premiums ceded to reinsurers pursuant to quota share treaties, which are accounted for under reinsurance accounting and are in runoff.

MLR improved for the three months ended March 31, 2024, compared to the same period in 2023, primarily as a result of targeted rate actions and a disciplined pricing strategy to increase margins as well as strong execution on initiatives to manage medical costs.

Selling, General and Administrative Expenses and SG&A Expense Ratio

Selling, general and administrative expenses decreased $4.4 million compared to the same period in 2023, driven by the impact of the acceleration of stock compensation expense associated with the cancellation of the Founders Awards in 2023, primarily offset by higher distribution and selling expenses associated with higher membership year over year. The SG&A Expense Ratio improved 8.7 points year over year driven by lower SG&A expenses, as well as variable cost efficiencies, improved fixed cost leverage, and lower risk adjustment as a percentage of premiums.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $2.9 million, or 58%, for the three months ended March 31, 2024, compared to the same period in 2023. The increase was primarily due to an increase in internally developed software placed into service.

Income Tax Expense (Benefit)

Our effective tax rate for the three months ended March 31, 2024 and March 31, 2023 was approximately 0.56% and (5.37)%, respectively.

Adjusted EBITDA

The table below sets forth the reconciliation of Net income (loss) to Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income (loss)	$177,482	$(39,628)
Interest expense	5,902	6,136
Other expenses	1,178	6,106
Income tax expense	996	2,021
Depreciation and amortization	7,811	4,939
Stock-based compensation(1)	25,945	71,494
Adjusted EBITDA	$219,314	$51,068
(1)Represents non-cash expenses related to equity-based compensation programs, which vary from period to period depending on various factors including the timing, number, and the valuation of awards. The three months ended March 31, 2023 includes a non-recurring charge of $46.3 million related to accelerated stock-based compensation expense recognized as a result of the cancellation of the Founders Awards. Refer to Note 13 - Cancellation of Founders Awards for additional information.

Liquidity and Capital Resources

Overview

We maintain liquidity at two levels of our corporate structure, through our health insurance subsidiaries (any subsidiary of Oscar Health, Inc. that has applied for or received a license, certification or authorization to sell health plans by any state Department of Insurance, Department of Financial Services, Department of Health, or comparable regulatory authority) and through our holding company (our parent company, Oscar Health, Inc. on a standalone basis (“Parent”) and subsidiaries excluding our health insurance subsidiaries).

The majority of the assets held by the holding company are in the form of cash and cash equivalents and investments. As of March 31, 2024 and December 31, 2023, total cash and cash equivalents and investments held by the holding company was $159.0 million and $233.5 million, respectively, of which $12.6 million was restricted for both March 31, 2024 and December 31, 2023.

The majority of the assets held by our health insurance subsidiaries are in the form of cash and cash equivalents and investments. As of March 31, 2024 and December 31, 2023, total cash and cash equivalents and investments held by our health insurance subsidiaries was $3.5 billion and $2.7 billion, respectively, of which $17.2 million and $17.3 million, respectively, was on deposit with regulators as required for statutory licensing purposes and are classified as restricted deposits on the balance sheet.

Our health insurance subsidiaries’ states of domicile have statutory minimum capital requirements that are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The combined statutory capital and surplus of our health insurance subsidiaries was $989.0 million and $800.6 million as of March 31, 2024 and December 31, 2023, respectively, which was in compliance with and in excess of the minimum capital requirements for each period. The health insurance subsidiaries historically have required capital contributions from Parent to maintain minimum levels. The health insurance subsidiaries may be subject to additional capital and surplus requirements in the future, as a result of factors such as increasing membership and medical costs, which may require us to incur additional indebtedness, sell capital stock, or access other sources of funding in order to fund such requirements. During periods of increased volatility, adverse securities and credit markets, including those due to rising interest rates, may exert downward pressure on the availability of liquidity and credit capacity for certain issuers, and any such funding may not be available on favorable terms, or at all.

As our health insurance subsidiaries have collectively become profitable and to the extent their levels of statutory capital and surplus continue to exceed minimum regulatory requirements, we may make periodic requests for dividends and distributions from our subsidiaries to fund our operations or seek to enter into transactions or structures that enable us to efficiently deploy this excess capital, which may or may not require approval by our regulators. The health insurance subsidiaries paid dividends, distributions, and loan repayments of $52 million to Parent in 2023. As of March 31, 2024, our health insurance subsidiaries have made loan repayments of $13.0 million to Parent.

Our health insurance subsidiaries also utilize quota share reinsurance arrangements to reduce our minimum capital and surplus requirements, which are designed to enable us to efficiently deploy capital to fund our growth. During the three months ended March 31, 2024 and March 31, 2023, Parent made $8.0 million and $11.0 million of capital contributions, respectively, to the health insurance subsidiaries. We estimate that had we not had any quota share reinsurance arrangements in place, the insurance subsidiaries would have been required to hold approximately $462.0 million and $447.1 million of additional capital as of March 31, 2024 and December 31, 2023, respectively, which Parent would have been required to fund. The actual amount of any required capital contributions to our insurance subsidiaries may differ at any given time depending on each insurance subsidiary’s capital adequacy.

Short-Term Cash Requirements
The Company’s cash requirements within the next twelve months include benefits payable, risk adjustment transfer payable, current lease liabilities, interest payable on debt, other current liabilities and purchase commitments and other obligations. We expect the cash required to meet these obligations to be primarily funded by cash available for general corporate use, cash flows from current operations, and/or the realization of current assets, such as accounts receivable. Based on our current forecast, we believe the Company's cash, and cash equivalents and investments, not including restricted cash, will be sufficient to fund our operating requirements for at least the next twelve months.

Our cash flows used in operations may differ substantially from our net loss due to non-cash charges or due to changes in balance sheet accounts. The timing of our cash flows from operating activities can also vary among periods due to the timing of payments made or received. Some of our payments and receipts, including risk adjustment and reinsurance receipts, can be significant. As such, timing of payments and receipts can influence cash flows from operating activities in any given period which would have a negative impact on our operating cash flows.

Long-Term Cash Requirements
Our long-term cash requirements under our various contractual obligations and commitments include operating leases. We expect the cash required to meet our long-term obligations to be primarily generated through future cash flows from operations.

Convertible Senior Notes

During the three months ended March 31, 2024, the conditional conversion feature of the 2031 Notes, which permits conversion upon satisfaction of the common stock sale price condition, was satisfied. As a result, the 2031 Notes are convertible during the second quarter of 2024. For more information on our 2031 Notes, see Note 7 – Debt to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Revolving Credit Facility

We have $115.0 million available to draw under our Revolving Credit Facility until December 2025, provided we are in compliance with all covenants. As of March 31, 2024, there were no outstanding borrowings under the Revolving Credit Facility. For more information on our Revolving Credit Facility, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving Credit Facility in our Annual Report on Form 10-K for the year ended December 31, 2023, and Note 7 – Debt to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Investments

We generally invest the cash of our health insurance subsidiaries in U.S. treasury and agency securities. We primarily invest the cash of the Company in investment-grade, marketable debt securities to improve our overall investment return. These investments are purchased pursuant to board-approved investment policies that reflect our obligations under our credit agreement and conform to applicable state laws and regulations.

Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our insurance subsidiaries may invest. These investment policies require that our investments of U.S. Corporate bonds have final maturities of a maximum of two years from the settlement date and a maximum of five years from the settlement date for U.S. Government obligations. Professional portfolio managers operating under documented guidelines manage our investments and a portion of our cash equivalents. Our portfolio managers must obtain our prior approval before selling investments in a loss position. Net investment income for our health insurance subsidiaries was $40.3 million and $34.9 million for the three months ended March 31, 2024, and March 31, 2023, respectively.

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

Summary of Cash Flows

Net cash provided by operating activities increased $219.6 million to $634.4 million for the three months ended March 31, 2024, compared to $414.7 million for the three months ended March 31, 2023. The increase was primarily due to higher premiums received, which were partially offset by higher claim disbursements. Net cash used in investing activities was $300.6 million for the three months ended March 31, 2024, as compared to $135.5 million of net cash provided by investing activities for the three months ended March 31, 2023. The change was primarily due to an increase in purchased securities and reductions in sales of securities and maturity of investments. Net cash provided by financing activities increased $26.8 million to $27.3 million for the three months ended March 31, 2024, compared to $0.5 million for the three months ended March 31, 2023. The increase was primarily due to proceeds received from exercise of stock options.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily attributable to potential changes in interest rates and/or inflation and the resulting impact on investment income and interest expense. We do not hold financial instruments for trading purposes.

Interest Rate Risk

We are subject to interest rate risk in connection with the fair value of our investment portfolio, which consists of U.S. Treasury and agency securities, corporate notes, and certificates of deposit. Our primary market risk exposure is driven by changes to prime rate-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. Assuming a hypothetical and immediate 1% increase in interest rates at March 31, 2024, the fair value of our investments would decrease by approximately $17.4 million. Any declines in interest rates over time would reduce our investment income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) On May 2, 2024, the Board of Directors of the Company (the “Board”) appointed Steven Wolin, Chief Operating Officer, as an executive officer and Executive Vice President of the Company, effective immediately. In connection with his appointment, Mr. Wolin was also designated by the Board as principal operating officer of the Company.

Mr. Wolin, 55, has served as the Company’s Chief Operating Officer since August 2022. He joined the Company in April 2020, serving as SVP, Member Programs until October 2021, when he took the role of SVP, Operations. He leads the development and execution of the Company’s service organization, insurance operations, clinical operations, pharmacy services, behavioral health, and virtual care. Prior to joining the Company, Mr. Wolin served as head of Corporate Strategy and Strategic Partnerships for Optum, a division of UnitedHealthcare, from 2016 to 2020. In that role, he led the development of corporate and business unit level strategy aimed at driving growth and efficiency. He also led the assessment, structuring, negotiating, and relationship management of several large-scale Optum partnerships. Prior to Optum, Mr. Wolin had a career as a management consultant with Oliver Wyman and was also a Managing Director at Bain Capital. Mr. Wolin graduated with a Bachelor of Arts from Bucknell University and with a Masters Degree in Business Administration from Duke’s Fuqua School of Business.

In connection with Mr. Wolin’s appointment as an executive officer, Oscar Management Corporation and Mr. Wolin entered into an Employment Agreement, dated as of May 2, 2024 (the “Wolin Agreement”), pursuant to which he will receive (i) a $600,000 annual base salary, and (ii) a target annual bonus opportunity equal to 60% of base salary. The other terms and conditions of the Wolin Agreement are consistent with those set forth in the employment agreements for our other Executive Vice Presidents.

In addition, in connection with Mr. Wolin’s appointment, he was granted (i) an award of restricted stock units covering an aggregate of 17,521 shares of the Company’s Class A common stock (“RSUs”) and (ii) an award of performance-vesting RSUs covering an aggregate of 52,258 shares of the Company’s Class A common stock (“PSUs”), in each case under the Company’s 2021 Incentive Award Plan. The RSU award is intended to address the difference between the annual incentive award Mr. Wolin was granted in March 2024 and the annual incentive award target specified in the Wolin Agreement. The award will vest on a quarterly basis over the three-year period following March 1, 2024, subject to Mr. Wolin’s continued employment through each applicable vesting date. The PSU award will be subject to the same vesting terms and conditions as the PSU awards granted in May 2024 to the Company’s other Executive Vice Presidents.

In connection with his appointment, Mr. Wolin also entered into the Company’s standard form of indemnification agreement for directors and officers.

The foregoing description of the Wolin Agreement does not purport to be complete and is qualified in its entirety by reference to the Wolin Agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

There are no arrangements or understandings between Mr. Wolin and any other person pursuant to which he was appointed. Mr. Wolin has no family relationship with any director or other executive officer of the Company or any person nominated or chosen by the Company to become a director or executive officer, and there are no transactions in which Mr. Wolin has an interest requiring disclosure under Item 404(a) of Regulation S-K.

(b) None.

(c) On February 28, 2024, R. Scott Blackley, the Company’s Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 250,000 shares of the Company’s Class A common stock by February 27, 2025.

On April 2, 2024, Mark T. Bertolini, the Company’s Chief Executive Officer, terminated his sell-to-cover instruction providing for sales of Class A common stock as necessary to cover tax withholding obligations incurred in connection with the vesting or settlement of restricted stock units, as Mr. Bertolini has elected to pay such amounts in cash. The instruction was originally adopted on August 13, 2023 and was intended to satisfy the affirmative defense of Rule 10b5-1(c).

Item 6. Exhibits

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Oscar Health, Inc.	8-K	001-40154	3.1	3/8/2021
3.2	Amended and Restated Bylaws of Oscar Health, Inc.	8-K	001-40154	3.2	3/8/2021
4.1	Specimen Common Stock Certificate of Oscar Health, Inc.	S-1/A	333-252809	4.1	2/22/2021
10.1	Form of Performance Restricted Stock Unit Award Agreement under 2021 Incentive Award Plan.					*
10.2	Employment Agreement, by and between Oscar Health, Inc., Oscar Management Corporation and Steven Wolin, dated May 2, 2024.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within Exhibit 101)					*

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSCAR HEALTH, INC.

Date: May 7, 2024	By:	/s/ Mark T. Bertolini
Mark T. Bertolini
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2024	By:	/s/ R. Scott Blackley
R. Scott Blackley
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2024	By:	/s/ Victoria Baltrus
Victoria Baltrus
Chief Accounting Officer
(Principal Accounting Officer)