Form 10-Q
period 2024-06-30
Oscar Health, Inc.
filed 2024-08-07
CIK 1568651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of July 31, 2024
Class A Common Stock, par value $0.00001 per share	206,395,047
Class B Common Stock, par value $0.00001 per share	35,514,201

Oscar Health, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our future results of operations and financial position, risk adjustment transfer payments, industry, regulatory and business trends, our commercial arrangements, business strategy, plans and plan mix, membership and market growth, and our objectives for future operations.

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
•Adverse publicity or other adverse consequences related to our dual class structure or “controlled company” status; and
•The other risks and uncertainties described under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on February 15, 2024.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Revenue
Premium	2,164,116	1,474,966	$4,257,798	$2,903,592
Investment income	49,994	41,484	92,983	77,540
Services and other	5,231	5,085	10,865	10,088
Total revenue	2,219,341	1,521,535	4,361,646	2,991,220
Operating Expenses
Medical	1,708,722	1,181,999	3,263,496	2,273,591
Selling, general, and administrative	435,206	337,244	829,368	735,763
Depreciation and amortization	7,601	8,821	15,412	13,760
Total operating expenses	2,151,529	1,528,064	4,108,276	3,023,114
Earnings (loss) from operations	67,812	(6,529)	253,370	(31,894)
Interest expense	5,991	6,120	11,893	12,256
Other expenses	872	1,612	2,050	7,718
Earnings (loss) before income taxes	60,949	(14,261)	239,427	(51,868)
Income tax expense	4,637	1,164	5,633	3,185
Net income (loss)	56,312	(15,425)	233,794	(55,053)
Less: Net income attributable to noncontrolling interests	105	103	219	247
Net income (loss) attributable to Oscar Health, Inc.	$56,207	$(15,528)	$233,575	$(55,300)

Earnings (Loss) per Share
Basic	$0.24	$(0.07)	$0.99	$(0.25)
Diluted	$0.20	$(0.07)	$0.82	$(0.25)
Weighted Average Common Shares Outstanding
Basic	238,672	219,400	235,056	218,164
Diluted	303,965	219,400	299,186	218,164

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income (loss)	$56,312	$(15,425)	$233,794	$(55,053)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(31)	(2,377)	(3,934)	2,859
Comprehensive income (loss)	56,281	(17,802)	229,860	(52,194)

Comprehensive income attributable to noncontrolling interests	105	103	219	247
Comprehensive income (loss) attributable to Oscar Health, Inc.	$56,176	$(17,905)	$229,641	$(52,441)

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except share amounts)	June 30, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$2,268,154	$1,870,315
Short-term investments	363,639	689,833
Premiums and accounts receivable (net of allowance for credit losses of $30,400 and $31,600)	398,366	201,269
Risk adjustment transfer receivable	72,136	51,925
Reinsurance recoverable	241,284	241,194
Other current assets	15,514	6,564
Total current assets	3,359,093	3,061,100
Property, equipment, and capitalized software, net	63,953	61,930
Long-term investments	1,465,974	365,309
Restricted deposits	29,856	29,870
Other assets	87,273	83,271
Total assets	$5,006,149	$3,601,480

Liabilities and Stockholders' Equity
Current Liabilities:
Benefits payable	$1,252,228	$965,986
Risk adjustment transfer payable	1,779,039	1,056,941
Premium deficiency reserve	2,887	5,776
Unearned premiums	59,970	65,918
Accounts payable and other liabilities	347,523	273,367
Reinsurance payable	60,094	61,024
Total current liabilities	3,501,741	2,429,012
Long-term debt	299,166	298,777
Other liabilities	64,674	67,574
Total liabilities	3,865,581	2,795,363
Commitments and contingencies (Note 12)
Stockholders' Equity
Class A common stock ($0.00001 par value; 825,000 thousand shares authorized, 206,153 thousand and 193,875 thousand shares outstanding as of June 30, 2024 and December 31, 2023, respectively)	2	2
Class B common stock ($0.00001 par value; 82,500 thousand shares authorized, 35,514 thousand and 35,514 thousand shares outstanding as of June 30, 2024 and December 31, 2023, respectively)	—	—
Treasury stock (315 thousand shares as of June 30, 2024 and December 31, 2023)	(2,923)	(2,923)
Additional paid-in capital	3,786,885	3,682,294
Accumulated deficit	(2,643,140)	(2,876,715)
Accumulated other comprehensive income (loss)	(2,625)	1,309
Total Oscar Health, Inc. stockholders' equity	1,138,199	803,967
Noncontrolling interests	2,369	2,150
Total stockholders' equity	1,140,568	806,117
Total liabilities and stockholders' equity	$5,006,149	$3,601,480

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(unaudited)

	Class A		Class B
(in thousands)	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders' Equity
December 31, 2023	193,875	$2	35,514	$—	$(2,923)	$3,682,294	$(2,876,715)	$1,309	$2,150	$806,117
Issuance of common stock from equity incentive plans	6,622	—	—	—	—	27,309	—	—	—	27,309
Stock-based compensation expense	—	—	—	—	—	27,282	—	—	—	27,282
Unrealized losses on investments, net	—	—	—	—	—	—	—	(3,903)	—	(3,903)
Net income	—	—	—	—	—	—	177,368	—	114	177,482
March 31, 2024	200,497	$2	35,514	$—	$(2,923)	$3,736,885	$(2,699,347)	$(2,594)	$2,264	$1,034,287
Issuance of common stock from equity incentive plans	5,656	—	—	—	—	18,702	—	—	—	18,702
Stock-based compensation expense	—	—	—	—	—	31,298	—	—	—	31,298
Unrealized losses on investments, net	—	—	—	—	—	—	—	(31)	—	(31)
Net income	—	—	—	—	—	—	56,207	—	105	56,312
June 30, 2024	206,153	$2	35,514	$—	$(2,923)	$3,786,885	$(2,643,140)	$(2,625)	$2,369	$1,140,568

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Stockholders' Equity Cont.
(unaudited)

	Class A		Class B
(in thousands)	Shares	Amount	Shares	Amount	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Stockholders' Equity
December 31, 2022	181,176	$2	35,116	$—	$(2,923)	$3,509,007	$(2,605,987)	$(9,715)	$2,016	$892,400
Issuance of common stock from equity incentive plans	2,057	—	—	—	—	35	—	—	—	35
Stock-based compensation expense	—	—	—	—	—	73,248	—	—	—	73,248
Joint venture contributions	—	—	—	—	—	471	—	—	—	471
Unrealized gains on investments, net	—	—	—	—	—	—	—	5,236	—	5,236
Net loss	—	—	—	—	—	—	(39,772)	—	144	(39,628)
March 31, 2023	$183,234	$2	$35,116	$—	$(2,923)	$3,582,761	$(2,645,759)	$(4,479)	$2,160	$931,762
Issuance of common stock from equity incentive plans	3,556	—	—	—	—	2,551	—	—	—	2,551
Stock-based compensation expense	—	—	—	—	—	35,454	—	—	—	35,454
Unrealized losses on investments, net	—	—	—	—	—	—	—	(2,377)	—	(2,377)
Net loss	—	—	—	—	—	—	(15,528)	—	103	(15,425)
June 30, 2023	186,790	$2	35,116	$—	$(2,923)	$3,620,766	$(2,661,287)	$(6,856)	$2,263	$951,965

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$233,794	$(55,053)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred taxes	51	26
Net realized loss on sale of financial instruments	—	9
Depreciation and amortization expense	15,412	13,761
Amortization of debt issuance costs	389	389
Stock-based compensation expense	54,658	104,773
Net accretion of investments	(12,219)	(15,275)
Change in provision for credit losses	(1,200)	9,779
Changes in assets and liabilities:
(Increase) / decrease in:
Premiums and accounts receivable	(195,898)	13,617
Risk adjustment transfer receivable	(20,211)	(10,474)
Reinsurance recoverable	(89)	539,004
Other assets	(13,001)	1,294
Increase / (decrease) in:
Benefits payable	286,242	(82,016)
Unearned premiums	(5,947)	(5,925)
Premium deficiency reserve	(2,888)	(832)
Accounts payable and other liabilities	71,254	(38,330)
Reinsurance payable	(930)	(360,015)
Risk adjustment transfer payable	722,097	465,507
Net cash provided by operating activities	1,131,514	580,239
Cash Flows from Investing Activities:
Purchase of investments	(1,362,993)	(537,688)
Sale of investments	—	19,160
Maturity of investments	596,838	711,453
Purchase of property, equipment and capitalized software	(13,512)	(12,996)
Change in restricted deposits	1,451	(522)
Net cash (used in) provided by investing activities	(778,216)	179,407
Cash Flows from Financing Activities:
Proceeds from joint venture contribution	—	471
Proceeds from exercise of stock options	46,011	2,586
Net cash provided by financing activities	46,011	3,057
Increase in cash, cash equivalents and restricted cash equivalents	399,309	762,703
Cash, cash equivalents, restricted cash and cash equivalents—beginning of period	1,891,971	1,580,497
Cash, cash equivalents, restricted cash and cash equivalents—end of period	2,291,280	2,343,200
Cash and cash equivalents	2,268,154	2,322,069
Restricted cash and cash equivalents included in restricted deposits	23,126	21,131
Total cash, cash equivalents and restricted cash and cash equivalents	$2,291,280	$2,343,200
Supplemental Disclosures:
Interest payments	$11,269	$22,636
Income tax payments	$84	$400

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts, or as otherwise stated herein)

1.    ORGANIZATION

Oscar Health, Inc., together with its subsidiaries (either individually or collectively referred to as "Oscar" or the "Company"), is a leading healthcare technology company, whose mission is to make a healthier life accessible and affordable for all. The Company’s Class A common stock is traded on the New York Stock Exchange under the symbol “OSCR”.

Oscar operates as one segment to sell insurance to its members through the federal and state-run healthcare exchanges formed in conjunction with the Patient Protection and Affordable Care Act and leverages its technology platform to provide services via its +Oscar offering. Individual plans are offered to individuals and families through Health Insurance Marketplaces. Small Group plans are offered to employees of companies with 50 - 100 full-time workers. The Company also partners with Cigna through the Cigna+Oscar partnership to serve the small group employer market. Oscar previously offered Medicare Advantage insurance coverage, but exited the Medicare Advantage market for plan year 2024.

The Company’s member-first philosophy and innovative approach to care has earned the trust of approximately 1.6 million members, as of June 30, 2024.

Non-Renewal of Cigna+Oscar Partnership and Exit from the Small Group Market

On March 26, 2024, the Company notified Cigna Health and Life Insurance Company that it is not renewing the Cigna+Oscar Small Group arrangement after the expiration of the initial term on December 31, 2024. The parties will continue to offer their Cigna+Oscar Small Group product through December 15, 2024. Following termination of the arrangement on December 31, 2024, the Company will continue to provide transition and run-off services through December 31, 2026 and share proportionally in all premiums and claims for any Cigna+Oscar Small Group plan sold or issued on or before December 15, 2024, in accordance with the terms of the arrangement. Additionally, effective December 15, 2024, Oscar will no longer be offering small group products in any market.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying interim Condensed Consolidated Financial Statements include healthcare costs incurred but not yet reported (“IBNR”) and risk adjustment transfers. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ materially from these estimates.

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

2.    REVENUE RECOGNITION

Premium
Premium revenue includes direct policy premiums collected from members and from the federal government, assumed policy premiums received as part of the reinsurance arrangement under the Cigna+Oscar Small Group plan offering, and risk adjustment transfers, and is net of ceded premium from run-off quota share reinsurance contracts accounted for under reinsurance accounting (See Note 9 - Reinsurance for additional information on the Company’s reinsurance contracts).

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Direct policy premiums	$2,544,115	$1,584,774	$4,854,215	$3,248,248
Assumed premiums	60,460	60,395	118,072	116,330
Risk adjustment transfers	(432,895)	(160,631)	(702,293)	(453,778)
Reinsurance premiums ceded	(7,564)	(9,572)	(12,196)	(7,208)
Premium	$2,164,116	$1,474,966	$4,257,798	$2,903,592

The direct policy premiums received from Centers for Medicare & Medicaid Services ("CMS") for the three and six months ended June 30, 2024 were $2.3 billion and $4.5 billion, respectively. For the three and six months ended June 30, 2023, direct policy premiums received from CMS were $1.4 billion and $2.8 billion respectively.

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

3.    INVESTMENTS

Net investment income was attributable to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Fixed maturity securities	$17,141	$15,894	$31,418	$30,232
Cash equivalents	31,395	26,117	58,673	44,817
Other (1)	1,626	(274)	3,228	2,923
Investment income	50,162	41,737	93,319	77,972
Investment expense	(168)	(253)	(336)	(432)
Total	$49,994	$41,484	$92,983	$77,540
(1) Represents the net interest earned on funds withheld.

As of June 30, 2024 and December 31, 2023, the Company recorded accrued investment income of $15.5 million and $6.6 million, respectively.

The following tables provide summaries of the Company's investments by major security type as of June 30, 2024 and December 31, 2023:

	June 30, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury and agency securities	$1,399,239	$2,115	$(3,782)	$1,397,572
Corporate notes	394,124	106	(1,054)	393,176
Certificates of deposit	38,865	—	—	38,865
Total	$1,832,228	$2,221	$(4,836)	$1,829,613

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury and agency securities	$802,288	$1,689	$(1,062)	$802,915
Corporate notes	234,908	854	(198)	235,564
Certificates of deposit	16,663	—	—	16,663
Total	$1,053,859	$2,543	$(1,260)	$1,055,142

The following tables present the estimated fair value and gross unrealized losses of fixed maturity securities in a gross unrealized loss position, by the length of time in which the securities have continuously been in that position, as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Less than 12 Months			12 Months or Longer
(in thousands, except no. of securities)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. treasury and agency securities	279	$973,844	$(3,389)	11	$62,768	$(393)
Corporate notes	211	287,408	(1,009)	5	19,158	(45)
Total	490	$1,261,252	$(4,398)	$16	$81,926	$(438)

	December 31, 2023
	Less than 12 Months			12 Months or Longer
(in thousands, except no. of securities)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. treasury and agency securities	69	$480,312	$(995)	4	$24,551	$(67)
Corporate notes	64	79,024	(166)	19	5,545	(32)
Total	133	$559,336	$(1,161)	23	$30,096	$(99)

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

The amortized cost and fair value of the Company's fixed maturity securities as of June 30, 2024 and December 31, 2023 by contractual maturity are shown below. Actual maturities of these securities could differ from their contractual maturities because issuers may have the right to call or prepay obligations, with or without penalties.

	June 30, 2024		December 31, 2023
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$364,474	$363,639	$690,694	$689,833
Due after one year through five years	1,467,754	1,465,974	363,165	365,309
Total	$1,832,228	$1,829,613	$1,053,859	$1,055,142

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

The following tables summarize fair value measurements by level for assets and liabilities measured at fair value on a recurring basis:

	June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$167,474	$—	$—	$167,474
Investments
U.S. treasury and agency securities	$—	$1,397,572	$—	$1,397,572
Corporate notes	—	393,176	—	393,176
Certificates of deposit	—	38,865	—	38,865
Restricted investments
U.S. treasury securities	—	4,251	—	4,251
Certificates of deposit	$—	$2,479	$—	$2,479
Total	$167,474	$1,836,343	$—	$2,003,817

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$434,330	$—	$—	$434,330
Investments
U.S. treasury and agency securities	$—	$802,915	$—	$802,915
Corporate notes	—	235,564	—	235,564
Certificates of deposit	—	16,663	—	16,663
Restricted investments
U.S. treasury securities	—	5,736	—	5,736
Certificates of deposit	$—	$2,478	$—	$2,478
Total	$434,330	$1,063,356	$—	$1,497,686

5.    RESTRICTED CASH AND RESTRICTED DEPOSITS

The Company maintains cash, cash equivalents and investments on deposit or pledged primarily to various state agencies in connection with its insurance licensure. The restricted cash and cash equivalents and restricted investments presented below are included in Restricted deposits in the accompanying Condensed Consolidated Balance Sheets.

(in thousands)	June 30, 2024	December 31, 2023
Restricted cash and cash equivalents	$23,126	$21,656
Restricted investments	6,730	8,214
Restricted deposits	$29,856	$29,870

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

The following table provides a rollforward of the Company’s beginning and ending benefits payable and claims adjustment expenses ("CAE") payable balances for the six months ended June 30, 2024 and 2023:

	As of June 30, 2024			As of June 30, 2023
(in thousands)	Benefits Payable	Unallocated Claims Adjustment Expense	Total	Benefits Payable	Unallocated Claims Adjustment Expense	Total
Benefits payable, beginning of the period	$965,986	$13,192	$979,178	$937,727	$12,712	$950,439
Less: Reinsurance recoverable	57,111	—	57,111	277,944	—	277,944
Benefits payable, beginning of the period, net	$908,875	$13,192	$922,067	$659,783	$12,712	$672,495
Claims incurred and CAE
Current year	$3,366,660	$50,814	$3,417,474	$2,258,751	$55,228	$2,313,979
Prior years	(103,164)	—	(103,164)	14,840	—	14,840
Total claims incurred and CAE, net	$3,263,496	$50,814	$3,314,310	$2,273,591	$55,228	$2,328,819
Claims paid and CAE
Current year	$2,490,146	$38,879	$2,529,025	$1,697,677	$47,449	$1,745,126
Prior years	485,022	8,173	493,195	467,891	8,759	476,650
Total claims and CAE paid, net	$2,975,168	$47,052	$3,022,220	$2,165,568	$56,208	$2,221,776

Benefits and CAE payable, end of period, net	$1,197,203	$16,954	$1,214,157	$767,806	$11,732	$779,538
Add: Reinsurance recoverable	55,025	—	55,025	87,905	—	87,905
Benefits and CAE payable, end of period	$1,252,228	$16,954	$1,269,182	$855,711	$11,732	$867,443

Amounts incurred related to prior periods vary from previously estimated liabilities as more claim information becomes available and claims are ultimately settled. The favorable development recognized in the six months ended June 30, 2024 resulted primarily from medical claims experience developing more favorably than originally expected.

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

The 2031 Notes are convertible into the Company's Class A common stock at an initial conversion rate of 120.1721 per $1,000 principal amount (equivalent to an initial conversion price of approximately $8.32 per share of Class A common stock), subject to customary adjustments upon the occurrence of certain events. During the quarterly period ended June 30, 2024, a conditional conversion feature of the 2031 Notes was satisfied when the last reported sales price per share of the Company’s common stock was greater than 130% of the conversion price of $8.32 per share for each of at least twenty (20) trading days during the period of thirty (30) consecutive trading days ending on, and including, the last trading day of the quarter. As a result, the 2031 Notes are convertible during the third quarter of 2024 at the option of the holder. As of the date of this Quarterly Report on Form 10-Q, the 2031 Notes have not been converted. Upon conversion, the 2031 Notes will be settled, at the Company's election, in shares of Class A common stock, cash, or a combination of cash and shares of Class A common stock, subject to certain exceptions.

As of June 30, 2024, the net carrying amount of the 2031 Notes was $299.2 million, with unamortized debt discount and issuance costs of $5.8 million. The estimated fair value of the 2031 Notes as of June 30, 2024 was $612.5 million. The Company classified the fair value of the 2031 Notes as a level 3 measurement due to the lack of observable market data over fair value inputs such as stock price volatility over the term of the 2031 Notes and the Company's cost of debt.

The following table presents the interest expense indicating an effective interest rate of 7.61% over the term of the 2031 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Coupon interest expense	$5,528	$5,528	$11,056	$11,056
Amortization of debt discount and issuance costs	195	195	389	389
Total interest expense	$5,723	$5,723	$11,445	$11,445

Revolving Credit Facility

As previously disclosed in Note 15 - Long-Term Debt, in our Annual Report on Form 10-K for the year ended December 31, 2023, on December 28, 2023, the Company entered into a third amendment to its senior secured credit agreement (the “Third Amendment”), with certain lenders (the “Lenders”) and Wells Fargo Bank, National Association, as administrative agent, which amended the senior secured credit agreement, dated as of February 21, 2021 (as amended by the Third Amendment, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a revolving loan credit facility (the “Revolving Credit Facility”) in the aggregate principal amount of $115.0 million. The Revolving Credit Facility is guaranteed by Oscar Management Corporation, each wholly owned subsidiary of the Company, and all of the Company's future direct and indirect subsidiaries (in each case subject to certain permitted exceptions, including exceptions for certain guarantees (i) that would require material governmental consents or (ii) in respect of joint ventures). The Revolving Credit Facility is secured by substantially all of the Company’s and the guarantors’ assets (subject to certain exceptions). Proceeds are to be used solely for general corporate purposes of the Company.

The Company is permitted to increase commitments under the Revolving Credit Facility by an aggregate amount not to exceed $50.0 million, subject to certain conditions.

The Revolving Credit Facility is available until December 2025, provided the Company is in compliance with all covenants, including financial covenants to maintain minimum thresholds related to direct policy premiums, consolidated Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”), and liquidity, and a maximum medical loss ratio.

As of June 30, 2024, there were no outstanding borrowings under the Revolving Credit Facility.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to Oscar Health, Inc.	$56,207	$(15,528)	$233,575	$(55,300)
Effect of convertible senior notes	5,840	—	11,621	—
Net income (loss) available to Oscar Health, Inc. common shareholders	$62,047	$(15,528)	$245,196	$(55,300)

Denominator:
Weighted average shares of common stock outstanding	238,672	219,400	235,056	218,164
Common stock equivalents	28,641	—	27,478	—
Effect of convertible senior notes	36,652	—	36,652	—
Weighted average shares of common stock outstanding and potential dilutive common shares outstanding	303,965	219,400	299,186	218,164

Net Earnings (Loss) per Share
Basic	$0.24	$(0.07)	$0.99	$(0.25)
Diluted	$0.20	$(0.07)	$0.82	$(0.25)

The following potential common shares were excluded from the computation of diluted net income (loss) per share attributable to Oscar Health, Inc. because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Stock options to purchase common stock	1,097	27,677	1,711	27,677
Restricted stock units	394	30,253	527	30,253
Performance-based restricted stock units	64	9,441	64	9,441
Shares underlying convertible notes (Note 7)	—	36,652	—	36,652
Total	1,555	104,023	2,302	104,023

9.    REINSURANCE

The Company participates in quota share reinsurance to limit risk and capital requirements and excess of loss ("XOL") reinsurance to mitigate the exposure of high cost or catastrophic member risk. The quota share reinsurance arrangements are with more than one counterparty with multiple state-level treaties. The XOL reinsurance arrangements are with a private counterparty and federal and state-run programs. A summary of the Company's reinsurance agreements and related accounting treatment is included in Note 4 - Reinsurance, in our Annual Report on Form 10-K for the year ended December 31, 2023.

The Company also operates under an assumed reinsurance contract, under which the Company shares proportionally in all premiums and claims underwritten for the Cigna+Oscar Small Group offering.

Reinsurance Contracts Accounted for under Deposit Accounting

As of June 30, 2024 and December 31, 2023, a deposit liability balance of $12.9 million and $7.0 million, respectively, was recorded for the Company's quota share arrangements accounted for under deposit accounting and represents fees due to the reinsurer, which are recognized within Selling, general, and administrative expenses on the Consolidated Statements of Operations.

For the three and six months ended June 30, 2024, the Company ceded 55% of its premium under reinsurance contracts accounted for under deposit accounting. For the three and six months ended June 30, 2023, the Company ceded 45% and 46% respectively, of its premium under reinsurance contracts accounted for under deposit accounting.

Reinsurance Contracts Accounted for under Reinsurance Accounting

Reinsurance accounting applies to quota share reinsurance contracts that are in runoff as well as the XOL treaties. Under reinsurance accounting, the Company records premium paid to the reinsurer as a reduction to premium revenue with a corresponding reinsurance payable. In the case of federal and state-run reinsurance programs, no reinsurance premiums are paid. Expected reimbursement from the reinsurer for claims incurred are recorded as a reduction to claims incurred with a corresponding reinsurance recoverable asset. The tables below present information for the Company's reinsurance arrangements accounted for under reinsurance accounting. Please see Note 2 - Revenue Recognition for total reinsurance premiums ceded and reinsurance premiums assumed, which are included as components of total Premium revenue in the Condensed Consolidated Statements of Operations.

The following table reconciles total Medical expenses to the amount presented in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Direct claims incurred	$1,680,066	$1,136,687	$3,203,712	$2,184,745
Ceded reinsurance claims	(29,954)	(14,943)	(49,652)	(18,567)
Assumed reinsurance claims	58,610	60,255	109,436	107,413
Medical expenses	$1,708,722	$1,181,999	$3,263,496	$2,273,591

The Company records Selling, general and administrative ("SG&A") expenses net of reinsurance ceding commissions and assumed SG&A expenses. The following table reconciles total Selling, general and administrative expenses to the amount presented in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Selling, general and administrative expenses, gross	$435,144	$337,833	$829,840	$734,817
Reinsurance ceding commissions	62	(589)	(472)	946
Selling, general and administrative expenses	$435,206	$337,244	$829,368	$735,763

The Company classifies Reinsurance recoverable within current assets on its Condensed Consolidated Balance Sheets. The composition of the Reinsurance recoverable balance is as follows:

(in thousands)	June 30, 2024	December 31, 2023
Reinsurance premium and claim recoverables	$242,639	$224,837
Reinsurance ceding commissions	7,017	7,054
Experience refunds on reinsurance agreements	(8,372)	9,303
Reinsurance recoverable	$241,284	$241,194

Credit Ratings

The financial condition of the Company's reinsurers is regularly evaluated to minimize exposure to significant losses. A key credit quality indicator for reinsurance is the financial strength ratings issued by the credit rating agencies, which provide an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The Company’s reinsurers have most recently been issued financial strength ratings of A+ or higher.

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

The following table presents the collective assets and liabilities of the Company's variable interest entities:

(in thousands)	June 30, 2024	December 31, 2023
Assets	$121,814	$125,709
Liabilities	$64,011	$74,568

11.    RELATED PARTY TRANSACTIONS

In February 2022, the Company issued the 2031 Notes to funds affiliated with or advised by Dragoneer Investment Group, LLC, Thrive Capital Management, LLC, LionTree Investment Management, LLC and Tenere Capital LLC (collectively, the “Purchasers”). See Note 7 - Debt for additional information.

12.    COMMITMENTS AND CONTINGENCIES

The Company’s current and past business practices are subject to review or other investigations by various state insurance and healthcare regulatory authorities and other state and federal regulatory authorities. These reviews focus on numerous facets of the Company’s business, including claims payment practices, statutory capital requirements, provider contracting, risk adjustment, competitive practices, commission payments, privacy issues, network adequacy, utilization management practices, pharmacy benefits, access to care, and sales practices, among others. Some of these reviews have historically resulted in fines imposed on the Company and some have required changes to certain of the Company’s practices. The Company continues to be subject to these reviews, which could result in additional fines or other sanctions being imposed on the Company or additional changes to certain of its practices.

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

13.    CANCELLATION OF FOUNDERS AWARDS

On March 28, 2023, the Company’s Co-Founders, Mario Schlosser (the Company’s President of Technology and Chief Technology Officer and former Chief Executive Officer) and Joshua Kushner (the Company’s Vice Chairman), recommended to the Company’s Board of Directors that they should cancel and terminate the applicable awards that were granted to them in connection with the Company’s Initial Public Offering (the “Founders Awards”). This recommendation was made in support of reducing the dilutive effects of equity awards granted on April 3, 2023, to Mark T. Bertolini in connection with his appointment as the Company’s Chief Executive Officer, effective April 3, 2023, and the Company’s annual employee equity awards granted in 2023. On March 28, 2023, Mr. Schlosser and Mr. Kushner each entered into an agreement to cancel and terminate his Founders Award, which consisted of performance-based restricted stock units covering 4,229,853 shares (for Mr. Schlosser) and 2,114,926 shares (for Mr. Kushner) of the Company’s Class A common stock. As a result of this cancellation, in March 2023 the Company recognized approximately $46.3 million of accelerated stock-based compensation expense that would have otherwise been recognized over the remaining vesting period of the awards. Stock-based compensation expense is included in the Selling, general and administrative line item on the Condensed Consolidated Statements of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included the Company's Annual Report on Form 10-K for the year ended December 31, 2023 that was filed with the SEC on February 15, 2024. Unless the context otherwise requires, references in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" to "we," "us," "our," "Oscar," "Oscar Health, Inc," and the "Company" mean the business and operations of Oscar Health, Inc. and its consolidated subsidiaries.

Index to this MD&A

Management's Discussion and Analysis of Financial Condition and Results of Operations is comprised of the following sections:

Overview

Oscar Health, Inc. is a leading healthcare technology company, whose mission is to make a healthier life accessible and affordable for all. Our full stack technology platform refers to our differentiated cloud-native end-to-end technology solution, which connects our member-facing features, including our mobile application, website, and virtual care solutions with our back-office tools that span all critical healthcare insurance and technology domains, including member and provider data, utilization management, claims management, billing, and benefits. Our member-first philosophy and innovative approach to care has earned the trust of approximately 1.6 million members, as of June 30, 2024. We currently offer individual and family as well as small group plans and we offer services through +Oscar that utilize our full stack technology platform to power others within the healthcare space.
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

Premium revenue includes direct policy premiums collected from our members and from the federal government, risk adjustment transfers, and assumed policy premiums we receive as part of our reinsurance arrangement under our Cigna+Oscar Small Group plan offering, and is net of ceded premium from run-off quota share reinsurance contracts accounted for under reinsurance accounting. Investment income primarily includes investment income, interest earned, and gains (losses) on our investment portfolio. Services and other revenue includes primarily revenue earned from administrative services performed as part of the +Oscar platform, as well as sublease income.

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

SG&A Expense Ratio

The SG&A Expense Ratio reflects the Company’s Selling, general and administrative expenses, as a percentage of Total revenue. Selling, general and administrative expenses primarily include wages, benefits, costs of software and hardware, and administrative costs for our corporate and technology functions, the impact of quota share reinsurance, and stock-based compensation. We believe the SG&A Expense Ratio is useful to evaluate our ability to manage our overall selling, general, and administrative cost base.

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

Recent Developments, Trends and Other Factors Impacting Performance

Non-Renewal of Cigna+Oscar Partnership and Exit from Small Group Market

On March 26, 2024, the Company notified Cigna Health and Life Insurance Company that it is not renewing the Cigna+Oscar Small Group arrangement after the expiration of the initial term on December 31, 2024. The parties will continue to offer their Cigna+Oscar Small Group product through December 15, 2024. Additionally, effective December 15, 2024, Oscar will no longer be offering small group products in any market. Refer to Note 1 - Organization - Non-Renewal of Cigna+Oscar Partnership and Exit from the Small Group Market included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Change Healthcare Incident

Change Healthcare (“CHC”), which provided claims clearinghouse and other services to the Company, experienced a cybersecurity incident on February 21, 2024. At this time, CHC has not notified the Company of any breach of our members’ data.

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

Risk Adjustment

The risk adjustment programs in the markets we serve are administered federally by Centers for Medicare & Medicaid Services (“CMS”) and are designed to mitigate the potential impact of adverse selection and provide stability for health insurers. Under this program, each plan is assigned a risk score based upon demographic information and current year claims information related to its members. The risk score is used to adjust plan revenue to reflect the relative risk of the plan's enrolled population. We reevaluate our risk adjustment transfer estimates as new information and market data becomes available until we receive the final reporting from CMS in later periods, up to twelve months in arrears.

Our risk adjustment transfer estimates are subject to a high degree of estimation and variability and are affected by the relative risk of our members, and in the case of ACA, relative to that of other insurers. There is a higher degree of uncertainty associated with estimates of risk adjustment transfers at the beginning of the policy year resulting from composition of the risk score being based on concurrent claim data. There is additional uncertainty for both markets and blocks of business that experience outsized growth, compounded by the lack of credible experience data on the newly enrolling population. Furthermore, there is also uncertainty associated with changes in other carriers operations, which may impact the ultimate degree of market level risk. Actual risk adjustment calculations and transfers could materially differ from our assumptions.

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

Seasonality

Our business is generally affected by the seasonal patterns of our member enrollment, medical expenses, and health plan mix shift. SEP or other market dynamics that drive enrollment and/or mix changes throughout the year may impact the per member levels of premiums, claims, and/or risk adjustment transfers. Additionally, medical expenses have historically been highest towards the second half of the year due to a number of factors discussed above.

Reinsurance

We believe our reinsurance agreements help us achieve important goals for our business, including risk management, capital efficiency, and greater predictability in our earnings in the event of unexpected significant fluctuations in our MLR. Specifically, reinsurance is a financial arrangement under which the reinsurer agrees to cover a portion of our medical claims in return for a portion of the premium. Our reinsurance agreements are contracted under two different types of arrangements: quota share reinsurance contracts and excess of loss ("XOL") reinsurance contracts. Reinsurance agreements do not relieve us of our primary medical claims incurred obligations. Refer to Note 9 - Reinsurance included elsewhere in this Quarterly Report on Form 10-Q for a description of the accounting methods used to record our quota share reinsurance arrangements.

Regulatory Update

In December 2022, Congress passed the omnibus spending bill which delinked the Medicaid continuous coverage from the end of the public health emergency (“PHE”) for COVID-19. Medicaid redeterminations were required to begin by April 1, 2023, and while most states initially anticipated completing unwinding-related renewals by mid-2024, many states have extended their unwinding timelines for several additional months, due to adoption of strategies to promote continuity of coverage for eligible individuals, pauses in procedural disenrollments, or other state-specific situations. The redeterminations are ongoing, and consumers’ transitions from Medicaid or Children’s Health Insurance Program (CHIP) coverage to ACA marketplace plans may contribute to additional growth in the ACA marketplace. CMS also previously announced a SEP that began March 31, 2023 and was expected to end July 31, 2024, but has been extended to November 30, 2024. The latest estimates from CMS indicate that Medicaid redeterminations will be complete in almost all states in which Oscar offers plans by July 2024, however, given uncertainties in CMS’s estimates and the extended SEP, we expect to continue to see consumers enrolling in ACA marketplace plans past this date.

On July 19, 2024, in response to increases in unauthorized changes in consumers’ enrollments by agents and brokers, CMS announced they will now block an agent or broker from making changes to a consumer’s federally facilitated marketplace enrollment unless the agent is already associated with the consumer’s enrollment. We continue to monitor regulatory developments to address bad actors, including possible changes to eligibility or income verification requirements or increased enforcement of existing requirements by CMS.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the Company's significant accounting policies is included in Note 2 - Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2023. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. As of June 30, 2024, there were no significant changes to the critical accounting estimates from what was reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	2024	2023
Revenue
Premium	$2,164,116	$1,474,966	$4,257,798	$2,903,592
Investment income	49,994	41,484	92,983	77,540
Services and other	5,231	5,085	10,865	10,088
Total revenue	2,219,341	1,521,535	4,361,646	2,991,220
Operating Expenses
Medical	1,708,722	1,181,999	3,263,496	2,273,591
Selling, general, and administrative	435,206	337,244	829,368	735,763
Depreciation and amortization	7,601	8,821	15,412	13,760
Total operating expenses	2,151,529	1,528,064	4,108,276	3,023,114
Earnings (loss) from operations	67,812	(6,529)	253,370	(31,894)
Interest expense	5,991	6,120	11,893	12,256
Other expenses	872	1,612	2,050	7,718
Earnings (loss) before income taxes	60,949	(14,261)	239,427	(51,868)
Income tax expense	4,637	1,164	5,633	3,185
Net income (loss)	$56,312	$(15,425)	$233,794	$(55,053)

Medical Loss Ratio (MLR)	79.0%	79.9%	76.7%	78.2%
SG&A Expense Ratio	19.6%	22.2%	19.0%	24.6%
Adjusted EBITDA	$104,126	$35,572	$323,440	$86,640

Membership

We view the number of members enrolled in our health plans as an important metric to help evaluate and estimate revenue and market share. Additionally, the more members we enroll, the more data we have, which allows us to improve the functionality of our platform. The following table summarizes the Company’s membership by offering:

	As of June 30,
Membership by Offering	2024	2023
Individual and Small Group	1,522,432	900,228
Medicare Advantage	—	1,843
Cigna+Oscar (1)	58,293	68,472
Total Members (2)	1,580,725	970,543
(1) Represents total membership for our co-branded partnership with Cigna.
(2) A member covered under more than one of our health plans counts as a single member for the purposes of this metric.

Membership increased by 610,182, or 63%, as of June 30, 2024, compared to June 30, 2023. The increase in membership is a result of strong retention and new enrollments in existing and expansion markets further supported by ACA market growth in 2024. The increase was partially offset by a decrease in Cigna+Oscar members served and our exit from the Medicare Advantage market.

Premium

Premium revenue increased $689.2 million, or 47%, for the three months ended June 30, 2024, compared to the same period in 2023, and increased $1.4 billion, or 47%, for the six months ended June 30, 2024, compared to the same period in 2023. These increases were primarily driven by higher membership and rate increases, partially offset by higher risk adjustment transfers as a percentage of premiums.

Investment Income

Investment income increased $8.5 million, or 21%, for the three months ended June 30, 2024, compared to the same period in 2023, and increased $15.4 million, or 20%, for the six months ended June 30, 2024, compared to the same period in 2023. These increases were due to a larger asset base, higher investment yields, and higher interest rates.

Services and Other

Services and other revenue increased $0.1 million, or 3%, for the three months ended June 30, 2024, compared to the same period in 2023, and increased $0.8 million, or 8%, for the six months ended June 30, 2024, compared to the same period in 2023. These increases were primarily driven by more customer arrangements in 2024 as compared to the same period in 2023.

Medical Expenses and MLR

Medical expenses increased $526.7 million, or 45%, for the three months ended June 30, 2024, compared to the same period in 2023, and increased $989.9 million, or 44%, for the six months ended June 30, 2024, compared to the same period in 2023. These increases were primarily due to increased membership. MLR improved for the three months ended June 30, 2024, compared to the same period in 2023, primarily due to favorable prior period development. MLR improved for the six months ended June 30, 2024, compared to the same period in 2023, primarily due to favorable prior period development, as well as targeted rate actions, a disciplined pricing strategy to increase margins, and strong execution on initiatives to manage medical costs.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	2024	2023
Medical	$1,708,722	$1,181,999	$3,263,496	$2,273,591
Less: Ceded quota share reinsurance claims(1)	(3,860)	(2,786)	(4,915)	3,649
Net claims before ceded quota share reinsurance (A)	$1,712,582	$1,184,785	$3,268,411	$2,269,942

Premium	$2,164,116	$1,474,966	$4,257,798	$2,903,592
Less: Ceded quota share reinsurance premiums (2)	(2,820)	(7,338)	(4,836)	(683)
Net premiums before ceded quota share reinsurance (B)	$2,166,936	$1,482,304	$4,262,634	$2,904,275
Medical Loss Ratio (A divided by B)	79.0%	79.9%	76.7%	78.2%
(1)Represents prior period development for claims ceded to reinsurers pursuant to quota share treaties accounted for under reinsurance accounting, which are in runoff.
(2)Represents prior period development for premiums ceded to reinsurers pursuant to quota share treaties accounted for under reinsurance accounting, which are in runoff.

Selling, General and Administrative Expenses and SG&A Expense Ratio

Selling, general and administrative expenses increased $98.0 million, or 29%, for the three months ended June 30, 2024, compared to the same period in 2023, and increased $93.6 million, or 13%, for the six months ended June 30, 2024, compared to the same period in 2023. These increases were driven by higher distribution and selling expenses associated with higher membership year over year, partially offset by the impact of the acceleration of stock compensation expense associated with the cancellation of the Founders Awards in the first quarter of 2023. The SG&A Expense Ratio improved 2.6 points quarter over quarter, and 5.6 points year over year primarily due to improved fixed cost leverage and variable cost efficiencies, partially offset by higher risk adjustment transfers as a percentage of premiums.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased $1.7 million, or 12%, for the six months ended June 30, 2024, compared to the same period in 2023. The increase was due to an increase in internally developed software placed into service.

Income Tax Expense (Benefit)

Our effective tax rate for the three months ended June 30, 2024 and 2023 was approximately 7.6% and (8.2)%, respectively, and 2.4% and (6.1)% for the six months ended June 30, 2024 and 2023, respectively.

Adjusted EBITDA

The table below sets forth the reconciliation of Net income (loss) to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income (loss)	$56,312	$(15,425)	$233,794	$(55,053)
Interest expense	5,991	6,120	11,893	12,256
Other expenses	872	1,612	2,050	7,718
Income tax expense	4,637	1,164	5,633	3,185
Depreciation and amortization	7,601	8,822	15,412	13,761
Stock-based compensation(1)	28,713	33,279	54,658	104,773
Adjusted EBITDA	$104,126	$35,572	$323,440	$86,640
(1)Represents non-cash expenses related to equity-based compensation programs, which vary from period to period depending on various factors including the timing, number, and the valuation of awards. The six months ended June 30, 2023 includes a non-recurring charge of $46.3 million related to accelerated stock-based compensation expense recognized as a result of the cancellation of the Founders Awards. Refer to Note 13 - Cancellation of Founders Awards included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Liquidity and Capital Resources

Overview

We maintain liquidity at two levels of our corporate structure, through our health insurance subsidiaries (any subsidiary of Oscar Health, Inc. that has applied for or received a license, certification or authorization to sell health plans by any state Department of Insurance, Department of Financial Services, Department of Health, or comparable regulatory authority) and through our holding company (our parent company, Oscar Health, Inc., on a standalone basis (“Parent”) and subsidiaries excluding our health insurance subsidiaries).

The majority of the assets held by the holding company are in the form of cash and cash equivalents and investments. As of June 30, 2024 and December 31, 2023, total cash and cash equivalents and investments held by the holding company was $204.4 million and $234.1 million, respectively, of which $12.6 million was restricted for both June 30, 2024 and December 31, 2023.

The majority of the assets held by our health insurance subsidiaries are in the form of cash and cash equivalents and investments. As of June 30, 2024 and December 31, 2023, total cash and cash equivalents and investments held by our health insurance subsidiaries was $3.9 billion and $2.7 billion, respectively, of which $17.3 million for both 2024 and 2023 was on deposit with regulators as required for statutory licensing purposes. These amounts are classified as restricted deposits on the balance sheet.

Our health insurance subsidiaries’ states of domicile have statutory minimum capital requirements that are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The combined statutory capital and surplus of our health insurance subsidiaries was $1,108.3 million and $800.6 million as of June 30, 2024 and December 31, 2023, respectively, which was in compliance with and in excess of the minimum capital requirements for each period. The health insurance subsidiaries historically have required capital contributions from Parent to maintain minimum levels. The health insurance subsidiaries may be subject to additional capital and surplus requirements in the future, as a result of factors such as increasing membership and medical costs, which may require us to incur additional indebtedness, sell capital stock, or access other sources of funding in order to fund such requirements. During periods of increased volatility, adverse securities and credit markets, including those due to rising interest rates, may exert downward pressure on the availability of liquidity and credit capacity for certain issuers, and any such funding may not be available on favorable terms, or at all.

As our health insurance subsidiaries have collectively become profitable and to the extent their levels of statutory capital and surplus continue to exceed minimum regulatory requirements, we may make periodic requests for dividends and distributions from our subsidiaries to fund our operations or seek to enter into transactions or structures that enable us to efficiently deploy this excess capital, which may or may not require approval by our regulators. The health insurance subsidiaries paid dividends, distributions, and loan repayments of $52.0 million to Parent in 2023. During the six months ended June 30, 2024, our health insurance subsidiaries have made loan repayments of $18.0 million to Parent.

Our health insurance subsidiaries also utilize quota share reinsurance arrangements to reduce our minimum capital and surplus requirements, which are designed to enable us to efficiently deploy capital to fund our growth. During the six months ended June 30, 2024 and June 30, 2023, Parent made $28.0 million and $12.5 million of capital contributions, respectively, to the health insurance subsidiaries. We estimate that had we not had any quota share reinsurance arrangements in place, the health insurance subsidiaries would have been required to hold approximately $485.7 million and $447.1 million of additional capital as of June 30, 2024 and December 31, 2023, respectively, which Parent would have been required to fund. The actual amount of any required capital contributions to our insurance subsidiaries may differ at any given time depending on each health insurance subsidiary’s capital adequacy.

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

Our cash flows used in operations may differ substantially from our net loss due to non-cash charges or due to changes in balance sheet accounts. The timing of our cash flows from operating activities can also vary among periods due to the timing of payments made or received. Some of our payments and receipts, including risk adjustment transfers and reinsurance receipts, can be significant. As such, timing of payments and receipts can influence cash flows from operating activities in any given period which would have a negative impact on our operating cash flows.

Long-Term Cash Requirements
Our long-term cash requirements under our various contractual obligations and commitments include operating leases. We expect the cash required to meet our long-term obligations to be primarily generated through future cash flows from operations.

Convertible Senior Notes

During the quarterly period ended June 30, 2024, the conditional conversion feature of the 2031 Notes, which permits conversion upon satisfaction of the common stock sale price condition, was satisfied. As a result, the 2031 Notes are convertible during the third quarter of 2024 at the option of the holder. As of the date of this Quarterly Report on Form 10-Q, the 2031 Notes have not been converted. Upon conversion, the 2031 Notes will be settled, at the Company’s election, in shares of Class A common stock, cash, or a combination of cash and shares of Class A common stock, subject to certain exceptions.

Oscar may not redeem the 2031 Notes at the Company’s option prior to December 31, 2026.

For more information on our 2031 Notes, including the requirements for redemption, see in Note 15 - Long-Term Debt, in our Annual Report on Form 10-K for the year ended December 31, 2023, and, Note 7 – Debt to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Revolving Credit Facility

We have $115.0 million available to draw under our Revolving Credit Facility until December 2025, provided we are in compliance with all covenants. As of June 30, 2024, there were no outstanding borrowings under the Revolving Credit Facility. For more information on our Revolving Credit Facility, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving Credit Facility in our Annual Report on Form 10-K for the year ended December 31, 2023, and Note 7 – Debt to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our health insurance subsidiaries may invest. These investment policies require that our investments of U.S. corporate bonds have final maturities of a maximum of two years from the settlement date and a maximum of five years from the settlement date for U.S. Government obligations. Professional portfolio managers operating under documented guidelines manage our investments and a portion of our cash equivalents. Our portfolio managers must obtain our prior approval before selling investments in a loss position. Net investment income for our health insurance subsidiaries was $47.2 million and $39.3 million for the three months ended June 30, 2024 and June 30, 2023, respectively, and $87.5 million and $74.2 million for the six months ended June 30, 2024, and June 30, 2023, respectively.

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

Summary of Cash Flows

Our primary operating cash flow sources are premiums and investment income. Our primary operating cash flow uses are payments for claims, risk adjustment transfers, and operating expenses, including interest expense. For the six months ended June 30, 2024, net cash provided by operating activities was $1,131.5 million as compared with $580.2 million for the same period in 2023. The increase was primarily due to higher premiums received, which were partially offset by higher claim disbursements.

Cash flows from investing activities primarily include the purchase and disposition of financial instruments. For the six months ended June 30, 2024, net cash used in investing activities was $778.2 million as compared to net cash provided by investing activities of $179.4 million for the same period in 2023. The change was primarily due to an increase in purchases of securities and a lower level of maturing investment.

Cash flows from financing activities may include proceeds from the issuance of debt securities and proceeds from stock option exercises. For the six months ended June 30, 2024, net cash provided by financing activities was $46.0 million as compared to $3.1 million for the same period in 2023. The increase was primarily due to proceeds received from the exercise of stock options.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the fair value of our investment portfolio, which consists of U.S. treasury and agency securities, corporate notes, and certificates of deposit. Our primary market risk exposure is driven by changes to prime rate-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. Assuming a hypothetical and immediate 1% increase in interest rates at June 30, 2024, the fair value of our investments would decrease by approximately $32.9 million. Any declines in interest rates over time would reduce our investment income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) As previously disclosed, on April 2, 2024, Mark T. Bertolini, the Company’s Chief Executive Officer, terminated his sell-to-cover instruction providing for sales of Class A common stock as necessary to cover tax withholding obligations incurred in connection with the vesting or settlement of restricted stock units, as Mr. Bertolini has elected to pay such amounts in cash. The instruction was originally adopted on August 13, 2023 and was intended to satisfy the affirmative defense of Rule 10b5-1(c).

On May 15, 2024, R. Scott Blackley, the Company’s Chief Financial Officer, terminated the Rule 10b5-1 trading arrangement that he had previously entered into for the sale of up to 250,000 shares of the Company’s Class A common stock by February 27, 2025. The arrangement was originally adopted on February 28, 2024 and was intended to satisfy the affirmative defense of Rule 10b5-1(c).

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

OSCAR HEALTH, INC.

Date: August 7, 2024	By:	/s/ Mark T. Bertolini
Mark T. Bertolini
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2024	By:	/s/ R. Scott Blackley
R. Scott Blackley
Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2024	By:	/s/ Victoria Baltrus
Victoria Baltrus
Chief Accounting Officer
(Principal Accounting Officer)