Form 10-Q
period 2024-09-30
Oscar Health, Inc.
filed 2024-11-07
CIK 1568651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of October 31, 2024
Class A Common Stock, par value $0.00001 per share	211,754,816
Class B Common Stock, par value $0.00001 per share	35,514,201

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Revenue
Premium	$2,368,257	$1,392,082	$6,626,055	$4,295,674
Investment income	50,326	42,368	143,309	119,908
Services and other	4,899	5,541	15,764	15,629
Total revenue	2,423,482	1,439,991	6,785,128	4,431,211
Operating Expenses
Medical	2,003,979	1,163,194	5,267,475	3,436,785
Selling, general, and administrative	460,377	325,850	1,289,745	1,061,612
Depreciation and amortization	7,500	9,191	22,912	22,952
Total operating expenses	2,471,856	1,498,235	6,580,132	4,521,349
Earnings (loss) from operations	(48,374)	(58,244)	204,996	(90,138)
Interest expense	5,815	6,130	17,708	18,386
Other expenses (income)	(1,877)	414	173	8,132
Earnings (loss) before income taxes	(52,312)	(64,788)	187,115	(116,656)
Income tax expense	2,076	915	7,709	4,100
Net income (loss)	(54,388)	(65,703)	179,406	(120,756)
Less: Net income (loss) attributable to noncontrolling interests	208	(305)	427	(58)
Net income (loss) attributable to Oscar Health, Inc.	$(54,596)	$(65,398)	$178,979	$(120,698)

Earnings (Loss) per Share
Basic	$(0.22)	$(0.29)	$0.75	$(0.55)
Diluted	$(0.22)	$(0.29)	$0.65	$(0.55)
Weighted Average Common Shares Outstanding
Basic	243,106	223,099	237,759	219,827
Diluted	243,106	223,099	301,459	219,827

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net income (loss)	$(54,388)	$(65,703)	$179,406	$(120,756)
Other comprehensive income (loss), net of tax:
Net unrealized gains on securities available for sale	28,676	2,403	24,742	5,262
Comprehensive income (loss)	(25,712)	(63,300)	204,148	(115,494)

Comprehensive income (loss) attributable to noncontrolling interests	208	(305)	427	(58)
Comprehensive income (loss) attributable to Oscar Health, Inc.	$(25,920)	$(62,995)	$203,721	$(115,436)

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands)	September 30, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$1,206,145	$1,870,315
Short-term investments	503,784	689,833
Premiums and accounts receivable (net of allowance for credit losses of $30,100 and $31,600)	300,635	201,269
Risk adjustment transfer receivable	63,512	51,925
Reinsurance recoverable	273,317	241,194
Other current assets	20,661	6,564
Total current assets	2,368,054	3,061,100
Property, equipment, and capitalized software, net	66,631	61,930
Long-term investments	1,933,892	365,309
Restricted deposits	30,069	29,870
Other assets	84,369	83,271
Total assets	$4,483,015	$3,601,480

Liabilities and Stockholders' Equity
Current Liabilities:
Benefits payable	$1,356,726	$965,986
Risk adjustment transfer payable	1,083,880	1,056,941
Premium deficiency reserve	1,444	5,776
Unearned premiums	66,129	65,918
Accounts payable and other liabilities	395,481	273,367
Reinsurance payable	51,117	61,024
Total current liabilities	2,954,777	2,429,012
Long-term debt	299,361	298,777
Other liabilities	63,537	67,574
Total liabilities	3,317,675	2,795,363
Commitments and contingencies (Note 12)
Stockholders' Equity
Class A common stock ($0.00001 par value; 825,000 thousand shares authorized, 211,702 thousand and 193,875 thousand shares outstanding as of September 30, 2024 and December 31, 2023, respectively)	2	2
Class B common stock ($0.00001 par value; 82,500 thousand shares authorized, 35,514 thousand shares outstanding as of September 30, 2024 and December 31, 2023, respectively)	—	—
Treasury stock (315 thousand shares as of September 30, 2024 and December 31, 2023)	(2,923)	(2,923)
Additional paid-in capital	3,837,369	3,682,294
Accumulated deficit	(2,697,736)	(2,876,715)
Accumulated other comprehensive income	26,051	1,309
Total Oscar Health, Inc. stockholders' equity	1,162,763	803,967
Noncontrolling interests	2,577	2,150
Total stockholders' equity	1,165,340	806,117
Total liabilities and stockholders' equity	$4,483,015	$3,601,480

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Common stock, Class A shares
Balance, beginning of period	206,153	186,790	193,875	181,176
Issuance of common stock from equity incentive plans	5,549	4,006	17,827	9,619
Balance, end of period	211,702	190,796	211,702	190,796
Common stock, Class B shares
Balance, beginning of period	35,514	35,116	35,514	35,116
Issuance of common stock from equity incentive plans	—	180	—	180
Balance, end of period	35,514	35,296	35,514	35,296
Common stock, Class A
Balance, beginning of period	$2	$2	$2	$2
Balance, end of period	2	2	2	2
Treasury stock
Balance, beginning of period	(2,923)	(2,923)	(2,923)	(2,923)
Balance, end of period	(2,923)	(2,923)	(2,923)	(2,923)
Additional paid-in capital
Balance, beginning of period	3,786,885	3,620,766	3,682,294	3,509,007
Issuance of common stock from equity incentive plans	18,560	300	64,571	2,886
Stock-based compensation expense	31,924	30,449	90,504	139,151
Joint venture contribution	—	2,020	—	2,491
Balance, end of period	3,837,369	3,653,535	3,837,369	3,653,535
Accumulated Deficit
Balance, beginning of period	(2,643,140)	(2,661,287)	(2,876,715)	(2,605,987)
Net income (loss)	(54,596)	(65,398)	178,979	(120,698)
Balance, end of period	(2,697,736)	(2,726,685)	(2,697,736)	(2,726,685)
Accumulated other comprehensive income (loss)
Balance, beginning of period	(2,625)	(6,856)	1,309	(9,715)
Unrealized gains on investments, net	28,676	2,403	24,742	5,262
Balance, end of period	26,051	(4,453)	26,051	(4,453)
Noncontrolling interests
Balance, beginning of period	2,369	2,263	2,150	2,016
Net income (loss) attributable to noncontrolling interests	208	(305)	427	(58)
Balance, end of period	2,577	1,958	2,577	1,958
Total stockholders' equity	$1,165,340	$921,434	$1,165,340	$921,434

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$179,406	$(120,756)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred taxes	(68)	95
Net realized loss on sale of financial instruments	2	70
Depreciation and amortization expense	22,912	22,952
Amortization of debt issuance costs	583	583
Stock-based compensation expense	83,969	133,541
Net accretion of investments	(18,956)	(22,856)
Change in provision for credit losses	(1,500)	12,000
Changes in assets and liabilities:
(Increase) / decrease in:
Premiums and accounts receivable	(97,867)	(2,622)
Risk adjustment transfer receivable	(11,587)	(4,265)
Reinsurance recoverable	(32,123)	615,084
Other assets	(15,127)	3,854
Increase / (decrease) in:
Benefits payable	390,740	(27,278)
Unearned premiums	211	(7,396)
Premium deficiency reserve	(4,332)	(4,035)
Accounts payable and other liabilities	118,079	(41,366)
Reinsurance payable	(9,907)	(360,335)
Risk adjustment transfer payable	26,938	(766,297)
Net cash provided by (used in) operating activities	631,373	(569,027)
Cash Flows from Investing Activities:
Purchase of investments	(2,023,049)	(622,183)
Sale of investments	21,188	26,656
Maturity of investments	663,011	1,019,612
Purchase of property, equipment and capitalized software	(21,078)	(19,475)
Change in restricted deposits	3,942	100
Net cash (used in) provided by investing activities	(1,355,986)	404,710
Cash Flows from Financing Activities:
Proceeds from joint venture contribution	—	2,491
Proceeds from exercise of stock options	64,571	2,886
Net cash provided by financing activities	64,571	5,377
Decrease in cash, cash equivalents and restricted cash equivalents	(660,042)	(158,940)
Cash, cash equivalents, restricted cash and cash equivalents—beginning of period	1,891,971	1,580,497
Cash, cash equivalents, restricted cash and cash equivalents—end of period	1,231,929	1,421,557
Cash and cash equivalents	1,206,145	1,399,791
Restricted cash and cash equivalents included in restricted deposits	25,784	21,766
Total cash, cash equivalents and restricted cash and cash equivalents	$1,231,929	$1,421,557
Supplemental Disclosures:
Interest payments	$22,480	$22,893
Income tax payments	$636	$1,000

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

The Company’s member-first philosophy and innovative approach to care has earned the trust of approximately 1.65 million members, as of September 30, 2024.

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

Accounting Pronouncements - Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07 ("ASU 2023-07"), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires, for each reportable segment, disclosure of significant segment expenses categories, other segment items, enhanced interim disclosures of certain segment-related disclosures that previously were only required annually, and other disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has evaluated the impact of the adoption of this guidance on the Consolidated Financial Statements and related disclosures. The Company believes the adoption of ASU 2023-07 will not have a material impact on the Company’s financial position but will result in additional segment footnote disclosures in the Company’s annual consolidated financial statements for the year ending December 31, 2024, as well as interim periods thereafter. More specifically, the Company will provide enhanced disclosures regarding the measure of profit or loss reviewed by the Chief Operating Decision Maker as well as enhanced expense disclosures.

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

2.    REVENUE RECOGNITION

Premium

Premium revenue includes direct policy premiums collected from members and the federal government, assumed policy premiums received as part of the reinsurance arrangement under the Cigna+Oscar Small Group plan offering, and risk adjustment transfers. Premium revenue is net of ceded premium from excess of loss ("XOL") and run-off quota share reinsurance contracts accounted for under reinsurance accounting (See Note 9 - Reinsurance for additional information on the Company’s reinsurance contracts).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Direct policy premiums	$2,687,883	$1,548,571	$7,542,098	$4,796,819
Assumed premiums	55,062	57,836	173,134	174,166
Risk adjustment transfers	(374,828)	(211,422)	(1,077,121)	(665,200)
Reinsurance premiums ceded	140	(2,903)	(12,056)	(10,111)
Premium	$2,368,257	$1,392,082	$6,626,055	$4,295,674

The direct policy premiums received from Centers for Medicare & Medicaid Services ("CMS") for the three and nine months ended September 30, 2024 were $2,488.4 million and $6,952.3 million, respectively. For the three and nine months ended September 30, 2023, direct policy premiums received from CMS were $1,328.2 million and $4,113.0 million respectively.

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

3.    INVESTMENTS

Net investment income was attributable to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Fixed maturity securities	$22,996	$15,987	$54,414	$46,219
Cash equivalents	25,986	24,874	84,659	69,691
Other (1)	1,555	1,682	4,783	4,605
Investment income	50,537	42,543	143,856	120,515
Investment expense	(211)	(175)	(547)	(607)
Total	$50,326	$42,368	$143,309	$119,908
(1) Represents the net interest earned on funds withheld.

As of September 30, 2024 and December 31, 2023, the Company recorded accrued investment income of $20.7 million and $6.6 million, respectively.

The following tables provide summaries of the Company's investments by major security type as of September 30, 2024 and December 31, 2023:

	September 30, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury and agency securities	$1,891,092	$24,133	$(974)	$1,914,251
Corporate notes	481,698	3,019	(157)	484,560
Certificates of deposit	38,865	—	—	38,865
Total	$2,411,655	$27,152	$(1,131)	$2,437,676

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury and agency securities	$802,288	$1,689	$(1,062)	$802,915
Corporate notes	234,908	854	(198)	235,564
Certificates of deposit	16,663	—	—	16,663
Total	$1,053,859	$2,543	$(1,260)	$1,055,142

The following tables present the estimated fair value and gross unrealized losses of fixed maturity securities in a gross unrealized loss position, by the length of time in which the securities have continuously been in that position, as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Less than 12 Months			12 Months or Longer
(in thousands, except no. of securities)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. treasury and agency securities	90	$455,067	$(910)	6	$47,680	$(63)
Corporate notes	75	99,362	(154)	1	3,270	(4)
Total	165	$554,429	$(1,064)	$7	$50,950	$(67)

	December 31, 2023
	Less than 12 Months			12 Months or Longer
(in thousands, except no. of securities)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. treasury and agency securities	69	$480,312	$(995)	4	$24,551	$(67)
Corporate notes	64	79,024	(166)	19	5,545	(32)
Total	133	$559,336	$(1,161)	23	$30,096	$(99)

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

The amortized cost and fair value of the Company's fixed maturity securities as of September 30, 2024 and December 31, 2023 by contractual maturity are shown below. Actual maturities of these securities could differ from their contractual maturities because issuers may have the right to call or prepay obligations, with or without penalties.

	September 30, 2024		December 31, 2023
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$502,534	$503,784	$690,694	$689,833
Due after one year through five years	1,909,121	1,933,892	363,165	365,309
Total	$2,411,655	$2,437,676	$1,053,859	$1,055,142

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

The following tables summarize fair value measurements by level for assets and liabilities measured at fair value on a recurring basis:

	September 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$95,844	$—	$—	$95,844
Investments
U.S. treasury and agency securities	$—	$1,914,251	$—	$1,914,251
Corporate notes	—	484,560	—	484,560
Certificates of deposit	—	38,865	—	38,865
Restricted investments
U.S. treasury securities	—	4,285	—	4,285
Total	$95,844	$2,441,961	$—	$2,537,805

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$434,330	$—	$—	$434,330
Investments
U.S. treasury and agency securities	$—	$802,915	$—	$802,915
Corporate notes	—	235,564	—	235,564
Certificates of deposit	—	16,663	—	16,663
Restricted investments
U.S. treasury securities	—	5,736	—	5,736
Certificates of deposit	$—	$2,478	$—	$2,478
Total	$434,330	$1,063,356	$—	$1,497,686

5.    RESTRICTED CASH AND RESTRICTED DEPOSITS

The Company maintains cash, cash equivalents and investments on deposit for its property leases or pledged to various state agencies in connection with its insurance licensure. The restricted cash and cash equivalents and restricted investments presented below are included in Restricted deposits in the accompanying Condensed Consolidated Balance Sheets.

(in thousands)	September 30, 2024	December 31, 2023
Restricted cash and cash equivalents	$25,784	$21,656
Restricted investments	4,285	8,214
Restricted deposits	$30,069	$29,870

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

The following table provides a rollforward of the Company’s beginning and ending benefits payable and claims adjustment expenses ("CAE") payable balances for the nine months ended September 30, 2024 and 2023:

	As of September 30, 2024			As of September 30, 2023
(in thousands)	Benefits Payable	Unallocated Claims Adjustment Expense	Total	Benefits Payable	Unallocated Claims Adjustment Expense	Total
Benefits payable, beginning of the period	$965,986	$13,192	$979,178	$937,727	$12,712	$950,439
Less: Reinsurance recoverable	57,111	—	57,111	277,944	—	277,944
Benefits payable, beginning of the period, net	$908,875	$13,192	$922,067	$659,783	$12,712	$672,495
Claims incurred and CAE
Current year	$5,388,787	$82,642	$5,471,429	$3,418,106	$68,814	$3,486,920
Prior years	(121,312)	—	(121,312)	18,679	—	18,679
Total claims incurred and CAE, net	$5,267,475	$82,642	$5,350,117	$3,436,785	$68,814	$3,505,599
Claims paid and CAE
Current year	$4,345,363	$68,013	$4,413,376	$2,737,037	$59,454	$2,796,491
Prior years	533,393	9,061	542,454	522,678	9,664	532,342
Total claims and CAE paid, net	$4,878,756	$77,074	$4,955,830	$3,259,715	$69,118	$3,328,833

Benefits and CAE payable, end of period, net	$1,297,594	$18,760	$1,316,354	$836,853	$12,408	$849,261
Add: Reinsurance recoverable	59,132	—	59,132	73,596	—	73,596
Benefits and CAE payable, end of period	$1,356,726	$18,760	$1,375,486	$910,449	$12,408	$922,857

Amounts incurred related to prior periods vary from previously estimated liabilities as more claim information becomes available and claims are ultimately settled. The favorable development recognized in the nine months ended September 30, 2024 resulted primarily from lower than expected paid claims.

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

The 2031 Notes are convertible into the Company's Class A common stock at an initial conversion rate of 120.1721 per $1,000 principal amount (equivalent to an initial conversion price of approximately $8.32 per share of Class A common stock), subject to customary adjustments upon the occurrence of certain events. During the quarterly period ended September 30, 2024, a conditional conversion feature of the 2031 Notes was satisfied when the last reported sales price per share of the Company’s common stock was greater than 130% of the conversion price of $8.32 per share for each of at least twenty (20) trading days during the period of thirty (30) consecutive trading days ending on, and including, the last trading day of the quarter. As a result, the 2031 Notes are convertible during the fourth quarter of 2024 at the option of the holder. As of the date of this Quarterly Report on Form 10-Q, the 2031 Notes have not been converted. Upon conversion, the 2031 Notes will be settled, at the Company's election, in shares of Class A common stock, cash, or a combination of cash and shares of Class A common stock, subject to certain exceptions.

As of September 30, 2024, the net carrying amount of the 2031 Notes was $299.4 million, with unamortized debt discount and issuance costs of $5.6 million. The estimated fair value of the 2031 Notes as of September 30, 2024 was $807.0 million. The Company classified the fair value of the 2031 Notes as a level 3 measurement due to the lack of observable market data over fair value inputs such as stock price volatility over the term of the 2031 Notes and the Company's cost of debt.

The following table presents the interest expense indicating an effective interest rate of 7.61% over the term of the 2031 Notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Coupon interest expense	$5,344	$5,528	$16,400	$16,584
Amortization of debt discount and issuance costs	194	195	583	584
Total interest expense	$5,538	$5,723	$16,983	$17,168

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

As of September 30, 2024, there were no outstanding borrowings under the Revolving Credit Facility.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to Oscar Health, Inc.	$(54,596)	$(65,398)	$178,979	$(120,698)
Effect of convertible senior notes	—	—	17,459	—
Net income (loss) available to Oscar Health, Inc. common shareholders	$(54,596)	$(65,398)	$196,438	$(120,698)

Denominator:
Weighted average shares of common stock outstanding	243,106	223,099	237,759	219,827
Common stock equivalents	—	—	27,048	—
Effect of convertible senior notes	—	—	36,652	—
Weighted average shares of common stock outstanding and potential dilutive common shares outstanding	243,106	223,099	301,459	219,827

Net Earnings (Loss) per Share
Basic	$(0.22)	$(0.29)	$0.75	$(0.55)
Diluted	$(0.22)	$(0.29)	$0.65	$(0.55)

The following potential common shares were excluded from the computation of diluted net income (loss) per share attributable to Oscar Health, Inc. because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Stock options to purchase common stock	18,698	27,016	1,291	27,016
Restricted stock units	16,040	25,206	369	25,206
Performance-based restricted stock units	7,453	9,350	—	9,350
Shares underlying convertible notes (Note 7)	36,653	36,652	—	36,652
Total	78,844	98,224	1,660	98,224

9.    REINSURANCE

The Company participates in quota share reinsurance to limit risk and capital requirements and XOL reinsurance to mitigate the exposure of high cost or catastrophic member risk. The quota share reinsurance arrangements are with more than one counterparty with multiple state-level treaties. The XOL reinsurance arrangements are with a private counterparty and federal and state-run programs. A summary of the Company's reinsurance agreements and related accounting treatment is included in Note 4 - Reinsurance, in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

The Company also operates under an assumed reinsurance contract, under which the Company shares proportionally in all premiums and claims underwritten for the Cigna+Oscar Small Group offering.

Reinsurance Contracts Accounted for under Deposit Accounting

As of September 30, 2024 and December 31, 2023, a deposit liability balance of $13.2 million and $7.0 million, respectively, was recorded for the Company's quota share arrangements accounted for under deposit accounting and represents fees due to the reinsurer, which are recognized within Selling, general, and administrative expenses on the Consolidated Statements of Operations.

For the three and nine months ended September 30, 2024, the Company ceded 51% and 53% of its premium under reinsurance contracts accounted for under deposit accounting. For the three and nine months ended September 30, 2023, the Company ceded 45% and 46%, respectively, of its premium under reinsurance contracts accounted for under deposit accounting.

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

The following table reconciles total Medical expenses to the amount presented in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Direct claims incurred	$1,986,189	$1,116,679	$5,189,901	$3,301,424
Ceded reinsurance claims	(41,171)	(15,266)	(90,823)	(33,833)
Assumed reinsurance claims	58,961	61,781	168,397	169,194
Medical expenses	$2,003,979	$1,163,194	$5,267,475	$3,436,785

The Company records Selling, general and administrative ("SG&A") expenses net of reinsurance ceding commissions and assumed SG&A expenses. The following table reconciles total Selling, general and administrative expenses to the amount presented in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Selling, general and administrative expenses, gross	$459,522	$325,820	$1,289,362	$1,060,636
Reinsurance ceding commissions	855	30	383	976
Selling, general and administrative expenses	$460,377	$325,850	$1,289,745	$1,061,612

The composition of the Reinsurance recoverable balance on the Condensed Consolidated Balance Sheets is as follows:

(in thousands)	September 30, 2024	December 31, 2023
Reinsurance premium and claim recoverables	$272,478	$224,837
Reinsurance ceding commissions	6,915	7,054
Experience refunds on reinsurance agreements	(6,076)	9,303
Reinsurance recoverable	$273,317	$241,194

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

The following table presents the collective assets and liabilities of the Company's variable interest entities:

(in thousands)	September 30, 2024	December 31, 2023
Assets	$135,610	$125,709
Liabilities	$77,320	$74,568

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

Index to this MD&A

Management's Discussion and Analysis of Financial Condition and Results of Operations is comprised of the following sections:

Overview

Oscar Health, Inc. is a leading healthcare technology company, whose mission is to make a healthier life accessible and affordable for all. Our full stack technology platform refers to our differentiated cloud-native end-to-end technology solution, which connects our member-facing features, including our mobile application, website, and virtual care solutions with our back-office tools that span all critical healthcare insurance and technology domains, including member and provider data, utilization management, claims management, billing, and benefits. Our member-first philosophy and innovative approach to care has earned the trust of approximately 1.65 million members, as of September 30, 2024. We currently offer individual and family as well as small group plans and we offer services through +Oscar that utilize our full stack technology platform to power others within the healthcare space.
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

Premium revenue includes direct policy premiums collected from our members and from the federal government, risk adjustment transfers, and assumed policy premiums we receive as part of our reinsurance arrangement under our Cigna+Oscar Small Group plan offering, and is net of ceded premium from excess of loss ("XOL") and run-off quota share reinsurance contracts accounted for under reinsurance accounting. Investment income primarily includes investment income, interest earned, and gains (losses) on our investment portfolio. Services and other revenue includes primarily revenue earned from administrative services performed as part of the +Oscar platform, as well as sublease income.

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

SG&A Expense Ratio

The SG&A Expense Ratio reflects the Company’s Selling, general and administrative expenses, as a percentage of Total revenue. Selling, general and administrative expenses primarily include distribution expenses, wages, benefits, costs of software and hardware, the impact of quota share reinsurance, stock-based compensation, and other administrative costs. We believe the SG&A Expense Ratio is useful to evaluate our ability to manage our overall selling, general, and administrative cost base.

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

Recent Developments, Trends and Other Factors Impacting Performance

Members

Our membership is measured as of a particular point in time and is concentrated in the individual market. Membership may vary throughout the year due to disenrollments, any Special Enrollment Periods (“SEP”), and other market dynamics that are in effect such as Medicaid redeterminations, other legislative or regulatory actions, or other factors that enable the overall market to grow or decline throughout the year.

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

Our risk adjustment transfer estimates are subject to a high degree of estimation and variability and are affected by the relative risk of our members, and in the case of the Patient Protection and Affordable Care Act ("ACA") risk adjustment program, relative to that of other insurers. There is a higher degree of uncertainty associated with estimates of risk adjustment transfers at the beginning of the policy year resulting from composition of the risk score being based on concurrent claim data. There is additional uncertainty for both markets and blocks of business that experience outsized growth, compounded by the lack of credible experience data on the newly enrolling population. Furthermore, there is also uncertainty associated with changes in other carriers operations, which may impact the ultimate degree of market level risk. Actual risk adjustment calculations and transfers could materially differ from our assumptions.

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

Seasonality

Our business is generally affected by the seasonal patterns of our member enrollment, medical expenses, and health plan mix shift and product design. SEP or other market dynamics that drive enrollment and/or mix changes throughout the year may impact the per member levels of premiums, claims, and/or risk adjustment transfers. Additionally, medical expenses have historically been highest towards the second half of the year due to a number of factors discussed above.

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

Regulatory Update

In December 2022, Congress passed the omnibus spending bill which delinked the Medicaid continuous coverage from the end of the public health emergency for COVID-19. Medicaid redeterminations were required to begin by April 1, 2023, and while most states initially anticipated completing unwinding-related renewals by mid-2024, many states have extended their unwinding timelines for several additional months, due to adoption of strategies to promote continuity of coverage for eligible individuals, pauses in procedural disenrollments, or other state-specific situations. CMS also previously announced an SEP that began March 31, 2023 and was expected to end July 31, 2024, but has been extended to November 30, 2024. While CMS guidance indicates that Medicaid redeterminations have been completed in certain states, CMS has recently announced that all unwinding-related renewals for beneficiaries enrolled in Medicaid or Children’s Health Insurance Program (“CHIP”) must be completed no later than December 31, 2025. We continue to expect that consumers’ transitions from Medicaid and CHIP coverage to ACA marketplace plans may contribute to additional growth in the ACA marketplace.

On July 19, 2024, in response to increases in unauthorized changes in consumers’ enrollments by agents and brokers, CMS introduced changes to the ACA broker Agent of Record process, tightening compliance by requiring brokers to follow stricter documentation protocols and obtain explicit consumer consent. We continue to monitor regulatory developments to address bad actors, including possible changes to eligibility or income verification requirements or increased enforcement of existing requirements by CMS.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the Company's significant accounting policies is included in Note 2 - Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2023. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. As of September 30, 2024, there were no significant changes to the critical accounting estimates from what was reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	2024	2023
Revenue
Premium	$2,368,257	$1,392,082	$6,626,055	$4,295,674
Investment income	50,326	42,368	143,309	119,908
Services and other	4,899	5,541	15,764	15,629
Total revenue	2,423,482	1,439,991	6,785,128	4,431,211
Operating Expenses
Medical	2,003,979	1,163,194	5,267,475	3,436,785
Selling, general, and administrative	460,377	325,850	1,289,745	1,061,612
Depreciation and amortization	7,500	9,191	22,912	22,952
Total operating expenses	2,471,856	1,498,235	6,580,132	4,521,349
Earnings (loss) from operations	(48,374)	(58,244)	204,996	(90,138)
Interest expense	5,815	6,130	17,708	18,386
Other expenses (income)	(1,877)	414	173	8,132
Earnings (loss) before income taxes	(52,312)	(64,788)	187,115	(116,656)
Income tax expense	2,076	915	7,709	4,100
Net income (loss)	$(54,388)	$(65,703)	$179,406	$(120,756)

Medical Loss Ratio (MLR)	84.6%	83.8%	79.5%	80.0%
SG&A Expense Ratio	19.0%	22.6%	19.0%	24.0%
Adjusted EBITDA	$(11,563)	$(20,285)	$311,877	$66,355

Membership

We view the number of members enrolled in our health plans as an important metric to help evaluate and estimate revenue and market share. Additionally, the more members we enroll, the more data we have, which allows us to improve the functionality of our platform. The following table summarizes the Company’s membership by offering:

	As of September 30,
Membership by Offering	2024	2023
Individual and Small Group	1,602,993	912,761
Medicare Advantage	—	1,840
Cigna+Oscar (1)	51,291	68,559
Total Members (2)	1,654,284	983,160
(1) Represents total membership for our co-branded partnership with Cigna.
(2) A member covered under more than one of our health plans counts as a single member for the purposes of this metric.

Membership increased by 671,124, or 68%, as of September 30, 2024, compared to September 30, 2023. The increase in membership is a result of strong retention and new enrollments in existing and expansion markets further supported by ACA market growth in 2024. The increase was partially offset by a decrease in Cigna+Oscar members served and our exit from the Medicare Advantage market.

Premium

Premium revenue increased $976.2 million, or 70%, for the three months ended September 30, 2024, compared to the same period in 2023, and increased $2,330.4 million, or 54%, for the nine months ended September 30, 2024, compared to the same period in 2023. These increases were primarily driven by higher membership and rate increases, partially offset by higher risk adjustment transfers as a percentage of premiums.

Investment Income

Investment income increased $8.0 million, or 19%, for the three months ended September 30, 2024, compared to the same period in 2023, and increased $23.4 million, or 20%, for the nine months ended September 30, 2024, compared to the same period in 2023. These increases were due to a larger asset base, higher investment yields, and higher interest rates.

Medical Expenses and MLR

Medical expenses increased $840.8 million, or 72%, for the three months ended September 30, 2024, compared to the same period in 2023, and increased $1,830.7 million, or 53%, for the nine months ended September 30, 2024, compared to the same period in 2023. These increases were primarily due to increased membership. MLR increased for the three months ended September 30, 2024, compared to the same period in 2023, due to modestly higher medical costs, primarily driven by higher SEP membership resulting in higher risk adjustment transfers as well as higher COVID-related costs, partially offset by favorable prior period development. MLR improved for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to favorable prior period development, partially offset by higher SEP membership resulting in higher risk adjustment transfers.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	2024	2023
Medical	$2,003,979	$1,163,194	$5,267,475	$3,436,785
Less: Ceded quota share reinsurance claims(1)	2,036	(4,870)	(2,879)	(1,221)
Net claims before ceded quota share reinsurance (A)	$2,001,942	$1,168,064	$5,270,353	$3,438,006

Premium	$2,368,257	$1,392,082	$6,626,055	$4,295,674
Less: Ceded quota share reinsurance premiums (2)	2,971	(1,448)	(1,865)	(2,131)
Net premiums before ceded quota share reinsurance (B)	$2,365,286	$1,393,530	$6,627,920	$4,297,805
Medical Loss Ratio (A divided by B)	84.6%	83.8%	79.5%	80.0%
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

Selling, General and Administrative Expenses and SG&A Expense Ratio

Selling, general and administrative expenses increased $134.5 million, or 41%, for the three months ended September 30, 2024, compared to the same period in 2023, and increased $228.1 million, or 21%, for the nine months ended September 30, 2024, compared to the same period in 2023. These increases were driven by higher distribution and selling expenses associated with higher membership year over year, partially offset by the impact of the acceleration of stock compensation expense associated with the cancellation of the Founders Awards in the first quarter of 2023. The SG&A Expense Ratio improved 360 basis points year over year, and 500 basis points year over year for the three and nine months ended September 30, 2024, respectively, primarily due to improved fixed cost leverage and variable cost efficiencies.

Depreciation and Amortization Expenses

Depreciation and amortization expenses decreased $1.7 million, or (18)%, for the three months ended September 30, 2024, compared to the same period in 2023. The decrease was due to less internally developed software placed into service.

Income Tax Expense (Benefit)

Our effective tax rate for the three months ended September 30, 2024 and 2023 was approximately (3.97)% and (1.41)%, respectively, and 4.12% and (3.51)% for the nine months ended September 30, 2024 and 2023, respectively.

Adjusted EBITDA

The table below sets forth the reconciliation of Net income (loss) to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net income (loss)	$(54,388)	$(65,703)	$179,406	$(120,756)
Interest expense	5,815	6,130	17,708	18,386
Other expenses (income)	(1,877)	414	173	8,132
Income tax expense	2,076	915	7,709	4,100
Depreciation and amortization	7,500	9,191	22,912	22,952
Stock-based compensation(1)	29,311	28,768	83,969	133,541
Adjusted EBITDA	$(11,563)	$(20,285)	$311,877	$66,355
(1)Represents non-cash expenses related to equity-based compensation programs, which vary from period to period depending on various factors including the timing, number, and the valuation of awards. The nine months ended September 30, 2023 includes a non-recurring charge of $46.3 million related to accelerated stock-based compensation expense recognized as a result of the cancellation of the Founders Awards. Refer to Note 13 - Cancellation of Founders Awards included elsewhere in this Quarterly Report on Form 10-Q for additional information.

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

The majority of the assets held by the holding company are in the form of cash and cash equivalents and investments. As of September 30, 2024 and December 31, 2023, total cash and cash equivalents and investments held by the holding company was $260.1 million and $234.1 million, respectively, of which $12.7 million and $12.6 million was restricted for September 30, 2024 and December 31, 2023, respectively.

The majority of the assets held by our health insurance subsidiaries are in the form of cash and cash equivalents and investments. As of September 30, 2024 and December 31, 2023, total cash and cash equivalents and investments held by our health insurance subsidiaries was $3,413.8 million and $2,721.2 million, respectively, of which $17.3 million for both 2024 and 2023 was on deposit with regulators as required for statutory licensing purposes. These amounts are classified as restricted deposits on the balance sheet.

Our health insurance subsidiaries’ states of domicile have statutory minimum capital requirements that are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The combined statutory capital and surplus of our health insurance subsidiaries was $1,068.0 million and $800.6 million as of September 30, 2024 and December 31, 2023, respectively, which was in compliance with and in excess of the minimum capital requirements for each period. The health insurance subsidiaries historically have required capital contributions from Parent to maintain minimum levels. The health insurance subsidiaries may be subject to additional capital and surplus requirements in the future, as a result of factors such as increasing membership and medical costs, which may require us to incur additional indebtedness, sell capital stock, or access other sources of funding in order to fund such requirements. During periods of increased volatility, adverse securities and credit markets, including those due to rising interest rates, may exert downward pressure on the availability of liquidity and credit capacity for certain issuers, and any such funding may not be available on favorable terms, or at all.

As our health insurance subsidiaries have collectively become profitable and to the extent their levels of statutory capital and surplus continue to exceed minimum regulatory requirements, we may make periodic requests for dividends and distributions from our subsidiaries to fund our operations or seek to enter into transactions or structures that enable us to efficiently deploy this excess capital, which may or may not require approval by our regulators. The health insurance subsidiaries paid dividends, distributions, and loan repayments of $52.0 million to Parent in 2023. During the nine months ended September 30, 2024, our health insurance subsidiaries have issued dividends and made loan repayments of $133 million to Parent.

Our health insurance subsidiaries also utilize quota share reinsurance arrangements to reduce our minimum capital and surplus requirements, which are designed to enable us to efficiently deploy capital to fund our growth. During the nine months ended September 30, 2024 and September 30, 2023, Parent made $99.8 million and $16.5 million of capital contributions, respectively, to the health insurance subsidiaries. We estimate that had we not had any quota share reinsurance arrangements in place, the health insurance subsidiaries would have been required to hold approximately $520.0 million and $447.1 million of additional capital as of September 30, 2024 and December 31, 2023, respectively, which Parent would have been required to fund. The actual amount of any required capital contributions to our insurance subsidiaries may differ at any given time depending on each health insurance subsidiary’s capital adequacy.

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

Our cash flows used in operations may differ substantially from our net loss due to non-cash charges or due to changes in balance sheet accounts. The timing of our cash flows from operating activities can also vary among periods due to the timing of payments made or received. Some of our payments and receipts, including risk adjustment transfers and reinsurance receipts, can be significant. For example, during the third quarter of 2024, we made a payment through our health insurance subsidiaries of approximately $1,056.8 million into the risk adjustment program for the 2023 policy year. As such, timing of payments and receipts can influence cash flows from operating activities in any given period which would have a negative impact on our operating cash flows.

Long-Term Cash Requirements
Our long-term cash requirements under our various contractual obligations and commitments include operating leases. We expect the cash required to meet our long-term obligations to be primarily generated through future cash flows from operations.

Convertible Senior Notes

During the quarterly period ended September 30, 2024, the conditional conversion feature of the 2031 Notes, which permits conversion upon satisfaction of the common stock sale price condition, was satisfied. As a result, the 2031 Notes are convertible during the fourth quarter of 2024 at the option of the holder. As of the date of this Quarterly Report on Form 10-Q, the 2031 Notes have not been converted. Upon conversion, the 2031 Notes will be settled, at the Company’s election, in shares of Class A common stock, cash, or a combination of cash and shares of Class A common stock, subject to certain exceptions.

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

Revolving Credit Facility

We have $115.0 million available to draw under our Revolving Credit Facility until December 2025, provided we are in compliance with all covenants. As of September 30, 2024, there were no outstanding borrowings under the Revolving Credit Facility. For more information on our Revolving Credit Facility, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving Credit Facility in our Annual Report on Form 10-K for the year ended December 31, 2023, and Note 7 – Debt to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Our investment policies are designed to provide liquidity, preserve capital, and maximize total return on invested assets, all in a manner consistent with state requirements that prescribe the types of instruments in which our health insurance subsidiaries may invest. These investment policies require that our investments of U.S. corporate bonds have final maturities of a maximum of two years from the settlement date and a maximum of five years from the settlement date for U.S. Government obligations. Professional portfolio managers operating under documented guidelines manage our investments and a portion of our cash equivalents. Our portfolio managers must obtain our prior approval before selling investments in a loss position. Net investment income for our health insurance subsidiaries was $47.8 million and $39.8 million for the three months ended September 30, 2024 and September 30, 2023, respectively, and $135.3 million and $114.0 million for the nine months ended September 30, 2024, and September 30, 2023, respectively.

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

Summary of Cash Flows

Our primary operating cash flow sources are premiums and investment income. Our primary operating cash flow uses are payments for claims, risk adjustment transfers, and operating expenses, including interest expense. For the nine months ended September 30, 2024, net cash provided by operating activities was $631.4 million as compared with $569.0 million used in operating activities for the same period in 2023. The increase was primarily due to higher premiums received, which were partially offset by higher claim disbursements.

Cash flows from investing activities primarily include the purchase and disposition of financial instruments. For the nine months ended September 30, 2024, net cash used in investing activities was $1,356.0 million as compared to net cash provided by investing activities of $404.7 million for the same period in 2023. The change was primarily due to an increase in purchases of securities and a lower level of maturing investment.

Cash flows from financing activities may include proceeds from the issuance of debt securities and proceeds from stock option exercises. For the nine months ended September 30, 2024, net cash provided by financing activities was $64.6 million as compared to $5.4 million for the same period in 2023. The increase was primarily due to proceeds received from the exercise of stock options.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the fair value of our investment portfolio, which consists of U.S. treasury and agency securities, corporate notes, and certificates of deposit. Our primary market risk exposure is driven by changes to prime rate-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. Assuming a hypothetical and immediate 1% increase in interest rates at September 30, 2024, the fair value of our investments would decrease by approximately $44.1 million. Any declines in interest rates over time would reduce our investment income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) On September 27, 2024, Alessandrea Quane, the Company’s Chief Insurance Officer, entered into a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 211,774 shares of the Company’s Class A common stock by August 29, 2025.

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

OSCAR HEALTH, INC.

Date: November 7, 2024	By:	/s/ Mark T. Bertolini
Mark T. Bertolini
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ R. Scott Blackley
R. Scott Blackley
Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2024	By:	/s/ Victoria Baltrus
Victoria Baltrus
Chief Accounting Officer
(Principal Accounting Officer)