Form 10-K
period 2024-12-31
Oscar Health, Inc.
filed 2025-02-20
CIK 1568651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐

Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 28, 2024, the last business day of the registrant's most recently completed second quarter, the approximate market value of the registrant's common stock held by non-affiliates was $3.1 billion based on a closing price of $15.82 per share on the New York Stock Exchange.

Class of Stock	Shares Outstanding as of January 31, 2025
Class A Common Stock, par value $0.00001 per share	215,053,599
Class B Common Stock, par value $0.00001 per share	35,514,201
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024 are incorporated herein by reference in Part III.

Oscar Health, Inc.
ANNUAL REPORT ON FORM 10-K

This Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Annual Report on Form 10-K”) contains the following defined terms, unless context otherwise requires: (i) “Oscar,” “the Company,” “we,” “our,” “us” or like terms refer to Oscar Health, Inc. and its subsidiaries, (ii) “Thrive Capital” refers to Thrive Capital Management, LLC, a Delaware limited liability company, and the investment funds affiliated with or advised by Thrive Capital Management, LLC and (iii) “Thrive General Partners” refers to Thrive Partners II GP, LLC, Thrive Partners III GP, LLC, Thrive Partners V GP, LLC, Thrive Partners VI GP, LLC, Thrive Partners VII GP, LLC, and Thrive Partners VII Growth GP, LLC, each of which is a general partner of a Thrive Capital-affiliated fund.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2024 contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding our future results of operations and financial position, risk adjustment transfer payments, industry, regulatory and business trends, our commercial arrangements, business strategy, plans and plan mix, membership and market growth, and our objectives for future operations.

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
•Our ability to maintain profitability in the future;
•Unanticipated results of or changes to risk adjustment programs;
•Our ability to arrange for the delivery of quality care and maintain good relations with the physicians, hospitals, and other providers within and outside our provider networks;
•Changes in federal or state laws or regulations, including changes with respect to the Patient Protection and Affordable Care Act and any regulations enacted thereunder;
•Our ability to comply with ongoing regulatory requirements, including capital reserve and surplus requirements and applicable performance standards;
•Changes or developments in the health insurance markets in the United States;
•Our, or any of our vendors', ability to comply with laws, regulations, and standards related to the handling of information about individuals or applicable consumer protection laws, including as a result of our participation in government-sponsored programs;
•Heightened competition in the markets in which we participate;
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

PART I

Item 1. Business

OUR BUSINESS

Oscar is a leading healthcare technology company built around a full stack technology platform and a relentless focus on member experience. We offer health plans through the Patient Protection and Affordable Care Act (“ACA”) serving individuals, families, and employees. We have been challenging the status quo in the healthcare system since our founding in 2012 and are dedicated to making a healthier life accessible and affordable for all. Our technology drives superior experiences, deep engagement, and high-value clinical care, earning us the trust of approximately 1.68 million effectuated members, as of December 31, 2024. Effectuated members are those who are actively enrolled in our plan and have either paid their premium or are within the grace period.

In addition to supporting our insurance business, our differentiated technology platform also powers both providers and payors through +Oscar. We offer Campaign Builder, an engagement and recommendation platform that leverages the wisdom from 12+ years of building the Oscar member experience. The platform delivers continuous care management by informing population identification and delivering personalized interactions with real time reporting and analytics to measure key outcomes and insights.

Our Offerings

Oscar’s innovative technology-enabled model - made up of Oscar’s insurance business and +Oscar - is uniquely positioned to meet the rising expectations of individuals, families, and employees, as well as +Oscar clients. Oscar's business is built upon our focus on member experience and our cloud-native technology platform.

Oscar's Insurance Business
Oscar's health plans are offered in the individual market. The individual market primarily consists of policies purchased by individuals and families through health insurance marketplaces, established by the ACA and operated by the federal government, as well as other marketplaces operated by individual states (collectively, “Health Insurance Marketplaces”). Individuals and families may also purchase policies in the individual market off-exchange. Employees whose employers have chosen to offer an Individual Coverage Health Reimbursement Arrangement (“ICHRA”) are also able to purchase Oscar’s health plans. Most ICHRA plans are purchased by employees off-exchange, although they may also be purchased through the Health Insurance Marketplace.

We offer health plans in the individual market under the five metal plan categories defined by the ACA: Catastrophic, Bronze, Silver, Gold, and Platinum. These plans differ based on the size of the monthly premium and the level of sharing of medical costs between Oscar and our members. Oscar works to bring new and innovative insurance products to market, built to meet the healthcare needs of consumers from various communities. Oscar does this with an eye towards promoting health outcomes, accessibility, affordability, and closing critical gaps in benefits for consumers. Our products help remove financial barriers to high-value services, with a focus on leveraging affordable care, clinical strategies, and our innovative business model, which collectively, empower and incentivize our members to have better control of their health. Some of our products incorporate benefits and programs of particular value to members with complex conditions, such as diabetes and asthma.

Our premium rates, along with specific rate changes, are required to be approved by applicable state and federal regulatory agencies in accordance with the ACA. Additionally, various federal and state laws have minimum Medical Loss Ratio (“MLR”) requirements. MLR is defined as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of our Results of Operations—Medical Loss Ratio”. We elect to participate in a given individual market on an annual basis. Our base premiums are subject to a risk adjustment based on the health status of our members relative to the overall health status of all individuals in a given state or market. Risk adjustment is defined as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments, Trends and Other Key Factors Impacting Performance—Risk Adjustment”.

+Oscar Platform
Oscar’s success is built upon our superior member engagement and robust technology platform. Through the +Oscar platform, we deploy our technology to power others throughout the healthcare system. Campaign Builder, our engagement and recommendation platform for providers and payors, leverages predictive analytics to identify high value opportunities for engagement and to deliver personalized interactions with real time reporting and analytics to measure key outcomes and insights. +Oscar currently serves nearly 500,000 client lives on its Campaign Builder platform, in addition to the approximately 1.68 million members enrolled in Oscar health insurance, in each case as of December 31, 2024.

Our Provider Contracts and Network

Our health plans include access to a network of high-quality physicians and hospitals, as well as a Care Team that supports members from finding a doctor to navigating costs. As portions of the healthcare system increasingly shift towards offering more selective networks, we believe the insurers that will thrive are those that consistently deliver a high-quality experience by engaging their members and routing care to in-network facilities and physicians that offer quality care at affordable rates. Oscar has exclusive provider organization (“EPO”) plans in most of our markets, and also offers health maintenance organization (“HMO”) plans in select markets. We work with technology-forward, high brand-recognition health systems, including some of the largest health systems in the U.S.

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

Membership

Markets
Oscar's member-first philosophy and innovative approach to care earned us the trust of approximately 1.68 million effectuated members as of December 31, 2024. We offer coverage for individuals and families in 18 states. We regularly evaluate our markets for strategic fit and enter or exit markets accordingly. We exited the Medicare Advantage market before the 2024 plan year and stopped offering small group products in all markets as of December 15, 2024. The Company also decided not to renew the Oscar+Cigna Small Group arrangement after its initial term ended on December 31, 2024.

Concentration
We generate the vast majority of our total revenue from health insurance policy premiums. Premiums are collected directly from the Centers for Medicare & Medicaid Services (“CMS”) as part of the advanced premium tax credits (“APTC”) program, as well as from our members. For the year ended December 31, 2024, $9,512.3 million and $799.3 million of premiums were earned directly from CMS and from our members, respectively.

Disaggregated membership information as of December 31, 2024 and 2023 is presented in the tables below:

Membership by Offering
	As of December 31,
	2024	2023
Individual and Small Group	1,636,400	967,002
Medicare Advantage	—	1,781
Cigna+Oscar (1)	40,570	67,500
Total Members (2)	1,676,970	1,036,283
(1)Represents total membership for our co-branded partnership with Cigna.
(2)A member covered under more than one of our health plans counts as a single member for the purposes of this metric.

Membership by State
	As of December 31,
	2024	2023
Florida	871,881	593,867
Georgia	379,680	117,189
Texas	141,000	112,554
Ohio	82,845	27,871
Tennessee	31,887	10,228
Iowa	26,767	10,344
Missouri	26,119	7,604
New Jersey	23,416	18,842
Arizona	14,386	16,783
Kansas	13,816	3,808
Oklahoma	12,153	20,352
Illinois	11,138	6,057
California	10,981	50,511
New York	10,902	14,021
Connecticut	7,658	19,660
North Carolina	5,403	780
Michigan	2,909	1,784
Pennsylvania	2,732	3,193
Nebraska	929	499
Virginia	368	336
Total	1,676,970	1,036,283

Seasonality

Our business is generally affected by the seasonal patterns of our member enrollment, medical expenses, and health plan mix shift and policy design. Special Enrollment Periods (“SEP”) or other market dynamics that drive enrollment and/or mix changes throughout the year may impact the per member levels of premiums, claims, and/or risk adjustment transfers.

SEP refers to a period outside the Open Enrollment Period or Annual Election Period when an eligible person can enroll in a health plan or make changes to an existing health plan. A person is generally eligible to participate in a SEP if certain qualifying life events occur, such as losing certain health coverage, moving, getting married, having a baby, or adopting a child or resulting from regulatory requirements.

Members
Our membership is measured as of a particular point in time. Membership may vary throughout the year due to disenrollments, any SEP, and other market dynamics that are in effect such as Medicaid redeterminations, other legislative or regulatory actions, or other factors that enable the overall market to grow or decline throughout the year.

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

Reinsurance

We believe our reinsurance agreements help us achieve important goals for our business, including risk management and capital efficiency. Our reinsurance is contracted under two different types of arrangements: quota share reinsurance contracts and excess of loss (“XOL”) reinsurance contracts. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses in exchange for a corresponding percentage of premiums. In XOL reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. Under XOL reinsurance, the premium payable to the reinsurer is negotiated by the parties based on losses on an individual member in a given calendar year and their assessment of the amount of risk being ceded to the reinsurer. In the case of federal and state-run reinsurance programs, no reinsurance premiums are paid. The reinsurance agreements do not relieve us of our primary medical claims incurred obligations.

OUR DIFFERENTIATED TECHNOLOGY PLATFORM

Oscar’s technology stack is purpose-built to empower the modern consumer throughout different stages of life. Since inception, Oscar has been focused on building our technological infrastructure and end-to-end experience. We have built our own cloud-native single-threaded technology platform, meaning it spans all critical healthcare insurance and technology domains, including member and provider data, utilization management, claims management, billing, and benefits. Owning our platform from end to end offers us greater control over the member experience, engagement, and affordability, and enables us to provide a superior experience for our members and providers.

Our technology platform provides members with a simple and intuitive consumer experience that enables them to take control of their healthcare decisions. The Oscar member experience begins with trust and engagement, which we earn by providing our members with features to help them navigate the many disconnected elements of the healthcare ecosystem. Our technology is fueling advancement in member engagement and stakeholder satisfaction by focusing on:
•Powering personalized engagement to drive real-time information flow based on cultural preferences and individual health needs to reduce member friction and improve retention.
•Improving navigation by making it easier for members to receive high-value clinical care through enhanced digital tools and process automation.
•Solving key pain points that unburden providers by reducing administrative tasks, deepening network relationships, and enabling better care delivery for our members (e.g., digitizing provider-member interactions and automating clinical and administrative workflows).

It is the combination of all these factors—trust, engagement, and personalized insights—that enables us to help members find quality care at rates they can afford. Our ability to deliver a high-value product, in turn, engenders more trust, engagement, and ability on our part to provide personalized, data-driven insights. We refer to this virtuous cycle as our member engagement engine.

Product features such as virtual care, and our Care Teams are how we build the trust, engagement, and relationships needed to help members bend the cost curve in healthcare. By leveraging Campaign Builder, our engagement and automation engine, we are able to rapidly create and iterate upon omnichannel member outreach programs to drive adherence to important clinical pathways. Owning the technologies that power our business from end to end lets us pioneer new ways of addressing frictions in the healthcare system and is the foundation for Oscar’s mission to make a healthier life accessible and affordable for all. Today, this platform provides the foundation for our personalized data insight and analysis as well as our critical cost structure savings. As a result, engagement with our technology platform and customer satisfaction remains high, relative to industry average. During the fourth quarter of 2024, our net promoter score reached 66, which is meaningfully higher than the industry average.

Our platform is an increasingly powerful force driving the performance of Oscar's insurance business – fueling growth, engagement, and operational efficiencies. Artificial Intelligence and machine learning technologies (“AI Technologies”) have the potential to further power what we can do. We have use cases for AI Technologies in the pipeline across all levels of our technology stack, including: (i) automation to drive efficiencies in our administrative functions, including virtual care and claims processing, (ii) member personalization, to improve the quality of touchpoints members have with the healthcare ecosystem; and (iii) medical record extraction, to better understand our members.

We believe competitors who lack this member engagement engine will face significant challenges in replicating our consumer experience, and our platform thus forms an important structural barrier around the innovations we have developed.

OUR STRATEGIC FOCUS

We built our strategy around several core trends in healthcare including consumerization, digitization, and the shift towards personalization. Over time, we have been observing the overall healthcare system move towards these trends, which not only validates our strategy, but provides us with a first mover advantage. We are now a scaled health insurer with approximately 1.68 million effectuated members as of December 31, 2024. We offer an exceptional member experience, high member engagement, and our own technology stack that we have built from end to end. In 2024, we achieved profitability on both a consolidated Adjusted EBITDA and net income basis. Adjusted EBITDA is a non GAAP measure. The definition and our use of Adjusted EBITDA are provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Adjusted EBITDA”. Additionally, a reconciliation to net income (loss), the most directly comparable GAAP measure, can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Adjusted EBITDA”.

We continue to believe that ICHRA will disrupt traditional employer group coverage and expand individual insurance beyond the traditional ACA market. Our goal is to position Oscar as the preferred carrier for employees enrolling in health insurance through an ICHRA program. Employers can now offer defined contributions to their employees to access Oscar’s suite of products in the markets where Oscar offers health plans. We are partnering with a variety of ICHRA platforms to transition small, mid- and large-sized employers to the individual market where their employees can choose an Oscar product that meets their individual needs.

Our strategic priorities include: running a great company with market-leading, sustainable, scalable operations; continually investing in our superior member experience; harnessing our technology to power others; and developing innovative market offerings to expand the individual market.

HUMAN CAPITAL RESOURCES

As of December 31, 2024, we had approximately 2,400 full-time employees.

At Oscar, we are powered by people from varied and broad backgrounds, experiences, and industries. We foster a culture in which our employees share a common connection to our mission: they are passionate about making a frustrating healthcare system easier, more human, and better for everyone. These principles drive our core values:

1.What we do is a big deal. We’re solving problems that change and save lives.
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

We compete to hire and retain highly talented individuals from all backgrounds, and we offer our employees compensation packages designed to be competitive and aligned with market best practices. Our compensation packages include base salary and some of the following components, depending on the role, level, and business function: a short-term incentive that takes into account company and individual performance, long-term incentive equity, performance-based equity, commissions, and overtime pay. We believe our compensation philosophy and practice, which is rooted in data and benchmarked to a cohort of technology, healthcare, operations, and insurance peer companies, is transparent, systematic, and equitable.

As a result of our shift to a flexible workforce and expanding our recruiting efforts beyond states where we maintain a physical office location, we have had the opportunity to further expand the geographic diversity of our workforce.

Health and Wellbeing

At Oscar, we believe that making a healthier life affordable and accessible to all begins with our own workforce, and we continually seek opportunities to optimize our employee offerings including events, activities, benefits, perks and community support. We have invested in a benefits package designed to be comprehensive and affordable, providing protection and support to help our employees achieve health, financial, and wellness goals, with services including mental health care, fertility support, and family-building benefits. We also believe in the importance of investing in developmental opportunities for our employees, and all employees have access to internally created and third party skills and training programs. Lastly, we recognize that individuals may need to take time away from work for various reasons, so we offer paid time off and leave packages to all full-time employees. This includes wellness days, parental leave, and sabbatical leaves for more tenured employees.

Inclusion and Belonging

We recognize the importance of inclusion and belonging in the workplace, and we aim to embed efforts to foster an inclusive workplace across our full slate of human capital programming and operations. We believe that having a varied and broad employee base empowers our community, drives better business outcomes, and ultimately allows us to better serve our members.

Internally, we aim to promote a transparent, systematic approach to our human capital frameworks and operations. Specifically, with respect to compensation, all of our compensation decisions are rooted in benchmarking data and creating parity within like roles and we further reward employees based on performance, where it is warranted, in compliance with applicable federal and other laws and regulations. Our employees are able to view their total compensation package, including their salary band and leveling, which helps employees understand their pay and encourages proactive conversation between managers and employees. Beyond these processes, we strive for inclusivity by offering self-identification options in our human resource information systems and inclusive employee-oriented programming. We believe our Employee Resource Groups (“ERGs”) are another important part of maintaining different perspectives and fostering connections across our organizations. In 2024, we had approximately nine ERGs which are open to all employees and focused on building community, awareness and advocacy based on the values that are shared within those groups.

We bring our workforce together to help inform the initiatives of our Culturally Competent Care Program, which strives to provide care to members with various values, beliefs, and behaviors, including tailoring care delivery to meet members’ social, cultural, and linguistic needs.

COMPETITION

We operate in a highly competitive environment in an industry subject to significant and ongoing changes, including business and hospital system consolidations, new strategic alliances, market pressures, scientific and technological advances in medical care and therapeutics, as well as regulatory and legislative challenges and reform both at the federal and state level. This reform includes, but is not limited to, the federal and state healthcare reform legislation described under “—Government Regulation.” In addition, changes to the political environment may drive additional shifts in the competitive landscape.

We compete directly and through independent intermediaries to enroll new and retain existing members, as we currently derive substantially all of our revenue from direct policy premiums. We believe that our principal competitive features affecting our ability to retain and increase membership include the range and prices of health plans offered, breadth and quality of provider network, comprehensiveness of coverage, benefits and wellness programs, quality of service and member experience, responsiveness to member demands, market presence, financial stability, and reputation.

As attracting new members depends in part on our ability to provide access to competitive provider networks, we compete in establishing such provider networks. We believe that the factors providers consider in deciding whether to contract with a health insurer include existing and potential member volume, reimbursement rates, timeliness and accuracy of claims payment and administrative service capabilities. While our health insurance subsidiaries are required to meet various federal and state requirements regarding the size and composition of our participating provider networks, our business model is based on contracting with selected healthcare systems and other providers, not all systems and providers in a given area. This allows us to work more closely with high quality healthcare systems that engage with us using our technology and to negotiate more favorable reimbursement rates from these healthcare systems.

The relative importance of each of the competitive factors mentioned in the above paragraphs and the identity of our principal competitors for members and providers varies by market and geography. Our principal competitors in the individual market primarily consist of plans offered by national carriers, regional carriers, Medicaid-focused insurers offering Health Insurance Marketplace products, and local Blue Cross plans.

SALES AND MARKETING

Our marketing and sales initiatives focus on member growth through three primary avenues: acquiring members through brokers, acquiring members directly through Health Insurance Marketplaces, and acquiring members directly through our digital platform. As a part of our ICHRA initiatives, we also partner with ICHRA platform companies to enroll employees in Oscar plans through their platforms.

The vast majority of our membership is acquired through the broker channel, and brokers typically use an Enhanced Direct Enrollment (EDE) platform to enroll the members in plans offered on the Health Insurance Marketplace. As such, we compete through the commissions and bonus structures we pay these partners. As a greater proportion of enrollment in the Health Insurance Marketplace comes through independent brokers, the amount of compensation paid to these third parties impacts both our ability to retain our current members and obtain new members. The proportion of broker-acquired business increased in 2024 compared to 2023 consistent with the macro trend in the Health Insurance Marketplace, where we see fewer members signing up directly on the exchanges. Our digital engagement platform, a key element of our retention strategy, is used by brokers and consumers.

Enterprise marketing and sales strategies also include account-based marketing, business development initiatives, member communications that are focused on member acquisition, and member engagement. We also use the data generated in member support interactions to constantly refine and improve our marketing campaigns.

INTELLECTUAL PROPERTY

We believe that our intellectual property rights are important to our business, and our commercial success depends, in part, on our ability to protect our core technologies, intellectual property and proprietary rights (such as source code, information, data, processes and other forms of information, know-how and technology). We primarily rely on copyright, trademark, and trade secret laws, as well as confidentiality procedures, and contractual arrangements to establish and protect our intellectual property. As of December 31, 2024, we exclusively owned three registered trademarks in the United States for our name (Oscar, Oscar Health, and Oscar Care). In addition, we have registered domain names for websites that we use or may use in our business. As of December 31, 2024, we owned no issued patents or pending patent applications anywhere in the world, and therefore, we do not have patent protection for any of our proprietary technology, which includes our full stack technology platform, proprietary software, mobile application (“app”), or web portal. However, our software and other proprietary information are protected by copyright on creation. Copyright registrations, which have so far not been necessary, may be sought on an as-needed basis.

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

INFORMATION TECHNOLOGY

Our business is dependent on effective, resilient, and secure information systems that assist us in, among other things, monitoring utilization and other cost factors, processing provider claims, providing data to our regulators, and implementing our data security measures. Our members also depend upon our information systems for enrollment, primary care and specialist physician roster access, and other information, while our providers depend upon our information systems for eligibility verifications, claims status, and other information.

We partner with third parties, including Amazon and Google, to support our information technology systems. This makes our operations vulnerable to adverse effects if such third parties fail to perform adequately. We have entered into agreements with third-party vendors who manage certain of our information technology infrastructure services including, among other things, our information technology operations, end-user services, and platforms for cloud computing. As a result of such agreements, we have been able to reduce our administrative expenses over time, while improving the reliability of our information technology functions, and maintain targeted levels of service and operating performance. A segment of the infrastructure services is managed within our cloud platform, while other portions of the infrastructure services are managed externally by vendors. Our use of cloud service providers in particular is strategic, due to platform level redundancy in networking and computer hardware. As an example, we distribute our Amazon Web Services-hosted platform across multiple availability zones in an effort to reduce the likelihood of infrastructure failure.

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

GOVERNMENT REGULATION

General

Our operations are subject to comprehensive and detailed federal, state, and local laws and regulations throughout the jurisdictions in which we do business. These laws and regulations, which can vary significantly from jurisdiction to jurisdiction, restrict how we conduct our businesses and result in additional burdens and costs to us. Further, federal, state, and local laws and regulations are subject to amendments and changing interpretations in each jurisdiction. In addition, there are numerous proposed healthcare laws and regulations at the federal, state, and local levels. For information on risks associated with our regulatory framework, see “Risk Factors—Most Material Risks to Us—Any changes to the ACA and its regulations could materially and adversely affect our business, results of operations, and financial condition; and Risk Factors—Risks Related to the Regulatory Framework that Governs Us.”

Supervisory agencies, including federal and state regulatory and enforcement authorities, have broad authority to:

•grant, suspend, deny, and revoke certificates of authority to transact insurance;
•regulate our products and services;
•regulate, limit, or suspend our ability to market products, including the exclusion of our products from Health Insurance Marketplaces;
•monitor our network of contracted providers to ensure we meet specific state and/or federal quality, credentialing, availability and accessibility requirements on an ongoing basis and require regulatory assessment and approval annually as a condition of offering our products;
•approve premium rates;
•monitor our solvency and reserve adequacy;
•scrutinize our investment activities on the basis of quality, diversification, and other quantitative criteria; and
•impose criminal, civil, or administrative monetary penalties, and other sanctions for non-compliance with regulatory requirements.

To carry out the above tasks, CMS, state insurance regulators and other agencies periodically examine our current and past business practices, accounts and other books and records, operations and performance of our health plans, compliance with contracts, adherence to governing rules and regulations and the quality of care we provide to our members, including the quality, credentialing, availability and accessibility of contracted network providers. This information and these practices may be subject to routine surveys, mandatory data reporting and disclosure requirements, regular and special investigations and audits, and from time to time, we may receive subpoenas and other requests for information from government entities. The health insurance business also may be adversely impacted by court decisions that expand or invalidate the interpretations of existing statutes and regulations. It is uncertain whether we can recoup, through higher premiums or other measures, the increased costs caused by potential legislation, regulation, or court rulings.

State Regulation of Insurance Companies and HMOs

Our insurance and HMO subsidiaries must obtain and maintain regulatory approvals to sell specific health plans in the jurisdictions in which they conduct business. The nature and extent of state regulation varies by jurisdiction, and state insurance regulators generally have broad administrative authority with respect to all aspects of the insurance business. The Model Audit Rule, where adopted by states, requires expanded governance practices, risk and solvency assessment reporting and the filing of periodic financial and operating reports. Most states have adopted these or similar measures to expand the scope of regulations relating to corporate governance and internal control activities of HMOs and insurance companies. Health insurers and HMOs are subject to state examination and periodic regulatory approval renewal proceedings. Some of our business activity is subject to other healthcare-related regulations and requirements, including utilization review, pharmacy service, or provider-related regulations and regulatory approval requirements. These requirements differ from state to state and may contain network adequacy, contracting, product and rate, licensing and financial and reporting requirements. There are laws and regulations that set specific standards for, among other things, delivery of services, appeals, grievances, payment of claims, the quality, credentialing, availability and accessibility of contracted providers participating in our networks, fraud prevention, protection of consumer health information, pricing and underwriting practices, and covered benefits and services.

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

The states of domicile of our health insurance subsidiaries have statutory risk-based capital (“RBC”) requirements for insurance companies and HMOs. Most of our subsidiaries are subject to requirements based on the Risk-Based Capital For Health Organizations Model Act, with a few subsidiaries subject to state-specific RBC requirements that are not based on, but function similarly to, the Model Act. These RBC requirements are intended to assess the capital adequacy of life and health insurers and HMOs, taking into account the risk characteristics of a company’s investments and products. In general, under these laws, an insurance company or HMO must submit a report of its RBC level to the insurance regulator of its state of domicile. These laws typically require increasing degrees of regulatory oversight and intervention if a company’s RBC declines below certain thresholds. As of December 31, 2024, the RBC levels of our insurance and HMO subsidiaries expect to meet or exceed all applicable mandatory RBC requirements. For more information on RBC capital and additional liquidity and capital requirements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Overview.”

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

Ongoing Requirements and Changes to the ACA

The ACA significantly changed the United States healthcare system. While we anticipate continued changes with respect to the ACA, either through Congress, court challenges, executive actions, or administrative action, we expect the major portions of the ACA to remain in place and continue to significantly impact our business operations and results of operations, including pricing, minimum MLRs, administration of the risk adjustment program, and the geographies in which our products are available.

The ACA prohibits annual and lifetime limits on essential health benefits, member cost-sharing on specified preventive benefits, and pre-existing condition exclusions. Further, the ACA implemented certain requirements for insurers, including the minimum MLR provision that requires insurers to pay rebates to members when insurers do not meet or exceed the specified annual MLR thresholds and requirements related to the quality, credentialing, availability and accessibility of contracted providers participating in our healthcare professional networks. In addition, the ACA required a number of other changes with significant effects on both federal and state health insurance markets, including strict rules on how health insurance is rated, what benefits must be offered, the assessment of new taxes and fees, the creation of public Health Insurance Marketplaces for individuals and small employer group health insurance and the availability of premium subsidies for qualified individuals. The ACA allows individual states to choose to enact additional state-specific requirements that extend ACA mandates and some of the states where we operate have implemented higher MLR percentage requirements, lower tobacco user rating ratios, and different age curve variations. Changes to our business environment are likely to continue as elected officials at the national and state levels continue to enact, and both elected officials and candidates for election continue to propose significant modifications to existing laws and regulations. For information on risks associated with ACA and changes to ACA, see “Risk Factors—Most Material Risks to Us—Any potential repeal of, changes to, or judicial challenges to the ACA and its regulations, could materially and adversely affect our business, results of operations, and financial condition.”

In general, the individual market risk pool that includes Health Insurance Marketplaces has changed significantly since its inception in 2014 and continues to exhibit risk volatility. Based on our experience in Health Insurance Marketplaces to date, we have made adjustments to our premium rates and participation footprint, and we will continue to evaluate the performance of such products going forward.

In addition, insurers have faced uncertainties related to federal government funding for various ACA programs. The ACA established significant subsidies to support the purchase of health insurance by individuals, in the form of APTCs, available through Health Insurance Marketplaces. APTCs are available to most individuals and families making between 100% and 400% of the federal poverty level (“FPL”). The American Rescue Plan Act (“ARPA”) increased the size of APTCs for individuals and families at every income level during 2021 and 2022, and the Inflation Reduction Act of 2022 renewed the enhanced APTCs for three years through the end of 2025. The enhanced APTCs result in $0 premiums for members under 150% FPL and lower premiums for all income brackets, with no member paying more than 8.5% of their income in premium. If Congress does not take action, the enhanced APTC subsidies will expire at the end of 2025 and the pre-ARPA subsidy structure will be reinstated.

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

Federal regulatory agencies continue to modify regulations and guidance related to the ACA and markets more broadly. Some of the more significant ACA rules are described below:

•The minimum MLR threshold for the individual market, as defined by U.S. Department of Health and Human Services (“HHS”), is 80%. Certain states require us to meet more restrictive MLR thresholds. For example, New York state law requires an 82% MLR for individual products and plans. These minimum MLR thresholds are based on definitions of an MLR calculation provided by HHS, or specific states, as applicable, and differ from our calculation of MLR based on premium revenue and benefit expense as reported in accordance with U.S. GAAP. Definitions under applicable MLR regulations also impact insurers differently depending upon their organizational structure or tax status, which could result in a competitive advantage to some insurance providers that may not be available to us, resulting in an uneven playing field in the industry. Failure to meet the minimum MLR thresholds triggers an obligation to issue premium rebates to members.

•The ACA directed the HHS Secretary to develop a system that rates qualified health plans (“QHPs”), certified by the Health Insurance Marketplace based on relative quality and price. As a QHP issuer, we must submit quality rating information in accordance with CMS guidelines as a condition of certification and participation in the Health Insurance Marketplaces. Our overall ratings, represented on a scale of 1.0 to 5.0 stars, are based on three categories: member experience, medical care, and plan administration. Quality rating information for QHPs is publicly displayed and accessible to consumers on all Health Insurance Marketplaces.

•Federal regulations require premium rate increases to be reviewed for individual products above specified thresholds that may be adjusted from time to time and enrollees to be notified of the premium rate increase in advance. The regulations provide for state insurance regulators to conduct the reviews, except in cases where a state lacks the resources or authority to conduct the required rate reviews, in which cases HHS will conduct the reviews.

•Prior to the implementation of the ACA, health insurers were permitted to use differential pricing based on factors such as health status, gender, and age. The ACA prohibits health insurers selling ACA-regulated plans in the individual market from using health status and gender in the determination of the insurance premium. In addition, age rating under the ACA is limited to a 3:1 ratio for adults age 21 and older, and tobacco use rating is limited to a 1.5:1 ratio. States also may choose to enact more restrictive rules than the federal minimum standards.

•CMS administers an ACA risk adjustment program, which is a system designed to stabilize premiums across the market by redistributing funds from plans with relatively healthy members to plans with higher-risk members. Under the program, each plan is assigned a risk score based upon demographic information and current year claims information related to its members. Plans with lower than average risk scores relative to the estimated market average risk score, when applied to the statewide average premium, will have a risk adjustment payable into the pool. Inversely, plans with higher than average risk scores relative to the estimated market average risk score, when applied to the statewide average premium, will have a risk adjustment receivable from the pool. In addition, the CMS and the HHS Office of Inspector General (“HHS-OIG”) perform risk adjustment data valuation (“RADV”) audits of health insurance plans to validate the coding practices of and supporting documentation maintained by healthcare providers, and such audits can result in adjustments to risk transfer payments.

•CMS has oversight of agents, brokers, and enhanced direct enrollment entities, all of whom facilitate member enrollments in coverage in the individual market. From time to time, CMS may issue regulations relating to administrative or operational requirements for these entities including but not limited to their licensure, program integrity requirements and processes to confirm eligibility of applicants. CMS has recently been increasingly focused on improving integrity in the eligibility and enrollment process and preventing unauthorized changes in consumer enrollments by agents and brokers, and we expect this focus to continue. For example, in 2024 CMS: (i) enhanced the ACA broker agent of record process to require stricter documentation and consumer consent protocols; (ii) required the Federal Marketplace to accept only applications submitted by agents and brokers through Classic Direct Enrollment and Enhanced Direct Enrollment pathways that include verifiable Social Security Numbers for all individuals over 90 days old; and (iii) required applications submitted by agents and brokers for non-citizen applicants to include a verifiable immigration document.

The Consolidated Appropriations Act of 2023 delinked the Medicaid continuous coverage from the end of the public health emergency (“PHE”) for COVID-19, and Medicaid redeterminations were required to begin by April 1, 2023. Although redeterminations were expected to conclude by June 2024, CMS directed certain states to temporarily pause procedural terminations while they addressed issues in the renewal process that led to increased procedural disenrollments. CMS also announced an SEP that began March 31, 2023 and ended November 30, 2024. Data from CMS on Medicaid redeterminations showed significant increases in ACA plan enrollments among consumers in 2023 and 2024 who lost Medicaid or Children's Health Insurance Program (“CHIP”) coverage. While CMS announced in 2024 that all unwinding-related renewals for beneficiaries enrolled in Medicaid or CHIP must be completed no later than December 31, 2025, our understanding is that the majority of states have now substantially completed their unwinding processes. We anticipate that any future impact on our membership in connection with ACA enrollments due to the unwinding of the Medicaid continuous enrollment condition will not be as significant as the membership growth we experienced in plan year 2024.

The Notice of Benefit and Payment Parameters (“NBPP”) final rule is issued annually and contains comprehensive updates to ACA regulations. The NBPP for plan year 2025 was released on April 15, 2024, and the NBPP for plan year 2026 was issued on January 13, 2025. CMS limits the number of non-standard plan options that QHP issuers may offer on the federal ACA marketplace to two per product network type, per metal level (excluding catastrophic plans). QHP issuers were historically permitted to offer up to four non-standardized plan options. Unless the new presidential administration amends the NBPP for plan year 2026, the reduction in the number of non-standard plan offerings may limit our ability to offer innovative plan designs and continue to introduce uncertainty and disruption into the ACA marketplace. CMS has created an exceptions process for plans offered beyond the limit of two non-standardized plans if they provide twenty five percent reduced cost-sharing for chronic and high-cost condition benefits. This exceptions process provides a limited opportunity for innovation for products designed to serve members with chronic and high-cost condition benefits.

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

On December 27, 2024, the U.S. Department of Health and Human Services (HHS), through its Office for Civil Rights (OCR), issued a proposed rule to improve cybersecurity and better protect the U.S. health care system from a growing number of cyberattacks. The proposed rule would modify the HIPAA Security Rule to require health plans and payers (insurance companies), and most health care providers, and their business associates, to strengthen cybersecurity protections for individuals’ protected health information. This proposed rule is the latest step taken by OCR to address more frequent cyberattacks targeting the U.S. health care system, consistent with the HHS Healthcare and Public Health critical infrastructure sector Cybersecurity Performance Goals.

We maintain an internal HIPAA compliance program, which is designed to comply with HIPAA privacy and security regulations, adapt to new requirements if finalized, and have dedicated resources to monitor compliance with this program.

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

Furthermore, states have begun enacting more comprehensive privacy laws and regulations addressing consumer rights to data protection or transparency that may affect our privacy and security practices. The California Consumer Privacy Act of 2018 (“CCPA”) and the California Privacy Rights Act of 2023 (“CPRA”) began a trend toward more stringent privacy legislation in the United States, and multiple states have enacted, or are expected to enact, similar laws, including the Oregon Consumer Privacy Law which took effect on July 1, 2024, not all of which exempt insurance companies categorically. Newer federal regulations requiring additional transparency could also materially impact our operations. These regulations include federal regulation on data interoperability requiring member data to be made available to third parties unaffiliated with Oscar, as well as federal regulations requiring hospitals and insurers to publish negotiated prices for services as well as the most accurate out-of-pocket cost estimate possible based on an individual’s health plan for procedures, drugs, durable medical equipment, and other items or services.

In addition, certain of our businesses are also subject to the Payment Card Industry Data Security Standard (“PCI-DSS”), which is a multifaceted security standard that is designed to protect credit card account data as mandated by PCI entities. We rely on vendors to assist us with PCI-DSS matters and to maintain PCI-DSS compliance. Our business and operations are also subject to federal, state, and local consumer protection laws governing the use of email and telephone marketing.

Fraud, Waste and Abuse Laws and the False Claims Act

Because we receive payments from federal governmental agencies, we may be subject to various laws commonly referred to as “fraud, waste, and abuse” laws, including the federal Anti-Kickback Statute, the Physician Self-Referral Law (“Stark Law”), and the FCA. These laws permit the Department of Justice (“DOJ”), the HHS-OIG, CMS, and other enforcement authorities to institute a claim, action, investigation, or other proceeding against us for violations and, depending on the facts and circumstances, to seek treble damages, criminal, civil, or administrative fines, penalties, and assessments. Violations of these laws can also result in exclusion, debarment, temporary or permanent suspension from participation in government healthcare programs, the institution of corporate integrity agreements (“CIAs”), and/or other heightened monitoring of our operations. Liability under such statutes and regulations may arise if, among other things, we knew, or it is determined that we should have known, that information we provided to form the basis for a claim for government payment was false or fraudulent, or that we were out of compliance with program requirements considered material to the government’s payment decision. Companies who receive funds from federal and state governmental agencies are required to maintain compliance programs to detect and deter fraud, waste, and abuse. Although our compliance program is designed to meet all statutory and regulatory requirements, our policies and procedures are frequently under review and subject to updates, and our training and education programs continue to evolve.

Fraud, waste, and abuse prohibitions encompass a wide range of activities, including, but not limited to, kickbacks or other inducements for referral of members or for the coverage of products (such as prescription drugs) by a plan, billing for unnecessary medical services by a healthcare provider, payments made to excluded providers, and improper marketing and beneficiary inducements. In particular, there has recently been increased scrutiny by the DOJ on health plans’ diagnosis coding and risk adjustment practices, particularly for Medicare Advantage plans, which we offered until the plan year 2024. The regulations, contractual requirements, and policies applicable to participants in government healthcare programs are complex and subject to change. Health insurers are required to maintain compliance programs to prevent, detect, and remediate fraud, waste, and abuse, and are often the subject of fraud, waste, and abuse investigations and audits.

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

Guaranty Fund Assessments

Under certain state insolvency or guaranty association laws, insurance companies and HMOs can be assessed for amounts paid by guaranty funds for policyholder losses incurred when an insurance company or HMO becomes insolvent. Most state insolvency or guaranty association laws currently provide for assessments based upon the amount of premiums received on insurance underwritten within such state (with a minimum amount payable even if no premium is received). Under many of these guaranty association laws, assessments are made or adjusted retrospectively. Some states permit insurers or HMOs to recover assessments paid through full or partial premium tax offsets, or through future policyholder surcharges. The amount and timing of any future assessments cannot be predicted with certainty; however, future assessments may occur.

Corporate Practice of Medicine and Fee-Splitting Laws

Oscar Medical Group, which consists of four physician-owned professional corporations, functions as a direct medical service provider and, as such, our arrangements with Oscar Medical Group are subject to additional laws and regulations. Some states have corporate practice of medicine laws prohibiting specific types of entities from practicing medicine or employing physicians to practice medicine. Moreover, some states prohibit certain entities from engaging in fee-splitting practices which involve sharing in the fees or revenues of a professional practice. These prohibitions may be statutory or regulatory, or may be imposed through judicial or regulatory interpretation. The laws, regulations and interpretations in certain states have been subject to limited judicial and regulatory interpretation and are subject to change. See “Risk Factors—Risks Related to Our Business—We make virtual healthcare services available to our members through Oscar Medical Group, in which we do not own any equity or voting interest, and our virtual care availability may be disrupted if our arrangements with providers like the Oscar Medical Group become subject to legal challenges.”

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

We may from time to time expand our membership by entering into new markets, introducing new health plans in the markets in which we currently operate, or entering into new lines of business. As we take these steps, we may incur significant expenses prior to commencement of operations and the receipt of revenue in new markets or from new plans, including significant time and expense in obtaining the regulatory approvals and licenses necessary to grow our operations. For example, in order to obtain a certificate of authority to market and sell insurance in most jurisdictions, we must establish an adequate provider network and demonstrate our ability to perform or delegate utilization management and other administrative functions, and we may be unable to complete these operational steps in a timely manner or at all. In addition, there are requirements and standards that need to be met, including in some cases an annual recertification process, in order to participate on Health Insurance Marketplaces. Even if we are successful in obtaining a certificate of authority, regulators may not approve our proposed benefit designs, provider networks, or premium levels, or may require us to change them or otherwise operate in ways that harm our profitability. If we are unable to obtain the approvals or licenses necessary, or otherwise meet regulatory and Health Insurance Marketplace requirements, our results of operations and financial condition could be materially and adversely affected.

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

Further, we may experience delays in operational start dates as we enter new markets or decide to exit geographic markets or terminate insurance products, which could not only result in financial harm, but also reputational harm to our brand. For example, the Company has previously determined to exit certain geographic markets and terminate certain insurance products, such as when we paused offering products in the California individual market for plan year 2024, our exit from the Medicare Advantage market for plan year 2024, and our exit from the small group market, including non-renewal of our Cigna + Oscar relationship, effective at the end of 2024. In addition, if competitors seek to retain market share by reducing prices, we may be forced to reduce our prices on similar plan offerings in order to remain competitive. There is no assurance that a reduction in our plan pricing would enable us to maintain our competitive position, and any such reduction could impact our financial condition or require a change in our operating strategies. As a result of these factors, entering new markets or introducing new health plans may decrease our profitability.

We may also from time to time enter into new lines of business in which we have no or limited direct prior experience, or expand the insurance products that we offer. For example, we are working with a variety of ICHRA platforms to transition small, mid-sized and large employers to the individual market where their employees can choose an Oscar product that meets their individual needs. The new business lines and insurance products that we pursue may not perform as well as expected, may not achieve timely profitability, may incur significant or unexpected time and expense, and may expose us to additional liability, which may result in financial harm or reputational harm to our brand.

We also pursue opportunities to monetize our technology platform through +Oscar and we may be in discussions with respect to one or more such opportunities at any given time. To offer our +Oscar platform administrative services, we may be required to obtain and maintain licenses and approvals in new and existing markets, including for third party administrative services, utilization review administrative services, pharmacy benefit administration, or preferred provider network administration services. We may not be able to do so on our expected timetable or at all, or to otherwise expand our administrative service offerings. Even if we are able to obtain necessary licenses and approvals, our +Oscar arrangements may pose further operational challenges, may not be implemented on our expected timetable or at all, may not perform as well as expected, may not achieve timely profitability or expected synergies, may require us to incur additional costs, may expose us to additional liability, or may result in limitations on our ability to offer products in certain insurance markets and geographic regions. In the past, we have faced issues performing on our +Oscar commitments and may in the future face similar issues with respect to our +Oscar or other commitments. If we are not able to successfully implement and/or perform on our +Oscar arrangements, this may limit our ability to retain current +Oscar clients or obtain +Oscar clients in the future.

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
•we are unable to develop or maintain competitive provider networks, or maintain adequate networks that comply with regulatory requirements and standards;
•insurance brokers that we rely on to build our member base are unable to market our insurance products effectively;

•we fail to attract brokers to sell our insurance products or lose important broker relationships to our competitors or otherwise, including in circumstances where we require brokers to use different enrollment services vendors;
•the enhanced APTCs under the ARPA are eliminated or reduced, or other APTCs or subsidies under the ACA are eliminated or reduced;
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
•initiatives designed to improve member and provider experience, including the use of AI Technologies or other new technologies, are unsuccessful or discontinued, whether as a result of actions by us, our competitors, regulators, or other third parties;
•as a result of changes in law or otherwise, our competitors participate in the individual market to a greater extent than they have previously;
•there is an initiation of new SEPs or other unexpected healthcare market developments, including in response to legislative, regulatory or political developments and executive orders;
•our digital platform experiences technical or other problems or disruptions that frustrate the experience of members or providers or other third party partners;
•we or our partners or other third parties with whom we collaborate sustain a cyber-attack or suffer privacy or data security breaches;
•regulatory actions to improve the integrity in the ACA eligibility and enrollment process, such as the measures enacted by the CMS in 2024, make it more difficult for members to enroll in new plans or switch from one plan to another or otherwise retroactively remove members from ACA plans;
•we experience unfavorable shifts in perception of our digital platform or other member service channels;
•we suffer reputational harm to our brand resulting from negative publicity, whether accurate or inaccurate;
•our strategic partners terminate or fail to renew our current contracts or we fail to enter into contracts with new strategic partners; or
•our efforts to partner with ICHRA platforms to transition small, mid-sized and large employers to the individual market where their employees can choose an Oscar product are not successful, take significantly more time than expected to be successful.

We operate in a highly competitive environment and some of the health insurers with which we compete have greater financial and other resources, offer a broader scope of products, and may be able to price their products more competitively than ours. Many of our competitors also have relationships with more providers and provider groups than we do, and can offer a larger network or obtain better unit cost economics. Our inability to overcome these challenges could impair our ability to attract new members and retain existing members, and could have a material adverse effect on our business, revenue, operating results, and financial condition. Additionally, if we are not able to grow our membership, we may be unable to attract additional partners to our +Oscar platform or maintain existing +Oscar partnerships, which could impact our ability to execute our growth strategy.

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

Numerous factors impact our ability to accurately estimate and control our medical expenses, many of which are not within our control, including, but not limited to:

•the occurrence of natural disasters, terrorism, public health emergencies, major epidemics and pandemics;
•changes in healthcare regulations and practices, including subregulatory guidance, regulations, or statutes that govern individual plans, or the Health Insurance Marketplaces;

•the impact on market morbidity of ongoing Medicaid redeterminations and the potential elimination of enhanced APTC;
•the broader competitive landscape, including new membership resulting from other health insurers exiting our markets, initiation of new SEPs and general expansion of the individual health insurance market;
•lack of credible data in new regions or with respect to new plan offerings;
•changes in the utilization of prescription drugs, medical services or other covered items or services;
•increases in the costs of healthcare facilities and services, medical devices and pharmaceuticals, including due to the introduction and adoption of new or costly medical technologies and pharmaceuticals or as a result of macroeconomic inflationary effects;
•changes in our member demographic mix, the geographic concentration of our members, and the distribution of members among our plans;
•changes in purchase discounts or pharmacy volume rebates received from drug manufacturers and wholesalers, or the guaranteed minimum discounts or rebates we agree to with the pharmacy benefit manager that negotiates and collects such discounts and rebates on our behalf;
•increased incidences or acuity of high dollar claims related to catastrophic illnesses or medical conditions, including claims for which we may not have adequate reinsurance coverage;
•changes or reductions of our utilization management functions such as preauthorization of services, concurrent review or requirements for physician referrals;
•continued increases in broker fees due to the proportion of broker-acquired business continuing to increase in line with the macro trend in the Health Insurance Marketplace of fewer members signing up directly on exchanges;
•provider or broker fraud

The Consolidated Appropriations Act of 2023 delinked Medicaid redeterminations from the end of the PHE for COVID-19, and Medicaid redeterminations were required to begin by April 1, 2023. Although redeterminations were expected to conclude by June 2024, CMS directed certain states to temporarily pause procedural terminations while they addressed issues in the renewal process that led to increased procedural disenrollments. CMS also announced an SEP that began March 31, 2023 and ended November 30, 2024. Data from CMS on Medicaid redeterminations showed significant increases in ACA plan enrollments among consumers in 2023 and 2024 who lost Medicaid or CHIP coverage. While CMS announced in 2024 that all unwinding-related renewals for beneficiaries enrolled in Medicaid or CHIP must be completed no later than December 31, 2025, our understanding is that the majority of states have now substantially completed their unwinding processes. We anticipate that any future impact on our membership in connection with ACA enrollments due to the unwinding of the Medicaid continuous enrollment condition will not be as significant as the membership growth we experienced in plan year 2024. However, we cannot predict ACA plan enrollment patterns and the potential impact of recent and future enrollments on market morbidity, and the related impact on our underwriting margin, risk adjustment payables and MLR is therefore uncertain.

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

We have a history of losses, and we may not maintain profitability in the future.

For the year ended December 31, 2024 we had consolidated net income of $26.1 million and consolidated Adjusted EBITDA of $199.2 million, which was the first time since our inception in 2012 that we achieved profitability on either a consolidated net income or Adjusted EBITDA basis. As of December 31, 2024, we had an accumulated deficit of $2,851.3 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Adjusted EBITDA” for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure.”

While we achieved profitability on a consolidated Adjusted EBITDA and net income basis in 2024, we may not be able to continue to do so in the future. In addition, we may make additional investments to further market, develop, and expand our business. These include hiring additional personnel; continuing to develop our proprietary full stack technology platform, member engagement engine and operations, including by utilizing artificial intelligence and machine learning; acquiring more members; maintaining existing members; investing in partnerships, collaborations and acquisitions; expanding into additional business lines, such as ICHRA; and expanding our +Oscar platform offerings. The commissions we offer to brokers could also continue to materially increase as we compete to attract new members. If our investments are not successful longer-term, our business and financial position may be harmed.

We may not succeed in continuing to increase our revenue or managing our medical or administrative costs on the timeline that we expect. Moreover, if our revenue declines, we may not be able to reduce costs in a timely manner because many of our costs are fixed, at least in the short-term. If we are unable to manage our costs effectively, this may limit our ability to optimize our business model, acquire new members, enter into new lines of business, enter into +Oscar platform arrangements and grow our revenues. Accordingly, despite our best efforts to do so, we may not maintain profitability, and we may incur further significant losses in the future.

Any changes to the ACA and its regulations could materially and adversely affect our business, results of operations, and financial condition.

For each of the years ended December 31, 2024 and 2023, approximately 97% of our revenue was derived from sales of health plans subject to regulation under the ACA, primarily comprised of policies directly purchased by individuals and families and secondarily comprised of policies purchased by small employers and provided to their employees as a benefit. Consequently, changes to, or repeal of, portions or the entirety of the ACA and its regulations, as well as judicial interpretations in response to legal and other constitutional challenges, could materially and adversely affect our business and financial position, results of operations, or cash flows. Even if the ACA is not amended or repealed, elected and appointed officials could continue to propose changes and courts could render opinions impacting the ACA, which could materially and adversely affect our business, results of operations, and financial condition.

The ACA also established significant subsidies to support the purchase of health insurance by individuals, in the form of advanced premium tax credits, or APTCs, available through Health Insurance Marketplaces. The ARPA increased the size of APTCs for individuals at every household income level for 2021 and 2022, and the Inflation Reduction Act of 2022 renewed the enhanced APTCs for three years through the end of 2025. During the years ended December 31, 2024, and 2023, approximately 92%, and 85%, respectively, of the direct policy premiums of our members were subsidized by APTCs, including enhanced APTCs under the ARPA. Although the enhanced APTCs have been extended through 2025, the future elimination or reduction of the enhanced APTCs, or other APTCs or subsidies, could make such coverage unaffordable to some individuals and thereby reduce overall participation in the Health Insurance Marketplaces and our membership. These fluctuations could have a significant adverse effect on our business and future operations, and our results of operations and financial condition. Further, the lack of federal funding of cost sharing subsidies could additionally impact Health Insurance Marketplace enrollment. Such market and political dynamics may result in unanticipated changes in the composition and risk level of the Health Insurance Marketplace risk pool, which could negatively impact our underwriting margins.

Historically, there have been significant efforts to repeal, or limit implementation of, certain provisions of the ACA. Such initiatives include repeal of the individual mandate effective in 2019, as well as easing of the regulatory restrictions placed on short-term limited duration insurance and association health plans, some or all of which may provide fewer benefits than the traditional ACA-mandated insurance benefits. The ACA has also been subject to multiple judicial challenges surrounding its constitutionality. The new presidential administration could bring possible changes in state and federal legislation governing Health Insurance Marketplaces. Depending on these changes, this could result in fluctuations in participation from individuals seeking insurance coverage and/or possible non-renewal of existing policies. Because we rely on the Health Insurance Marketplaces, any changes to the ACA that result in reduced membership, or other changes in healthcare law and regulation, could materially and adversely impact our business, financial condition, and results of operations.

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

The ACA implemented certain requirements for insurers, including a minimum MLR provision that requires insurers to pay rebates to consumers when insurers do not meet or exceed specified annual MLR thresholds, and anti-discrimination protections on the basis of race, color, national origin, sex, age, and disability, which may impact the manner in which health insurers receiving any form of federal financial assistance design and implement their benefit packages. Further, the ACA imposes significant fees, assessments, and taxes on us and other health insurers, plans and other industry participants. Additionally, there are numerous steps federal and state regulators require for continued implementation of the ACA including the annual federal updates to implementing market regulations via the Notice of Benefit and Payment Parameters. For example, we are required to monitor our network of contracted providers to ensure we meet specific state and/or federal quality, credentialing, availability, and accessibility requirements on an ongoing basis. If we fail to effectively comply with regulatory requirements, or fail to implement or appropriately adjust our operational and strategic initiatives with respect to the implementation of healthcare reform, or do not do so as effectively as our competitors, our results of operations may be materially and adversely affected.

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

In addition, in each of the markets in which we operate, we are regulated by the relevant insurance and/or health and/or human services, or other government departments that oversee the activities of insurance and/or healthcare organizations providing or arranging to provide services to Health Insurance Marketplace enrollees or other beneficiaries. For example, our health insurance subsidiaries must comply with minimum statutory capital and other financial solvency requirements, such as deposit and surplus requirements, and related reporting requirements, as well as price transparency requirements that mandate publication or disclosure of information related to the pricing or costs of covered items or services. In October 2020, HHS issued a health transparency regulation which went into effect in July 2022 (the “Health Plan Transparency Rule”). The Health Plan Transparency Rule requires monthly disclosures of, among other things, detailed pricing information regarding our negotiated rates for all covered items and services with in-network providers and historical payments to, and billed charges from, out-of-network providers. Additional disclosures under the Health Plan Transparency Rule went into effect in 2023 (personalized out-of-pocket cost information and negotiated rates for specified healthcare items and services) and was expanded in 2024 (all items and services). In December 2020, Congress passed the No Surprises Act, which became effective on January 1, 2022, and requires health insurers to hold members harmless for out-of-network costs in certain circumstances, and requires that insurers and healthcare providers work to agree on out-of-network reimbursement, including through utilizing the independent dispute resolution process outlined in the No Surprises Act or a similar process established under applicable state law. Many states have enacted separate legislation addressing balance billing or surprise medical bills. These laws and regulations vary in their approach, resulting in different impacts on the healthcare system as a whole. Our health insurance subsidiaries must also comply with numerous statutes and regulations governing the sale, marketing, and administration of insurance. We have failed in the past, and we may in the future fail, to take actions mandated by federal and/or state laws or regulations with respect to changes in our health benefits, the health insurance policies for which individuals are eligible, proposed or actual premiums, and/or other aspects of individuals’ health insurance coverage. Such failures may result in our having to take corrective action, including making remediation payments to our members or paying fines to regulators, may subject us to negative publicity, or may result in the inability to offer our health plans on Health Insurance Marketplaces. Given the complex nature of insurance regulation, we have in the past, and may in the future, misinterpret or misapply new laws and regulations, which could result in operational costs or financial impacts, as well as fines and penalties. Any such failures could also negatively impact our ability to service our existing +Oscar platform arrangements and enter into new arrangements.

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

Changes to government policies (including those not specifically targeted to the healthcare industry), such as a change in tax laws and the corporate tax rate, premium tax rate, or government spending cuts, could have significant impacts on our business, results of operations, financial condition and liquidity.

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

As part of our normal operations, we collect, receive, use, maintain, handle, transmit, process, and retain, which collectively in this risk factor we refer to as “Process” or “Processing,” personal, medical, sensitive and other confidential information about individuals. We also depend on a number of third party vendors in relation to the operation of our business, a number of which process data on our behalf. We and our vendors are subject to various federal and state laws, regulations, rules, and industry standards and other requirements including those that apply generally to the handling of information about individuals, and those that are specific to certain industries, sectors, contexts, or locations. These laws and regulations include, among others, HIPAA, CCPA and CPRA. These requirements, and their application, interpretation and amendment are constantly evolving and developing.

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

We are also subject to other laws, regulations and industry standards that govern our business practices, including the Telephone Consumer Protection Act (“TCPA”), which restricts the use of automated tools and technologies to communicate with wireless telephone subscribers or communications services consumers generally, the CAN-SPAM Act, which regulates the transmission of marketing emails, and the PSI-DSS, which is a multifaceted security standard that is designed to protect credit card account data as mandated by PCI-DSS entities. We may become subject to claims that we have violated these laws and standards, based on our or our vendors’ past, present, or future Processing business practices, and these claims, whether or not they have merit, could expose us to substantial statutory damages or costly settlements, which could have a material and adverse impact on our business and reputation, subject us to fines and/or require us to change our business practices.

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

Because we receive payments from federal governmental agencies, we are subject to various laws commonly referred to as “fraud, waste, and abuse” laws, including the federal Anti-Kickback Statute, the federal Stark Law, and the FCA. These laws permit the DOJ, the HHS-OIG, CMS, and other enforcement authorities to institute a claim, action, investigation, or other proceeding against us for violations and, depending on the facts and circumstances, to seek treble damages, criminal and civil fines, penalties, and assessments, including for any alleged violations that occurred while we offered Medicare Advantage plans. Violations of these laws can also result in exclusion, debarment, temporary or permanent suspension from participation in government healthcare programs, the institution of corporate integrity agreements (“CIAs”), and/or other heightened monitoring of our operations. Liability under such statutes and regulations may arise, among other things, if we knew, or it is determined that we should have known, that information we provided to form the basis for a claim for government payment was false or fraudulent, or that we were out of compliance with program requirements considered material to the government’s payment decision.

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

We are periodically subject to government audits, including CMS Risk Adjustment Data Valuation (“RADV”) audits of our ACA plans to validate diagnostic data, patient claims and financial reporting, and we may be subject to ongoing RADV audits related to our historical Medicare Advantage plans and audits of our historical Medicare Part D plans by the Medicare Part D Recovery Audit Contractor (“RAC”) programs authorized by the ACA. These audits could result in significant adjustments in payments made to our health plans, which could adversely affect our financial condition and results of operations. If we fail to report and correct errors discovered through our own auditing procedures or during a RADV or RAC audit, or otherwise fail to comply with applicable laws and regulations, we could be subject to fines, civil penalties or other sanctions which could have a material adverse effect on our ability to participate in these programs, and on our financial condition, cash flows and results of operations. On November 24, 2020, CMS issued a final rule that amends the RADV program by: (i) revising the methodology for error rate calculations beginning with the 2019 benefit year; and (ii) changing the way CMS applies RADV results to risk adjustment transfers beginning with the 2020 benefit year. According to CMS, these changes are designed to give insurers more stability and predictability with respect to the RADV program and promote fairness in how health insurers receive adjustments. CMS has also announced a policy that payment adjustments as a result of RADV audits will not be limited to the specific MA enrollees for which errors are found but may also be extrapolated to the entire MA plan subject to a particular CMS contract. Based on a final rule issued by CMS in January 2023, overpayments to MA plans that are identified as a result of RADV audit will be subject to extrapolation for plan year 2018 and any subsequent plan year. On November 14, 2024, CMS initiated the payment year 2018 MA RADV audits and expects to begin issuing payment year 2018 audit findings in mid-calendar year 2026. In addition, CMS will not apply an adjustment factor, known as a Fee-For-Service Adjuster, in RADV audits to account for potential differences in diagnostic coding between the Medicare Advantage program and Medicare fee-for-service program. The future impact of these changes remains unclear, and CMS and HHS-OIG policies and procedures for conducting RADV audits remain subject to change. These changes and any future changes to the RADV program may ultimately impact expected transfers to or from health insurers resulting from these retrospective program adjustments.

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

Our profitability depends, in large part, upon our ability to contract at competitive prices with hospitals, physicians, and other healthcare providers, such that we can provide our members with access to competitive provider networks at affordable prices. Our arrangements with healthcare providers generally may be terminated or not renewed by either party without cause upon prior written notice. If a provider agreement were terminated, or if we’re not able to negotiate agreements with providers, the breadth of our network to service our members could be adversely impacted, and may put us at risk of non-compliance with applicable federal and state network adequacy laws. We cannot provide any assurance that we will be able to renew our existing contracts or enter into new contracts on a timely basis or under favorable reimbursement rates and terms enabling us to service our members profitably in the future. Healthcare providers within our provider networks may not properly manage the costs of services, maintain financial solvency or avoid disputes with other providers or their federal and state regulators. Any of these events could have a material adverse effect on the provision of services to our members and our operations.

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

Some providers that render services to our members are not contracted with our health insurance subsidiaries. While our health insurance subsidiaries are required to meet various federal and state requirements regarding the size and composition of our participating provider networks, we generally contract with a select subset of, and not all, systems and providers in a given area. This allows us to work more closely with high quality healthcare systems that engage with us using our technology. That approach, however, makes it possible that our members will receive emergency services, or other services which we are required to cover by law or by the terms of our health plans, from providers who are not contracted with our health insurance subsidiaries. In those cases, there is no pre-established contractual understanding between the provider and our health insurance subsidiary about the amount of compensation that is due to the provider. In some states, and under federal law for our business subject to the No Surprises Act, the amount of compensation and/or process to dispute out-of-

network reimbursement amounts is defined by law or regulation. In certain situations, our health insurance subsidiaries are required to hold our members harmless for out-of-network costs, and to work directly with healthcare providers within the confines of state law or the No Surprises Act’s dispute resolution process to agree on reimbursement. Reimbursement for these out-of-network costs can be significant. It is difficult to predict the amount we may have to pay to out-of-network providers. The uncertainty of the amount to pay to such providers and the possibility of subsequent adjustment of the payment could materially and adversely affect our business, financial condition, cash flows, or results of operations.

Additionally, substantially all of our revenue depends on the direct policy premiums we collect from members or from the federal government on behalf of our members who obtain healthcare services from a limited number of providers with whom we contract. We generally manage our provider contracts on a state-by-state basis, entering into separate contracts in each state with local affiliates of a particular provider, such that no one local provider contract receives a majority of our allowed medical costs for services rendered to our members. When aggregating the payments we make to each provider through its local affiliates, AdventHealth, HCA Healthcare, and University of Miami Hospital & Medical Group accounted for a total of approximately 10%, 8% and 7%, respectively, of total allowable medical costs for the year ended December 31, 2024. Advent Health, HCA Healthcare, and University of Miami Hospital & Medical Group accounted for approximately 13%, 10% and 8%, respectively, of total allowable medical costs for the year ended December 31, 2023. We believe that a majority of our revenue will continue to be derived from direct policy premiums obtained from members who receive services from a concentrated number of providers. These providers may terminate or seek to terminate their contracts with us in the future. The sudden loss of any of our providers or the renegotiation of related provider contracts could adversely impact our reputation or the breadth of access and perceived quality of our provider networks, which could result in a loss of a membership that adversely affects our revenue and operating results.

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

We utilize quota share reinsurance to meet the regulatory capital and surplus requirements and protect against downside risk on medical claims. If regulators do not approve our reinsurance agreements for this purpose, or if we cannot negotiate renewals of our quota share arrangements on acceptable terms, or at all, enter into new agreements with reinsurers, or otherwise obtain capital through debt or equity financings, our capital position would be negatively impacted, and we could fall out of compliance with applicable regulatory requirements.

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

The amount of business ceded under our reinsurance arrangements can vary significantly from year to year. Because reinsurers are entitled to a portion of our premiums under our quota share reinsurance arrangements, changes in the amount of premiums ceded under these arrangements may directly impact our net premium and/or net income estimates. Reductions in the amount of premiums ceded under quota share reinsurance arrangements may result in an increase to our minimum capital and surplus requirements, and an increase in corresponding capital contributions made by Parent to our health insurance subsidiaries or a decrease in funds available for distributions and dividends from our health insurance subsidiaries to Parent.

If our reinsurers consistently and successfully dispute our obligations to make a claim payment under a given policy, if we cannot renegotiate renewals of our quota share reinsurance arrangements on acceptable terms, if reinsurers terminate their arrangements with us, if we are unable to enter into reinsurance arrangements with other reinsurers, or if our reinsurance arrangements are not approved by any of our regulators (or if our regulators take a different view, whether prospectively or retroactively, with respect to the capital treatment of our reinsurance agreements), we may need to raise additional capital to comply with applicable regulatory requirements, which could be costly. For example, we estimate that had we not had any quota share reinsurance arrangements in place, the insurance subsidiaries would have been required to hold approximately $553.8 million of additional capital as of December 31, 2024, which Parent would have been required to fund to the extent the applicable insurance subsidiary did not have excess capital to cover the requirement. If we are not able to comply with our funding requirements, we would have to enter into a corrective action plan or cease operations in jurisdictions where we could not comply with such requirements. Termination of our reinsurance arrangements would also increase our exposure to volatility in medical claims. As a result, termination of our reinsurance arrangements through one or more of these scenarios could harm our business, results of operations, and financial condition.

While our financial reporting is based on generally accepted accounting principles in the United States (“GAAP”), our ability to receive capital reserve credit for a particular state subsidiary for our reinsurance agreements is determined by Statutory Accounting Principles, which are dependent upon state-specific laws and regulations, as interpreted and applied by state insurance regulators. In some states we are required to seek approval in advance of entering into reinsurance agreements; in others we are not, which means that we may learn of regulators’ concerns after the effective date of certain reinsurance agreements. From time to time, we include state-specific provisions in, or subsequently make state-specific amendments to, our reinsurance agreements to reflect capital reserve credit requirements imposed by particular state regulators, or may need to book additional reserves or liabilities to our insurance company statutory financial statements to address regulatory requirements or standards. The net economic effect of such provisions, amendments or actions may not be commercially favorable, and in some instances we have chosen, and may in the future choose, not to enter into certain types of reinsurance agreements, not to seek statutory reserve credit under certain agreements, or to terminate existing agreements rather than include provisions or make amendments required by a particular state in order to receive statutory reserve credit. As described above, any such decision or action would result in an increase in required capital in our insurance subsidiaries, which may be material.

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

In addition, during periods of increased volatility, adverse securities and credit markets, including those due to rising interest rates, may exert downward pressure on the availability of liquidity and credit capacity for certain issuers. While we have extended the maturity date of our Revolving Credit Facility (as defined below) to December 28, 2025, our ability to obtain any additional financing, as and to the extent the Company elects to do so, will depend on a variety of factors such as market conditions, including recessionary factors, the general availability of credit, the volume of trading activities, the availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Restrictions imposed by our Revolving Credit Facility and the Investment Agreement we entered into in connection with our convertible senior notes due 2031 (the “2031 Notes”) also contain covenants that restrict our ability to incur indebtedness. If one or a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

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

We contract with third-party vendors and service providers who help us administer our products and plans, as well as vendors who provide services to help with our internal administrative functions. For example, Oscar delegates pharmacy claims and network management to a pharmacy benefit manager, CVS/Caremark. CVS/Caremark negotiates with drug manufacturers, wholesalers and pharmacies the prices for pharmaceuticals used by our members, including related purchase discounts and volume rebates, and directly makes payments for the pharmaceuticals and collects related rebates on our behalf. We in turn negotiate amounts we pay directly to CVS/Caremark for the pharmaceuticals, as well as minimum guaranteed rebates that CVS/Caremark pays directly to us. We also contract with Optum to provide us with access to its network of behavioral health providers and manage behavioral health benefits for us. We cannot provide any assurance that vendors with whom we contract will honor the terms of their agreements with us or perform their contractual obligations to our satisfaction or that we will be able to renew our existing contracts or enter into new contracts on a timely basis or under favorable terms, any of which could negatively impact our ability to service our members profitably in the future. In addition, the partial or complete loss of a vendor or other third-party relationship could cause a material disruption to our business and make it difficult and costly to provide services and products that our regulators and members expect, which could have a material adverse effect on our financial condition, cash flows, and results of operations.

Some of these third-parties have direct access to our systems in order to provide their services to us and operate the majority of our communications, network, and computer hardware and software. For example, we currently offer our products through our website and online app using platforms for cloud computing provided by Amazon Web Services, Inc. (“AWS”), a provider of cloud infrastructure services, as well as the Google Cloud Platform (“GCP”). Our operations depend on protecting the virtual cloud infrastructure hosted in AWS and GCP by maintaining its configuration, architecture, and interconnection specifications, as well as the information stored in these cloud platforms and which third-party internet service providers transmit. We also engage with other third parties, for our product offerings and internal operations. In the event that a service agreement with a third-party vendor that we rely upon is terminated, or there is a lapse of service, interruption of internet service provider connectivity, or damage to such facilities, we could experience interruptions in our operations and service to our members and business partners, as well as delays and additional expense in arranging new facilities and services, which could harm our business, results of operations, and financial condition.

Our arrangements with third-party vendors and service providers may make our operations vulnerable if those third parties, either directly or through their subcontractors, fail to satisfy their obligations to us, including their obligations to maintain and protect the security and confidentiality of our information and data, or the information and data relating to our members or customers. We are also at risk of a data security incident involving a vendor or third party, which could result in a breakdown of such third party’s data protection processes or cyber-attackers gaining access to our infrastructure through the third party. To the extent that a vendor or third party suffers a data security incident that compromises its operations we could incur significant costs and possible service interruption. For example, one of our vendors in the past experienced a data security incident which required us to devote significant time and resources towards assessing the impact on our operations and member data and to secure alternative vendor relationships, even though the incident was ultimately determined to not directly result in a breach of our members’ data. In addition, we may have disagreements with our third-party vendors or service providers regarding relative responsibilities for any such failures or incidents under applicable business associate agreements or other applicable outsourcing agreements. Any contractual remedies and/or indemnification obligations we may have for vendor or service provider failures or incidents may not be adequate to fully compensate us for any losses suffered as a result of any vendor’s failure to satisfy its obligations to us or under applicable law.

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

From time to time, we are a defendant in lawsuits and the subject of regulatory actions, and are subject to audits, reviews, assessments and investigations relating to our business, including, without limitation, claims by members alleging failure to provide coverage or to pay for or authorize payment for healthcare, claims related to non-payment or insufficient payments for services by providers, including for alleged failure to properly pay in-network and out-out-network claims, claims under U.S. securities laws, claims related to breach of contract, employment related claims, claims of trademark and other intellectual property infringement or misappropriation, claims alleging bad faith or unfair business practices, challenges to the manner in which the Company processes claims, claims relating to sales, marketing and other business practices, inquiries regarding our submission of risk adjustment data, audits related to our compliance with network adequacy requirements, enforcement actions by state regulatory bodies alleging non-compliance with state law, financial and market conduct examinations by state regulatory bodies, and claims related to the imposition of new taxes, including, but not limited to, claims that may have retroactive application.

For example, on May 12, 2022, a securities class action lawsuit against the Company, certain of its directors and officers, and the underwriters that participated in the Company’s initial public offering (“IPO”) was commenced in the United States District Court for the Southern District of New York, captioned Carpenter v. Oscar Health, Inc., et al., Case No. 1:22-CV-03885 (S.D.N.Y.) (the “Securities Action”). The amended complaint, filed on December 6, 2022, primarily alleges that the Company failed to disclose in its IPO registration statement purportedly inadequate controls and systems in connection with the risk adjustment data validation audit for 2019, in violation of Sections 11 and 15 of the Securities Act, and that this alleged omission caused losses and damages for members of the putative class. The amended complaint seeks unspecified compensatory damages as well as interest, fees and costs.

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

Risks relating to our IT Systems have generally increased in recent years because of the proliferation of new technologies—including artificial intelligence— and the increased sophistication and activities of perpetrators of cyber-attacks, as well as a result of an increase in work-from-home and hybrid work arrangements and geopolitical events involving high cyber-risk countries. Hackers and data thieves are increasingly sophisticated and operating large-scale and complex automated attacks. Our IT Systems and Confidential Information are subject to a growing number of risks from hackers and other adversaries that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information; threat actors may be able to penetrate our IT Systems and misappropriate our Confidential Information or that of third parties, create system disruptions, or cause damage, security issues, or shutdowns. These threats are from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, and from diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, viruses, worms, and as a result of malicious code embedded in open-source software or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT Systems, products or services. Because the techniques used to circumvent, gain access to, or sabotage IT Systems, can be highly sophisticated and change frequently, they often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world. We may be unable to anticipate, detect, remediate, recover from future attacks or incidents, resulting in a material and adverse impact to our IT Systems, Confidential Information, or business. Further, we may experience cyber-attacks and other security incidents that remain undetected for an extended period. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures, develop additional protocols and/or investigate and remediate any information security vulnerabilities.

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

Additionally, as we accept debit and credit cards for payment, we are subject to the PCI-DSS, issued by the Payment Card Industry Security Standards Council. PCI-DSS contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. If we or our service providers are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could materially and adversely affect our business.

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

Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining, motivating and incentivizing our existing employees. Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to hire new employees and to retain, motivate, and incentivize existing employees. For example, from the completion of our IPO through December 31, 2024, our closing stock price ranged from a high of $36.77 to a low of $2.15. As such, the underlying value of the equity awards held by our employees also fluctuates. Additionally, if and when the stock options or other equity awards are substantially vested, employees under such equity arrangements may be more likely to leave, particularly when the underlying shares have appreciated.

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

Our operations depend significantly on effective information systems. The information gathered and processed by our information systems assists us in, among other things, generating forecasts used for strategic decisions and pricing, monitoring utilization and other cost factors, processing provider claims, detecting fraud, and providing data to our regulators. Our healthcare providers also depend upon our information systems for membership verifications, claims status, and other information. We partner with third parties, including Amazon and Google, to support our information technology systems. Our information systems and applications require continual maintenance, upgrading, and enhancement to meet our current and expected operational needs and regulatory requirements. If we underestimate the need to expand or experience difficulties with the transition to or from information systems or do not appropriately plan, integrate, maintain, enhance, or expand our information systems, we could suffer, among other things, operational disruptions, loss of existing members and difficulty in attracting new members, regulatory enforcement, and increases in administrative expenses. In addition, if our providers, brokers and members do not utilize the technology we deploy to them, we may not be able to efficiently and cost-effectively operate our business. Our ability to integrate and manage our information systems may also be impaired as the result of events outside our control, including acts of nature, such as earthquakes or fires, or acts of terrorism. Also, we may from time to time obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable if such third parties discontinue such services or fail to perform adequately.

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

Large-scale medical emergencies, pandemics and other extreme events could result in public health crises or otherwise have a material adverse effect on our business operations, cash flows, financial conditions and results of operations. For example, disruptions in public and private infrastructure resulting from such events could increase our operating costs and ability to provide services to our members. Additionally, as a result of these events, the premiums and fees we charge may not be sufficient to cover our medical and administrative costs, deferred medical care could be sought in future periods at potentially higher acuity levels, we could experience reduced demand for our services, and our workforce could be impacted, resulting in reduced capacity to handle demand for care.

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

We may not be able to utilize our net operating loss carryforwards (“NOLs”), to offset future taxable income for U.S. federal and state income tax purposes, which could adversely affect our cash flows.

As of December 31, 2024, we had federal income tax NOLs of $2.2 billion and state NOLs of $1.3 billion, which are currently subject to a full valuation allowance. The NOLs are available to offset our future taxable income, if any, prior to consideration of annual limitations that may be imposed under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) or otherwise. Of our federal NOLs, approximately $1.2 billion of losses will expire between 2035 and 2043, and $907.8 million of losses can be carried forward indefinitely. State NOLs begin to expire in 2036.

We may be unable to use our NOLs, as we do not have a history of positive earnings. In addition, under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain shareholders or groups of shareholders over a rolling three-year period), the corporation’s ability to use its pre-ownership change NOLs to offset its post-ownership change income may be limited. We regularly assess potential NOL limitations under Section 382, and determined that an ownership change occurred in 2016; however, the corresponding limitation amount did not impact the ultimate pre-change NOL available for use. We may experience ownership changes as a result of subsequent shifts in our stock ownership, which may be outside of our control. Another ownership change could limit, our ability to utilize our NOLs existing at the time of the ownership change. Future regulatory changes could also limit our ability to utilize our NOLs. To the extent we are not able to offset future taxable income with our NOLs, our cash flows may be adversely affected.

Our limited operating history in an evolving industry makes it difficult to evaluate our current business performance, implementation of our business model, and our future prospects.

We launched our business in 2012 and have a limited experience operating our business at current scale. Due to this limited operating history and the rapid growth we have experienced since we began operations, there is greater uncertainty in estimating our operating results, and our historical results may not be indicative of, or comparable to, our future results. In addition, we have limited data to validate key aspects of our business model, including our growth strategy. For example, our efforts to partner with ICHRA platforms to transition small, mid- and large-sized employers to the individual market where their employees can choose an Oscar product may not be successful, take significantly more time than expected to be successful and/or incur significant or unexpected expense. Furthermore, we are a relatively new entrant in the third party services market and in the past have experienced challenges in developing this area of our business. We are unable to predict if we will always be able to effectively and consistently service our current +Oscar arrangements and any future +Oscar arrangements, which risk may increase over time as we enter into more material +Oscar arrangements. We cannot provide any assurance that the data we collect will provide useful measures for evaluating our business model. Moreover, we cannot provide any assurance that partnerships, joint ventures or business lines we enter into in the future will perform as well as historical expectations. Our inability to adequately assess our performance and growth could have a material adverse effect on our brand, reputation, business, financial condition, and results of operations.

If we experience material weaknesses or significant control deficiencies in the future, or otherwise fail to maintain effective internal control over financial reporting, our ability to comply with applicable laws and regulations and accurately and timely report our financial results, and our access to the capital markets, could be adversely affected.

We are a public reporting company subject to the rules and regulations established by the SEC and the New York Stock Exchange (“NYSE”). These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting.

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

We currently derive substantially all of our revenue from direct policy premiums and recognize premium revenue over the period that coverage is effective. There can be no assurance that we will receive premiums in advance of or by the end of a given coverage period. Moreover, actions taken by state and federal governments could increase the likelihood of delay in our receipt of premiums. For example, in early responses to the COVID-19 pandemic, state insurance departments, including in states in which we operate, issued guidelines, recommendations, and moratoria around policy cancellations and non-renewals due to non-payment. While none of such state or federal required or recommended moratoria are still in effect, if similar measures were to be reintroduced and to remain in place for an extended period due to unanticipated public health or economic crises, our receipt of premiums, if any, could be significantly delayed, which could have a material adverse effect on our business, operations, cash flows, or earnings.

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

Our wholly owned subsidiary, Oscar Management Corporation, has management services agreements with four physician-owned professional corporations, known collectively as the Oscar Medical Group. We consolidate the professional corporations into our financial results because under applicable rules we have determined that we have a controlling financial interest in these corporations. However, each of the professional corporations comprising the Oscar Medical Group is wholly owned by a single physician licensed in California, Florida, New York and New Jersey, who oversees the operation of the Oscar Medical Group in her capacity as president and sole director of each Oscar Medical Group professional corporation. This physician also serves as an employee of Oscar Management Corporation. Under the terms of the management services agreements between Oscar Management Corporation and the Oscar Medical Group, the Oscar Medical Group retains sole responsibility for all medical decisions, as well as for hiring and managing physicians and other licensed healthcare providers, developing operating policies and procedures, and implementing professional standards and controls. Despite the management services agreements and other arrangements we have with Oscar Medical Group, regulatory authorities and other parties may assert that we are engaged in the prohibited corporate practice of medicine, that our arrangements with Oscar Medical Group constitute unlawful fee-splitting, or that other similar issues exist. If that were to occur, we could be subject to civil and/or criminal penalties, our agreements could be found legally invalid and unenforceable (in whole or in part), or we could be required to terminate or restructure our contractual arrangements, any of which could have a material adverse effect on our results of operations, financial position, or cash flows. State corporate practice of medicine and fee-splitting prohibitions may impose penalties on healthcare professionals for aiding in the improper rendering of professional services.
Our health insurance subsidiaries have entered into provider participation agreements with the Oscar Medical Group that enable the Oscar Medical Group to participate in Oscar’s provider network. While we expect that our relationship with the Oscar Medical Group will continue, a material change in our relationship with the Oscar Medical Group, whether resulting from a dispute among the entities or the loss of these relationships or contracts with the Oscar Medical Group, may temporarily disrupt our ability to provide virtual healthcare services to our members and could harm our business.

Failure to secure, protect, or enforce our intellectual property rights could harm our business, results of operations, and financial condition.

Our commercial success is dependent in part on protecting our core technologies, intellectual property, and proprietary rights (such as source code, information, data, processes, and other forms of information, know-how, and technology). We primarily rely on copyright, trademark, and trade secret laws, as well as confidentiality procedures and contractual arrangements to establish and protect our intellectual property. However, there are steps that we have not yet taken to protect our intellectual property. For example, we do not have any patents, which limits our ability to deter patent infringement claims by competitors and other third parties who may hold or obtain patents.

While we take precautions designed to protect our intellectual property, it may still be possible for competitors and other unauthorized third parties to copy our technology and use our proprietary brand, content, and information to create or enhance competing solutions and products, which could adversely affect our competitive position in our rapidly evolving and highly competitive industry. Some license provisions that protect against unauthorized use, copying, decompiling, transfer, and disclosure of our technology may be unenforceable under the laws of certain jurisdictions and foreign countries, and the remedies for such events may not be sufficient to compensate for such breaches. We enter into confidentiality and invention assignment agreements with our employees and consultants, and enter into confidentiality agreements with our third-party providers and strategic partners. We cannot assure you that these agreements will not be breached, and that they will be effective in controlling access to, and use and distribution of, our platform and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings. Such arrangements may limit our ability to protect, maintain, enforce, or commercialize such intellectual property rights or the technology or services that are based upon or covered by such intellectual property rights. Additionally, certain unauthorized use of our intellectual property may go undetected, or we may face legal or practical barriers to enforcing our legal rights even where unauthorized use is detected. If we are unable to prevent the unauthorized use or exploitation of our intellectual property, the value of our brand, content, and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to members, and potential members, may become confused, and our ability to attract customers may be adversely affected. Any inability or failure to protect our intellectual property could adversely impact our business, results of operations, and financial condition.
We have registered our trademark, but to date we have not filed applications to protect our innovations and intellectual property. If in the future we decide to file applications to protect our innovations and intellectual property, we do not know whether they would result in the issuance of a patent, or effective copyrights, in our content and proprietary coding, as applicable, or whether the examination process will require us to narrow any proposed patent claims. In addition, we may not receive competitive advantages from the rights granted under our intellectual property. Our existing intellectual property, and any intellectual property granted to us, or that we otherwise acquire in the future, may be contested, circumvented, or invalidated. Therefore, the exact effect of the protection of this intellectual property cannot be predicted with certainty. In addition, given the costs, effort, and risks of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we continue not to choose to seek patent protection. Any failure to adequately obtain patent protection, or other intellectual property protection, could later prove to adversely impact our business.
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

Our competitors, as well as a number of other entities and individuals, including so-called non-practicing entities, may own or claim to own intellectual property relating to or covering the operation of our business. From time to time, third parties claim that we are infringing upon their intellectual property rights or that we have misappropriated their intellectual property. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Because patent applications can take years to issue and are often afforded confidentiality for some period of time there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more aspects of our technology and business. Third parties may assert claims that we or our business partners or clients infringe or misappropriate their intellectual property rights and these claims, with or without merit, could be expensive to litigate, cause us to incur substantial costs and divert management resources and attention in defending the claim. In addition, we may be required to license additional technology from third parties to develop and market new offerings or platform features, which may not be available on commercially reasonable terms, or at all, and could adversely affect our ability to compete or require us to rebrand or otherwise modify our offerings, which could further exhaust our resources. Furthermore, certain contracts with our business partners contain provisions whereby we indemnify, subject to certain limitations, the counterparty for damages suffered as a result of claims related to intellectual property infringement. Claims made under these provisions could be expensive to litigate and could result in significant payments. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

We may face risks associated with our utilization of certain artificial intelligence and machine learning models.

Our business currently utilizes AI Technologies to drive efficiencies in our business, including by deploying use cases that are designed to streamline administrative processes, improve the experience for our members and providers and enhance our decision making capabilities. We are making, and plan to make in the future, investments in adopting AI Technologies across our business and across our technology stack. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying AI Technologies and there can be no assurance that our usage of, or investments in, AI Technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.

If the AI Technologies we use are incorrectly designed, if the data sets or models upon which they are based have errors or if we fail to develop and maintain adequate safeguards, the performance of our products, services, and business, as well as our reputation, could suffer or we could incur liability through the violation of laws, or contracts to which we are a party. In addition, the regulatory framework for AI Technologies is rapidly evolving and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations. New regulations and changes to existing regulations, and their interpretation and implementation, could impede our use of AI Technologies by limiting the way we use, or requiring us to change the way we use, AI Technologies and/or creating additional costs associated with compliance.

Our ability to continue to leverage AI Technologies is dependent on access to specific third-party software and infrastructure provided by a handful of vendors with the leading AI Technologies. We cannot control the availability or pricing of third-party software and infrastructure, and if the models we currently use in connection with AI Technologies become incompatible with our applications or unavailable for use, or if the providers of such models unfavorably changes the terms on which their AI Technologies are offered or terminates their relationship with us, we could be required to expend time and resources to either find a replacement vendor and/or to mitigate the impact to our business, and our business could be harmed.

Increasing scrutiny and changing expectations with respect to sustainability and environmental, social and governance (“ESG”) matters may impose additional costs on us, impact our access to capital, or expose us to new or additional risks.

Increased focus, including from regulators, investors, employees, clients, competitors and other stakeholders on sustainability or ESG matters may result in increased costs (including but not limited to increased costs related to compliance and stakeholder engagement), impact our reputation, or otherwise affect our business performance. Negative public perception, adverse publicity or negative comments in social media could damage our reputation or harm our relationships with regulators, employees, customers, investors or other stakeholders if we do not, or are not perceived to, adequately address these issues, including if we fail to demonstrate progress towards any current or future ESG goals. Any harm to our reputation could negatively impact employee engagement and retention, customers’ willingness to do business with us, and investment decisions. At the same time, various stakeholders may have divergent views on ESG practices and the speed of their adoption. This divergence increases the risk that any commitment, position, target or other action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business.
It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. At the same time, certain stakeholders might not be satisfied if we adopt ESG practices at all. Actual or perceived shortcomings with respect to our ESG practices and reporting could negatively impact our business. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices and current or emerging regulatory requirements, including with respect to climate change and sustainability. For example, we operate in various jurisdictions in the U.S. that have adopted or proposed federal and state laws related to sustainability and climate change reporting to which we could eventually become subject. We are currently assessing the potential impacts of the adopted or proposed laws, as well as other sustainability and climate-related disclosure obligations and evolving legal and regulatory requirements, to which we may be subject. Further, enhanced sustainability and climate-related disclosure requirements could lead to reputational or other harm to our relationships with regulators, employees, customers, investors or other stakeholders.

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

As of December 31, 2024, we had outstanding indebtedness due to our issuance in February 2022 of $305.0 million in aggregate principal amount of our 2031 Notes in a private placement. We may incur additional indebtedness in the future, including borrowings under the Revolving Credit Facility. Such indebtedness, including borrowings, if any, under the Revolving Credit Facility, could have significant effects on our business, such as:

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

Noteholders may, subject to certain conditions described in the Indenture governing the 2031 Notes, require us to repurchase their 2031 Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the 2031 Notes to be repurchased, plus accrued and unpaid interest, if any. Additionally, pursuant to the Investment Agreement, after the fifth anniversary of the Closing Date of the 2031 Notes, the initial purchasers of the 2031 Notes have the right to require us to repurchase all of their 2031 Notes for cash, on each of June 30, 2027, June 30, 2028, June 30, 2029 and June 30, 2030 (each, a “Repurchase Date”); provided that, among other conditions, a repurchase notice is delivered to the trustee under the Indenture no later than the later of (i) 120 days prior to the applicable Repurchase Date and (ii) 10 business days following the date on which we file our Annual Report on Form 10-K for the prior year. Furthermore, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we, or the Initial Purchasers of the 2031 Notes, elect to settle conversions solely in shares of our Class A common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2031 Notes or pay any cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the 2031 Notes or pay any cash amounts due upon conversion. Our failure to repurchase the 2031 Notes or pay any cash amounts due upon conversion when required will constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the 2031 Notes.

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

Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of December 31, 2024, the holders of our outstanding Class B common stock, which consist of Thrive Capital and our Co-Founders, beneficially own 19.7% of our outstanding capital stock and hold 79.9% of the voting power of our outstanding capital stock (assuming the exercise of all options to acquire shares of Class B common stock and the conversion of the 2031 Notes, in each case that are beneficially owned as of December 31, 2024). Thrive Capital and Joshua Kushner (as the sole managing member of the Thrive General Partners), in particular, beneficially own 17.0% of our outstanding capital stock and hold 71.8% of the voting power of our outstanding capital stock as of December 31, 2024. Because of the 20-to-one voting ratio between our Class B common stock and Class A common stock, the holders of Class B common stock, in particular Thrive Capital and Joshua Kushner (as the sole managing member of the Thrive General Partners), collectively control over a majority of the combined voting power of all of our Class A common stock and Class B common stock and therefore will continue to be able to control all matters submitted to our stockholders for approval until a significant portion of such shares of outstanding Class B common stock have been converted to shares of Class A common stock. This concentrated control limits or precludes the ability of our other investors to influence corporate matters for the foreseeable future. For example, Thrive Capital and our Co-Founders have sufficient voting power to determine the outcome with respect to elections of directors, amendments to our certificate of incorporation, amendments to our bylaws that are subject to a stockholder vote, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval for the foreseeable future. In addition, this concentrated control may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that our other stockholders may feel is in their best interest. This control may also adversely affect the market price of our Class A common stock.

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

We are a “controlled company” within the meaning of the rules of NYSE and, as a result, we may rely on exemptions from certain corporate governance requirements and, if we chose to do so, you will not have the same protections afforded to stockholders of companies that are not exempt from such requirements.

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

We currently are not relying on any of the NYSE controlled company exemptions. However, as long as we remain a “controlled company,” we may elect in the future to take advantage of any of these exemptions and if we choose to do so you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

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

We have filed registration statements with the SEC on Form S-8 to register shares of our Class A common stock issued or reserved for issuance under our 2012 Stock Plan, 2021 Incentive Award Plan, 2022 Employment Inducement Incentive Award Plan, and Employee Stock Purchase Plan and expect to file additional registration statements on Form S-8 in the future. Subject to the satisfaction of vesting conditions, shares issued pursuant to or registered under the registration statement on Form S-8 will be available for resale immediately in the public market without restriction. In addition, upon conversion of the 2031 Notes, we may elect to settle conversions entirely in shares of our Class A common stock. Moreover, pursuant to the terms of the Investment Agreement governing the 2031 Notes, the Initial Purchasers of the 2031 Notes have the right to require us to settle conversions entirely in shares of our Class A common stock. From time to time in the future, we may also issue additional shares of our Class A common stock, Class B common stock or securities convertible into Class A common stock pursuant to a variety of transactions, including acquisitions. The issuance by us of additional shares of our Class A common stock or securities convertible into our Class A common stock would dilute the ownership of our existing stockholders.

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

Our Amended Charter, our amended and restated bylaws (the “Amended Bylaws”), and Delaware law contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Among others, our Amended Charter and Amended Bylaws include the following provisions:

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

We have historically provided public guidance on our expected operating and financial results for future periods, and may continue to do so in the future. Such guidance consists of forward-looking statements subject to the risks and uncertainties described in this report, and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our Class A common stock may decline. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

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

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Part I, Item 1A “Risk Factors—Risks Related to our Business—If we or our partners or other third parties with whom we collaborate fail to protect confidential information and/or sustain a data security incident, we could suffer increased costs, material financial penalties, exposure to significant liability, adverse regulatory consequences, and reputational harm, which would materially adversely affect our business, results of operations, and financial condition.”

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

Item 2. Properties

We lease our corporate headquarters located in New York, New York. We lease additional office space in Tempe, Arizona and Los Angeles, California. We believe that our properties are adequate and suitable for our business as presently conducted.

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

Holders

As of January 31, 2025, there were 16 holders of record of our Class A common stock and 11 holders of record of our Class B common stock.

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

Recent Sales of Unregistered Securities; Purchases of Equity Securities by the Issuer or Affiliated Purchasers

The following table sets forth purchases of shares of our Class A common stock made during the three months ended December 31, 2024 by or on behalf of the Company or an “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act.

Period	Total Number of Class A Shares Purchased	Average Price Paid per Class A Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
11/1/24 to 11/30/24	2,521,728(1)	$14.40 per share	—	—
(1) Includes (i) 1,588,395 shares purchased in open market transactions by funds affiliated with Thrive Capital. Joshua Kushner, the Vice Chairman of our board of directors, is the sole managing member of each of the General Partners of the Thrive Capital affiliated funds and (ii) 933,333 shares purchased in open market transactions by the Anahata Foundation, a charitable foundation established by Mark T. Bertolini, our Chief Executive Officer. Each of the Thrive Capital affiliated funds and the Anahata Foundation may be deemed to be an “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act.

Performance Graph

The following graph illustrates the cumulative total shareholder return on our Class A common stock from March 3, 2021, the first day the Company's stock was publicly traded, through December 31, 2024, relative to the performance of the S&P 500 Index and a group of eleven peers selected by the Company. The peer group is composed of Centene Corporation, Molina Healthcare, Inc., CVS Health Corporation, Cigna Group, Elevance Health, Inc., Agilon Health Inc., Alignment Healthcare, Inc., Evolent Health, Inc., Privia Health Group, Inc., Teladoc Health, Inc., and Accolade, Inc. The Peer Group was chosen based on (i) industry, including managed care and healthcare technology companies, with emphasis on direct competitors and close industry peers, (ii) revenue, and (iii) market capitalization. The graph assumes that $100 was invested on March 3, 2021 in each of our Class A common stock, the S&P 500 Index, the peer group, and that any dividends were reinvested. The comparisons reflected in the graph are not intended to forecast or otherwise be indicative of the future performance of our stock. The performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of the Company’s filings under the Securities Act.

Comparison of Cumulative Total Return
200
150
100
50
0
03/03/21
12/31/21
12/31/22
12/31/23
12/31/24
Oscar Health, Inc.
S&P 500
Peer Group

Company/Index	03/03/21	12/31/21	12/31/22	12/31/23	12/31/24
Oscar Health, Inc.	$100.00	$22.56	$7.07	$26.29	$38.62
S&P 500	$100.00	$126.22	$103.34	$130.48	$163.09
Peer Group	$100.00	$131.10	$141.76	$129.93	$100.48

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations as of December 31, 2024 and 2023 should be read in conjunction with our audited Consolidated Financial Statements and the related notes included elsewhere in this filing. The discussion contains forward-looking statements that involve known and unknown risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A.”Risk Factors” of this Annual Report on Form 10-K. The following discussion and analysis does not include certain items related to the year ended December 31, 2023, including year-to-year comparisons between the year ended December 31, 2023 and the year ended December 31, 2022. For a comparison of our results of operations for the fiscal years ended December 31, 2023 and December 31, 2022, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 15, 2024.

INDEX TO MD&A

Management's discussion and analysis of financial condition and results of operations is comprised of the following sections:

Page
Overview	59
Recent Developments, Trends and Other Key Factors Impacting Performance	55
Critical Accounting Policies and Estimates	62
Components of our Results of Operations	65
Results of Operations	66
Liquidity and Capital Resources	69

Overview

Oscar is a leading healthcare technology company built around a full stack technology platform and a relentless focus on member experience. We have been challenging the status quo in the healthcare system since our founding in 2012, and are dedicated to making a healthier life accessible and affordable for all. Oscar serves individuals, families, and employees through the ACA and offers health technology solutions that power the healthcare industry through +Oscar. Our technology drives superior experiences, deep engagement, and high-value clinical care, earning us the trust of approximately 1.68 million effectuated members, as of December 31, 2024.

We regularly review our Total Revenue, MLR, Selling, General and Administrative Expense Ratio (“SG&A Expense Ratio”), Net Income (loss) attributable to Oscar Health Inc., and Adjusted EBITDA, a non-GAAP financial metric, to evaluate our business, measure our performance, identify trends in our business, prepare financial projections, and make strategic decisions. We believe these operational and financial measures are useful in evaluating our performance, in addition to our financial results prepared in accordance with GAAP.

Total Revenue

Total revenue includes Premium revenue, Investment income, and Services and other revenue. We believe Total revenue is an important metric to assess the growth of our business, as well as the earnings potential of our investment portfolio.

MLR

MLR is a metric used to calculate medical expenses as a percentage of net premiums before ceded quota share reinsurance. The impact of the federal risk adjustment program is included in the denominator of our MLR. We believe MLR is an important metric to demonstrate the ratio of our costs to pay for healthcare of our members to the net premium before ceded quota share reinsurance. MLR in our existing products are subject to various federal and state minimum requirements.

SG&A Expense Ratio

The SG&A Expense Ratio reflects the Company’s Selling, general and administrative expenses, as a percentage of Total revenue. We believe the SG&A Expense Ratio is useful to evaluate our ability to manage our overall selling, general, and administrative cost base.

Net Income (loss) attributable to Oscar Health, Inc.

Net earnings (loss) allocated to the Company after income (loss) attributable to noncontrolling interests. It is a key indicator of the Company’s profitability and operational efficiency, allowing management to evaluate performance and make informed decisions on strategic planning, cost management, and resource allocation.
Adjusted Earnings before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

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

By providing this non-GAAP financial measure, together with a reconciliation to the most comparable U.S. GAAP measure, Net income (loss), we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing our strategic initiatives. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as an alternative to, or a substitute for Net income (loss) or other financial statement data presented in our Consolidated Financial Statements as indicators of financial performance. A reconciliation of Adjusted EBITDA from Net income (loss) is provided under “Results of Operations-Adjusted EBITDA”.

Recent Developments, Trends and Other Key Factors Impacting Performance

Regulatory Update

Our operations are subject to comprehensive and detailed federal, state, and local laws and regulations throughout the jurisdictions in which we do business. Developments related to the regulatory regimes in which we operate have in the past impacted, and are expected to continue to impact, our results of operations. During the periods presented in the financial statements contained elsewhere in this Annual Report on Form 10-K, certain regulatory developments have impacted, and may continue to impact, our results of operations.

•Enhanced APTC’s that have been in place since 2021 have contributed to increases in our membership. These enhanced APTCs are set to expire at the end of 2025 and if they are not renewed it could make coverage unaffordable to some individuals and thereby reduce overall participation in the Health Insurance Marketplaces and our membership. Such market dynamics may also impact market morbidity and our MLR. For additional details, see “Business–Government Regulation–Ongoing Requirements and Changes to the ACA” and “Risk Factors–Most

Material Risks to Us–Any changes to the ACA and its regulations could materially and adversely affect our business, results of operations, and financial condition.”

•The Consolidated Appropriations Act of 2023 delinked the Medicaid continuous coverage from the end of the PHE for COVID-19, and Medicaid redeterminations began on April 1, 2023 and CMS announced an SEP that began March 31, 2023 and ended November 30, 2024. The Medicaid redeterminations have contributed to increases in our membership. While CMS announced in 2024 that all unwinding-related renewals for beneficiaries enrolled in CHIP must be completed no later than December 31, 2025, our understanding is that the majority of states have now substantially completed their unwinding processes. We anticipate that any future impact on our membership in connection with ACA enrollments due to the unwinding of the Medicaid continuous enrollment condition will not be as significant as the membership growth we experienced in plan year 2024. For additional details, see “Business–Government Regulation–Ongoing Requirements and Changes to the ACA” and “Risk Factors–Most Material Risks to Us–Failure to accurately estimate our incurred medical expenses or effectively manage our medical costs or related administrative costs could negatively affect our financial position, results of operations, and cash flows.”

•The CMS has recently been increasingly focused on improving integrity in the eligibility and enrollment process, and we expect this focus to continue. During the second half of 2024 CMS enacted new measures to respond to increases in unauthorized changes in consumer enrollments by agents and brokers and to reduce consumer burdens related to unauthorized enrollments, and these measures may make it more difficult for members to enroll in new plans or switch from one plan to another or otherwise retroactively remove members from ACA plans. For example, the CMS measures may have impacted the pace of our enrollments during open enrollment for plan year 2025 and may continue to do so in future plan years. For additional details, see “Business–Government Regulation–Ongoing Requirements and Changes to the ACA” and “Risk Factors-Most Material Risks to Us-Our success and ability to grow our business depend in part on retaining and expanding our member base. If we fail to add new members or retain current members, or manage our membership growth appropriately to meet our business objectives, our business, revenue, operating results, and financial condition could be harmed.

Members

Our membership is measured as of a particular point in time. Membership may change due to our expansion into or exiting of certain markets, and further vary throughout the year due to disenrollments, any SEP, and other market dynamics that are in effect such as Medicaid redeterminations, enhancements, reductions or eliminations of APTCs, other legislative or regulatory actions, or other factors that enable the overall market to grow or decline throughout the year.

SEP Market Dynamics

SEP or other market dynamics that drive enrollment and/or mix changes throughout the year may impact the per member levels of premiums, claims, and/or risk adjustment transfers. During the year ended December 31, 2024, the increase in membership was due in part to an increase in member enrollments through SEP which impacted our MLR. Higher SEP growth in certain markets throughout 2024 may have contributed to the increase in our risk transfer payable for the year ended December 31, 2024. We currently anticipate lower SEP membership growth during 2025.

Risk Adjustment

The risk adjustment programs in the markets we serve are administered federally by CMS and are designed to mitigate the potential impact of adverse selection and provide stability for health insurers. Under this program, each plan is assigned a risk score based upon demographic information and current year claims information related to its members. The risk score is used to adjust plan revenue to reflect the relative risk of the plan's enrolled population. We reevaluate our risk adjustment transfer estimates as new information and market data becomes available until we receive the final reporting from CMS in later periods, up to twelve months in arrears.

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

Claims Incurred

Medical expense primarily consists of both paid and unpaid medical expenses incurred to provide medical services and products to our members. Medical claims include fee-for-service claims, pharmacy benefits, capitation payments to providers, provider disputed claims and various other medical-related costs. Our development of the benefits payable estimate is a continuous process we monitor and refine on a monthly basis as additional claims receipts and payment information becomes available. Our medical expenses are impacted by seasonal effects of medical costs, such as the utilization of deductibles and out-of-pocket maximums over the course of the policy year, which shift more costs to us in the second half of the year as we pay a higher proportion of covered claims costs, and the number of days and holidays in a given period. Our medical and pharmacy costs can also exhibit seasonality depending on selection effects or changes in the risk profile of our membership and the proportion of our membership that is new in the calendar year. The emergence of medical and pharmacy claims is influenced by the aforementioned drivers, and further mix shifts may continue to alter claims incurred patterns in future periods.

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

Reinsurance

We believe our reinsurance agreements help us achieve important goals for our business, including risk management and capital efficiency. Our reinsurance agreements are contracted under two different types of arrangements: quota share reinsurance contracts and XOL reinsurance contracts. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses in exchange for a corresponding percentage of premiums. In XOL reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. Under XOL reinsurance, the premium payable to the reinsurer is negotiated by the parties based on losses on an individual member in a given calendar year and their assessment of the amount of risk being ceded to the reinsurer. In the case of federal and state-run reinsurance programs, no reinsurance premiums are paid. The reinsurance agreements do not relieve us of our primary medical claims incurred obligations. Refer to Note 11 - Reinsurance to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a description of the accounting methods used to record our quota share reinsurance arrangements.

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

An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition, or operating performance. The accounting policies that reflect a significant level of estimation and that are most likely to have a material impact on our reported financial results are described below. Other accounting policies are disclosed in Item 8, Financial Statements and Supplementary Data in this Annual Report on Form 10-K.

Benefits Payable

Benefits payable includes estimates of the ultimate cost of claims that have been incurred but not reported, including expected development on reported claims, those that have been reported but not yet paid (reported claims in process) and other medical care expenses and services payable.

Our development of the benefits payable estimate is a continuous process which we monitor and refine on a monthly basis as additional claims receipts and payment information becomes available. As more complete claims information becomes available, we adjust the amount of the estimates and include the changes in estimates in medical costs in the period in which the changes are identified. In each reporting period, our operating results include the effects of more completely developed benefits payable estimates associated with previously reported periods. If the revised estimate of prior period healthcare claims is less than the previous estimate, we will decrease reported healthcare claims in the current period (favorable development). If the revised estimate of prior period healthcare claims is more than the previous estimate, we will increase reported healthcare costs in the current period (unfavorable development). Healthcare costs in the years ended December 31, 2024 included a favorable healthcare claim development related to prior years of $164.7 million (net of reinsurance) and an unfavorable health claim development of $19.8 million (net of reinsurance) for the year ended December 31, 2023.

In developing our benefits payable estimates, we apply different estimation methods depending on the month for which incurred claims are being estimated. For example, in recent months, we estimate claim costs incurred by applying assumed medical cost trends to the per member per month (“PMPM”) medical costs incurred in prior months for which more complete claim data is available, supplemented by a review of near-term completion factors. Additional consideration is also given to adjudicated claims that may reopen as a result of provider disputes.

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

The following table illustrates the sensitivity of the estimated potential impact on our benefits payable estimates gross of reinsurance, for those periods as of December 31, 2024 to an increase (decrease) in the underlying completion factors:

Changes in Estimates	Increase (Decrease) in Benefits Payable (in thousands)
(1.00)%	$172,729
(0.75)%	129,221
(0.50)%	85,931
(0.25)%	42,858
0.25%	(42,644)
0.50%	(85,076)
0.75%	(126,673)
1.00%	(165,622)

Management believes the amount of benefits payable is reasonable and adequate to cover our liability for unpaid claims as of December 31, 2024; however, actual claim payments may differ from established estimates as discussed above. Assuming a hypothetical 1% difference between our December 31, 2024 estimates of benefits payable and actual benefits payable, excluding any potential offsetting impact from premium rebates, net earnings for the year ended December 31, 2024 would have increased by approximately $172.7 million or decreased by approximately $165.6 million.

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

Components of our Results of Operations

Premium

Premium revenue includes direct policy premiums collected from our members and subsidies received from the federal government, risk adjustment transfers, and assumed policy premiums we earned as part of our reinsurance arrangement under our Cigna+Oscar Small Group plan offering, and is net of ceded premium from XOL and run-off quota share reinsurance contracts accounted for under reinsurance accounting. The Company did not renew the Cigna+Oscar Small Group arrangement after the expiration of the initial term on December 31, 2024.

Investment Income

Investment income primarily includes investment income, interest earned, and gains (losses) on our investment portfolio.

Services and Other

Services and other revenue includes primarily revenue earned from administrative services performed as part of the +Oscar platform, as well as sublease income.

Medical

Medical expense primarily consists of both paid and unpaid medical expenses incurred to provide medical services and products to our members. Medical claims include fee-for-service claims, pharmacy benefits, capitation payments to providers, provider disputed claims and various other medical-related costs. Under fee-for-service claims arrangements with providers, we retain the financial responsibility for medical care provided and incur costs based on actual utilization of hospital and physician services. Medical claims are recognized in the period healthcare services are provided. Unpaid medical expenses include claims reported and in the process of being settled, but that have not yet been paid, as well as healthcare costs incurred but not yet reported to us, which are collectively referred to as benefits payable or claim reserves. The development of the claim reserve estimate is based on actuarial methodologies that consider underlying claim payment patterns, medical cost inflation, historical developments, such as claim inventory levels and claim receipt patterns, and other relevant factors. The methods for making such estimates and for establishing the resulting liability are continuously reviewed and any adjustments are reflected in the period determined. Medical expense also reflects the net impact of our ceded reinsurance claims from XOL and run-off quota share reinsurance contracts accounted for under reinsurance accounting.

Selling, General and Administrative Expenses

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

Net income (loss) attributable to noncontrolling interests

Net income (loss) attributable to noncontrolling interests represents the share of the Company’s earnings allocated to the Company’s joint venture partner.

Results of Operations

Year Ended December 31, 2024 compared to Year Ended December 31, 2023

The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
(in thousands, except percentages)	2024	2023
Revenue
Premium	$8,971,259	$5,686,069
Investment income	185,729	155,447
Services and other	20,576	21,353
Total revenue	9,177,564	5,862,869
Operating Expenses
Medical	7,332,589	4,642,024
Selling, general, and administrative	1,755,565	1,425,766
Depreciation and amortization	32,145	30,694
Total operating expenses	9,120,299	6,098,484
Earnings (loss) from operations	57,265	(235,615)
Interest expense	23,734	24,603
Other expenses (income)	105	7,082
Earnings (loss) before income taxes	33,426	(267,300)
Income tax expense	7,305	3,294
Net income (loss)	26,121	(270,594)
Less: Net income (loss) attributable to noncontrolling interests	689	134
Net income (loss) attributable to Oscar Health, Inc.	$25,432	$(270,728)

Medical Loss Ratio (MLR)	81.7%	81.6%
SG&A Expense Ratio	19.1%	24.3%
Adjusted EBITDA(1)	$199,234	$(45,238)
(1) Adjusted EBITDA is a non-GAAP measure. See “-Adjusted EBITDA” below for a reconciliation to net income (loss), the most directly comparable GAAP measure, and "-Overview-Adjusted EBITDA" for information regarding our use of Adjusted EBITDA.

Premium

Premium revenue increased by $3,285.2 million, or 58%, for the year ended December 31, 2024, compared to the same period in 2023. The increase was primarily driven by higher membership during 2024 Open Enrollment, strong retention, and SEP member additions.

The following table summarizes the Company’s membership by offering:

	As of December 31,
Membership by Offering	2024	2023
Individual and Small Group	1,636,400	967,002
Medicare Advantage	—	1,781
Cigna+Oscar (1)	40,570	67,500
Total Members (2)	1,676,970	1,036,283
(1) Represents total membership for our co-branded partnership with Cigna.
(2) A member covered under more than one of our health plans counts as a single member for the purposes of this metric.

Investment Income

Investment income increased by $30.3 million, or 19% , for the year ended December 31, 2024, compared to the same period in 2023, primarily due to a larger asset base.

Medical Expenses and MLR

Medical expenses increased by $2,690.6 million, or 58%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to increased membership. MLR slightly increased for the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily driven by SEP membership growth and an increase in our risk adjustment transfer, partially offset by favorable prior period development. Membership growth during the special enrollment period resulted in upward pressure in our MLR. Further, while overall member utilization increased consistent with our pricing expectations, overall market morbidity dynamics drove an increased risk transfer payable. These factors were partially offset by favorable prior period development and affordability initiatives.

	Year Ended December 31,
(in thousands, except percentages)	2024	2023
Medical	$7,332,589	$4,642,024
Less: Ceded quota share reinsurance claims (1)	(2,029)	2,057
Net claims before ceded quota share reinsurance (A)	$7,334,618	$4,639,967

Premium	$8,971,259	$5,686,069
Less: Ceded quota share reinsurance premiums (2)	(881)	(2,211)
Net premiums before ceded quota share reinsurance (B)	$8,972,140	$5,688,280
Medical Loss Ratio (A divided by B)	81.7%	81.6%
(1)Represents prior period development for claims ceded to reinsurers pursuant to quota share treaties accounted for under reinsurance accounting, which are in runoff
(2) Represents prior period development for premiums ceded to reinsurers pursuant to quota share treaties accounted for under reinsurance accounting, which are in runoff.

Selling, General and Administrative Expenses and SG&A Expense Ratio

Selling, general and administrative expenses increased by $329.8 million, or 23%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. This increase was driven by higher distribution, taxes and fees associated with higher membership year over year, partially offset by the impact of the acceleration of stock compensation expense associated with the cancellation of the Founders Awards in the first quarter of 2023. The SG&A Expense Ratio improved 520 basis points year over year for the year ended December 31, 2024, primarily due to improved fixed cost leverage and variable cost efficiencies.

Income Tax Expense (Benefit)

Our effective tax rate for the year ended December 31, 2024 and December 31, 2023 was approximately 21.86% and (1.23)% respectively.

Net Income (loss) attributable to Oscar Health, Inc.

Net income (loss) attributable to Oscar Health, Inc. increased by $296.2 million, or 109% , for the year ended December 31, 2024, compared to the same period in 2023.

Adjusted EBITDA

The table below sets forth the reconciliation of Net income (loss) to Adjusted EBITDA (a non-GAAP measure). See “-Overview–Adjusted EBITDA" for information regarding our use of Adjusted EBITDA.

	Year Ended December 31,
(in thousands)	2024	2023
Net Income (loss)	$26,121	$(270,594)
Interest expense	23,734	24,603
Other expenses (income)	105	7,082
Income tax expense	7,305	3,294
Depreciation and amortization	32,145	30,694
Stock-based compensation (1)	109,824	159,683
Adjusted EBITDA	$199,234	$(45,238)
(1)Represents non-cash expenses related to equity-based compensation programs, which vary from period to period depending on various factors including the timing, number, and the valuation of awards. Additionally, these expenses are reported net of any stock-based compensation that has been capitalized for software development costs. Year ended December 31, 2023 includes a non-recurring charge of $46.3 million related to accelerated stock-based compensation expense recognized as a result of the cancellation of the Founders Awards. Refer to Note 10 - Stock Based Compensation for additional information.

Liquidity and Capital Resources

Overview

We maintain liquidity at two levels of our corporate structure, through our health insurance subsidiaries (any subsidiary of Oscar Health, Inc. that has applied for or received a license, certification, or authorization to sell health plans by any state Department of Insurance, Department of Financial Services, Department of Health, or comparable regulatory authority) and through our holding company (our parent company, Oscar Health, Inc., on a standalone basis (“Parent”) and subsidiaries excluding our health insurance subsidiaries).

The majority of the assets held by the holding company are in the form of cash and cash equivalents and investments. As of December 31, 2024 and December 31, 2023, total cash and cash equivalents and investments held by the holding company was $189.8 million and $234.1 million, respectively, of which $12.8 million and $12.6 million was restricted for 2024 and 2023, respectively.

The majority of the assets held by our health insurance subsidiaries are in the form of cash and cash equivalents and investments. As of December 31, 2024 and December 31, 2023, total cash and cash equivalents and investments held by our health insurance subsidiaries was $3,808.0 million and $2,721.2 million, respectively, of which $18.0 million and $17.3 million, respectively, was on deposit with regulators as required for statutory licensing purposes. These amounts are classified as restricted deposits on the Consolidated Balance Sheets.

Our health insurance subsidiaries’ states of domicile have statutory minimum capital requirements that are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The combined statutory capital and surplus of our health insurance subsidiaries was estimated to be approximately $1,242.7 million as of December 31, 2024, and it was $800.6 million as of December 31, 2023, which was in compliance with and in excess of the minimum capital requirements for each period. The health insurance subsidiaries historically have required capital contributions from Parent to maintain minimum levels. The health insurance subsidiaries in aggregate exceeded the minimum statutory RBC requirement by $301 million as of December 31, 2023 and are projected to have approximately $774 million of excess capital as of December 31, 2024. The health insurance subsidiaries may be subject to additional capital and surplus requirements in the future, as a result of factors such as increasing membership and medical costs, which may require us to incur additional indebtedness, sell capital stock, or access other sources of funding in order to fund such requirements. During periods of increased volatility, adverse securities and credit markets, including those due to rising interest rates, may exert downward pressure on the availability of liquidity and credit capacity for certain issuers, and any such funding may not be available on favorable terms, or at all.

As our health insurance subsidiaries have collectively become profitable and to the extent their levels of statutory capital and surplus continue to exceed minimum regulatory requirements, we may make periodic requests for dividends and distributions from our subsidiaries to fund our operations or seek to enter into transactions or structures that enable us to efficiently deploy this excess capital, which may or may not require approval by our regulators. During the year ended December 31, 2024 and 2023, the Parent received approximately $133 million and $52 million capital distribution, respectively, from the insurance subsidiaries. For additional information see Part I, Item 1A “Risk Factors—Risks Related to our Business—If state regulators do not approve payments of dividends and distributions by our health insurance subsidiaries to us, or do not approve other capital efficiency structures we may pursue, we may not have sufficient funds to implement our business strategy.”

Our health insurance subsidiaries also utilize quota share reinsurance arrangements to reduce our minimum capital and surplus requirements, which are designed to enable us to efficiently deploy capital to fund our growth. During the years ended December 31, 2024 and 2023, the Parent made $146.6 million and $19.5 million of capital contributions, respectively, to the health insurance subsidiaries. We estimate that had we not had any quota share reinsurance arrangements in place, the health insurance subsidiaries would have been required to hold approximately $553.8 million and $447.1 million of additional capital as of December 31, 2024 and 2023, respectively, which the Parent would have been required to fund to the extent the applicable insurance subsidiary did not have excess capital to cover the requirement. For additional information on our capital contributions and reinsurance arrangements, see “Risk Factors—Risks Related to our Business—We utilize quota share reinsurance to reduce our capital and surplus requirements and protect against downside risk on medical claims. If regulators do not approve our reinsurance agreements for this purpose, or if we cannot negotiate renewals of our quota share arrangements on acceptable terms, or at all, enter into new agreements with reinsurers, or otherwise obtain capital through debt or equity financings, our capital position would be negatively impacted, and we could fall out of compliance with applicable regulatory requirements” and “Risk Factors—Risks Most Material to Us—Our business, financial condition, and results of operations may be harmed if we fail to execute our strategy and manage our growth effectively.”

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

Some of our payments and receipts, including risk adjustment transfers and reinsurance receipts, can be significant. For example, during the third quarter of 2024, we made a payment through our health insurance subsidiaries of approximately $1,056.8 million into the risk adjustment program, for the 2023 policy year. As such, timing of payments and receipts can influence cash flows from operating activities in any given period which would have a negative impact on our operating cash flows.

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

Convertible Senior Notes
On February 3, 2022, we issued $305.0 million in aggregate principal amount of convertible senior notes due 2031 (the “2031 Notes”) in a private placement to funds affiliated with or advised by Dragoneer Investment Group, LLC, Thrive Capital, LionTree Investment Management, LLC and Tenere Capital LLC (the “Initial Purchasers”). In connection with the sale and issuance of the 2031 Notes, on January 27, 2022, we entered into an investment agreement with the Initial Purchasers (the “Investment Agreement”) and on February 3, 2022, we entered into an indenture with U.S. Bank, as Trustee (the “Indenture”). The 2031 Notes bear interest at a rate of 7.25% per annum, payable in cash, semi-annually in arrears on June 30 and December 31 of each year, commencing on June 30, 2022. The 2031 Notes will mature on December 31, 2031, subject to earlier repurchase, redemption, or conversion.

Upon the occurrence of a fundamental change (as defined in the Indenture), holders of the 2031 Notes have the right to require us to repurchase all or some of their 2031 Notes for cash, subject to certain conditions. Additionally, the Initial Purchasers have the right to require us to repurchase all of their Notes for cash, on each of June 30, 2027, June 30, 2028, June 30, 2029 and June 30, 2030, subject to certain notice requirements. On or after December 31, 2026, if a Class A common stock sale price condition is satisfied, we are able to redeem all (but not less than all) of the 2031 Notes for cash. If we call any of the 2031 Notes for redemption, holders of the 2031 Notes shall have the right to convert any such 2031 Note any time before the close of business on the second business day immediately before the related redemption date.

The 2031 Notes may be converted at the option of the holders, on or after August 31, 2031, if we call the 2031 Notes for redemption, upon the satisfaction of a Class A common stock sale price or 2031 Note trading price condition, or upon certain corporate events. Upon conversion, the 2031 Notes will be settled, at the Company’s election, in shares of Class A common stock, cash, or a combination of cash and shares of Class A common stock, unless an Initial Purchaser elects to receive the consideration due upon conversion solely in shares of Class A common stock pursuant to the terms of the Investment Agreement. During the quarterly period ended December 31, 2024, the Class A common stock sale price conversion condition was satisfied. As a result, the 2031 Notes are convertible during the first quarter of 2025 at the option of the holders. As of the date of this Annual Report on Form 10-K, the 2031 Notes have not been converted.

For additional details relating to the 2031 Notes, see Note 9 - Debt to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, and, “Risk Factors–Risks Related to Indebtedness–Our debt obligations contain restrictions that impact our business and expose us to risks that could materially adversely affect our liquidity and financial condition” and “Risk Factors–Risks Related to Indebtedness–We may be unable to raise the funds necessary to repurchase our outstanding 2031 Notes for cash following a fundamental change or on the optional repurchase dates, or to pay any cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the 2031 Notes or pay cash upon their conversion.”

Revolving Credit Facility
On December 28, 2023, we entered into a third amendment to our senior secured credit agreement (the “Third Amendment”), with Wells Fargo Bank, National Association, as lender and the administrative agent, and certain other lenders party thereto from time to time (collectively the “Lenders”), and Oscar Management Corporation, as a subsidiary guarantor, which amended the senior secured credit agreement, dated as of February 21, 2021 (as amended by the First Amendment to Credit Agreement, dated as of January 27, 2022, and as further amended by the Second Amendment to Credit Agreement, dated as of July 21, 2023, the “Credit Agreement” and as amended by the Third Amendment, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a revolving loan credit facility (the “Revolving Credit Facility”) in the aggregate principal amount of $115 million, with proceeds to be used for general corporate purposes. Borrowings under the Revolving Credit Facility bear interest equal to, at our option, one of two variable rates plus an applicable margin.
The Revolving Credit Facility is currently guaranteed by Oscar Management Corporation, a wholly owned subsidiary of Oscar, and all of our future direct and indirect subsidiaries (subject to certain permitted exceptions) (the “Guarantors”), and is secured by a lien on substantially all of our and the Guarantors’ assets (subject to certain exceptions). The Revolving Credit Facility is available for us to borrow under until December 28, 2025, provided we are in compliance with the covenants contained therein, including financial covenants to maintain minimum thresholds related to direct policy premiums, consolidated Adjusted EBITDA (as defined in the Revolving Credit Facility), and liquidity, as well as a maximum medical loss ratio.

The Revolving Credit Facility permits us to increase commitments under the Revolving Credit Facility by an aggregate amount not to exceed $50 million, subject to certain conditions.

As of December 31, 2024, there were no outstanding borrowings under the Revolving Credit Facility.

For additional details relating to the Revolving Credit Agreement, see Note 9 - Debt to our Consolidated Financial Statements and “Risk Factors–Risks Related to our Indebtedness–Restrictions imposed by our Revolving Credit Facility may materially limit our ability to operate our business and finance our future operations or capital needs.”

Investments

We generally invest our cash in U.S. Treasury instruments, federal and state agency securities, investment grade corporate bonds and asset backed securities to improve our overall investment return. These investments are made in accordance with board-approved investment policies that adhere to the requirements of our credit agreement and comply with relevant state laws and regulations.

Our investment policies are designed to provide liquidity, preserve capital, and optimize the total return on invested assets. These policies also align with the constraints of our credit agreement and state regulations governing the types of investments our health insurance subsidiaries can hold. These investment policies require that our investments in U.S. corporate bonds and asset backed securities have final maturities of no more than five years from the date of issuance and U.S. federal and state government obligations have final maturities of no more than seven years from the settlement date. Professional portfolio managers operating under documented guidelines manage our investments and a portion of our cash equivalents. Our portfolio managers are directed to obtain our prior approval before selling investments in a loss position.

Net investment income on a consolidated basis was $185.7 million and $155.4 million for the year ended December 31, 2024 and 2023, respectively. Net investment income for our health insurance subsidiaries was $174.9 million and $146.7 million for the year ended December 31, 2024 and 2023, respectively.

Our restricted investments consist primarily of cash and cash equivalents and U.S. Treasury securities; we have the ability to hold such restricted investments until maturity. The Company maintains cash and cash equivalents and investments on deposit or pledged to various state agencies as a condition for licensure. We classify our restricted deposits as long-term given the requirement to maintain such assets on deposit with regulators.

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

Our primary operating cash flow sources are premiums and investment income. Our primary operating cash flow uses are payments for claims, risk adjustment transfers, and operating expenses, including interest expense. For the year ended December 31, 2024, net cash provided by operating activities was $978.2 million as compared with $272.2 million used in operating activities for the same period in 2023. The change was primarily due to higher premiums received, which were partially offset by higher claim disbursements.

Cash flows from investing activities primarily include the purchase and disposition of financial instruments. For the year ended December 31, 2024, net cash used in investing activities was $1,387.4 million as compared to $577.2 million net cash provided by investing activities for the same period in 2023. The change was primarily due to an increase in purchases of securities and a lower level of maturing investments.

Cash flows from financing activities include proceeds from the issuance of debt securities and proceeds from stock option exercises. For the year ended December 31, 2024, net cash provided by financing activities was $68.4 million compared to $6.4 million for the same period in 2023. The increase was primarily due to proceeds received from the exercise of stock options.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the fair value of our investment portfolio, which consists of U.S. Treasury and agency securities, corporate notes, and certificates of deposit. Our primary market risk exposure is driven by changes to prime rate-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. Assuming a hypothetical and immediate 1% increase in interest rates at December 31, 2024, the fair value of our investments would decrease by approximately $39.6 million. Any declines in interest rates over time would reduce our investment income.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Oscar Health, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Oscar Health, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Benefits Payable – Incurred but not Reported (“IBNR”) Benefits Payable for Low Dollar Claims

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s benefits payable was $1,356.7 million as of December 31, 2024, with a significant portion of this balance related to low dollar claims. IBNR is an actuarial estimate, determined by employing actuarial methods that is based on claim payment patterns, medical cost inflation, historical developments such as claim inventory levels and claim receipt patterns, and other relevant factors. For low dollar incurred but not paid claims, for the months prior to the most recent two months, management uses the completion factor development method. Under this method, historical paid claims data is formatted into claim triangles, which compare claim incurred dates to the dates of claim payments. This information is analyzed to create historical completion factors that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the period-end date to estimate the ultimate claim expense incurred for the period. Actuarial estimates of incurred but not paid claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims. For the most recent incurred months (typically the most recent two months), the percentage of claims paid for claims incurred in those months is generally low. Therefore, incurred claims for recent months are not projected from historical completion and payment patterns; rather, they are primarily based on forecasted per member per month low dollar claims projections developed from the Company’s historical experience and adjusted for emerging experience data in the preceding months, which may include adjustments for known changes in estimates of recent hospital and drug utilization data, provider contracting changes, changes in benefit levels, changes in member cost sharing, changes in medical management processes, product mix, and workday seasonality.

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

Valuation of Risk Adjustment Transfer Payable related to the Affordable Care Act’s (“ACA”) Risk Adjustment Program

As described in Note 2 to the consolidated financial statements, the Company’s risk adjustment transfer payable was $1,558.3 million as of December 31, 2024. The Affordable Care Act (“ACA”) risk adjustment program is administered federally by the Centers for Medicare and Medicaid Services (“CMS”). Under this program, each plan is assigned a risk score based upon demographic information and current year claims information related to its members. Plans with lower than average risk scores relative to the estimated market average risk score, when applied to the statewide average premium, will have a risk adjustment payable into the pool. Inversely, plans with higher than average risk scores relative to the estimated market average risk score, when applied to the statewide average premium, will have a risk adjustment receivable from the pool. Management develops its membership risk scores for the risk adjustment payable using actuarial methodologies and assumptions and by analyzing member data, including demographic and projections of claims data expected to be submitted by the Company to CMS for settlement. Generally, the estimated market average risk score and statewide average premium are obtained from third party surveys of other insurance plans. There is judgment in estimating the Company’s membership risk scores and the estimated market average risk scores. Management refines its estimate as new information becomes available and the final report on actual market risk scores is received from CMS in June of the following year.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s process over the valuation of the risk adjustment transfer payable related to the ACA risk adjustment program, including the assumptions, methodologies, and calculations. These procedures also included, among others, the use of professionals with specialized skill and knowledge to evaluate the appropriateness of the actuarial methodologies used by management for consistency with the federally developed risk adjustment methodology and evaluating the reasonableness of the significant assumptions related to projections of claims data expected to be submitted by the Company to develop the Company’s membership risk scores and estimated market average risk scores and statewide average premium. Evaluating the reasonableness of management’s significant assumptions related to projections of claims data expected to be submitted by the Company to develop the Company’s membership risk scores and estimated market average risk scores and statewide average premium involved considering the current and past performance of the plans, consistency with market and industry data, and consistency with evidence obtained in other areas of the audit. Testing management’s process also involved testing the completeness and accuracy of the data used by management.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 20, 2025

We have served as the Company’s auditor since 2020.

Oscar Health, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Revenue
Premium	$8,971,259	$5,686,069	$3,871,117
Investment income	185,729	155,447	27,594
Services and other	20,576	21,353	64,927
Total revenue	9,177,564	5,862,869	3,963,638
Operating Expenses
Medical	7,332,589	4,642,024	3,280,798
Selling, general, and administrative	1,755,565	1,425,766	1,257,424
Depreciation and amortization	32,145	30,694	15,283
Total operating expenses	9,120,299	6,098,484	4,553,505
Earnings (loss) from operations	57,265	(235,615)	(589,867)
Interest expense	23,734	24,603	22,623
Other expenses (income)	105	7,082	(2,415)
Earnings (loss) before income taxes	33,426	(267,300)	(610,075)
Income tax expense (benefit)	7,305	3,294	(523)
Net income (loss)	26,121	(270,594)	(609,552)
Less: Net income (loss) attributable to noncontrolling interests	689	134	(3,277)
Net income (loss) attributable to Oscar Health, Inc.	$25,432	$(270,728)	$(606,275)

Earnings (Loss) per Share
Basic	$0.11	$(1.22)	$(2.85)
Diluted	$0.10	$(1.22)	$(2.85)
Weighted Average Common Shares Outstanding
Basic	240,386	221,655	212,475
Diluted	265,853	221,655	212,475

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net income (loss )	$26,121	$(270,594)	$(609,552)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(3,136)	11,024	(6,044)
Comprehensive income (loss)	22,985	(259,570)	(615,596)
Comprehensive income (loss) attributable to noncontrolling interests	689	134	(3,277)
Comprehensive income (loss) attributable to Oscar Health, Inc.	$22,296	$(259,704)	$(612,319)

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Balance Sheets

(in thousands, except per share amounts)	December 31, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$1,527,186	$1,870,315
Short-term investments	624,461	689,833
Premiums and accounts receivable (net of allowance for credit losses of $31,300 and $31,600)	315,891	201,269
Risk adjustment transfer receivable	64,779	51,925
Reinsurance recoverable	291,537	241,194
Other current assets	21,320	6,564
Total current assets	2,845,174	3,061,100
Property, equipment, and capitalized software, net	66,793	61,930
Long-term investments	1,815,254	365,309
Restricted deposits	30,878	29,870
Other assets	82,397	83,271
Total assets	$4,840,496	$3,601,480

Liabilities and Stockholders' Equity
Current Liabilities:
Benefits payable	$1,356,730	$965,986
Risk adjustment transfer payable	1,558,341	1,056,941
Premium deficiency reserve	—	5,776
Unearned premiums	74,389	65,918
Accounts payable and other liabilities	432,428	273,367
Reinsurance payable	41,346	61,024
Total current liabilities	3,463,234	2,429,012
Long-term debt	299,555	298,777
Other liabilities	61,282	67,574
Total liabilities	3,824,071	2,795,363
Commitments and contingencies (Note 19)
Stockholders' Equity
Class A common stock, $0.00001 par value per share; 825,000 thousand shares authorized, 214,974 thousand and 193,875 thousand shares outstanding as of December 31, 2024 and 2023, respectively	2	2
Class B common stock, $0.00001 par value per share; 82,500 thousand shares authorized, 35,514 thousand shares outstanding as of December 31, 2024 and 2023, respectively	—	—
Treasury stock (315 thousand shares as of December 31, 2024 and 2023)	(2,923)	(2,923)
Additional paid-in capital	3,869,617	3,682,294
Accumulated deficit	(2,851,283)	(2,876,715)
Accumulated other comprehensive income (loss)	(1,827)	1,309
Total Oscar Health, Inc. stockholders’ equity	1,013,586	803,967
Noncontrolling interests	2,839	2,150
Total stockholders’ equity	1,016,425	806,117
Total liabilities and stockholders' equity	$4,840,496	$3,601,480

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Stockholders' Equity

	Year Ended December 31,
(in thousands)	2024	2023	2022
Common stock, Class A shares
Balance, beginning of period	193,875	181,176	175,212
Issuance of common stock from equity incentive plans	21,099	12,699	5,964
Balance, end of period	214,974	193,875	181,176
Common stock, Class B shares
Balance, beginning of period	35,514	35,116	35,116
Issuance of common stock from equity incentive plans	—	398	—
Balance, end of period	35,514	35,514	35,116
Common stock, Class A
Balance, beginning of period	$2	$2	$2
Balance, end of period	2	2	2
Common Stock, Class B
Balance, beginning of period	—	—	—
Balance, end of period	—	—	—
Treasury stock
Balance, beginning of period	(2,923)	(2,923)	(2,923)
Balance, end of period	(2,923)	(2,923)	(2,923)
Additional paid-in capital
Balance, beginning of period	3,682,294	3,509,007	3,393,533
Issuance of common stock from equity incentive plans	68,388	3,956	1,299
Stock-based compensation expense	118,935	166,841	112,329
Joint venture contribution	—	2,490	1,846
Balance, end of period	3,869,617	3,682,294	3,509,007
Accumulated Deficit
Balance, beginning of period	(2,876,715)	(2,605,987)	(1,999,712)
Net income (loss) attributable to Oscar Health, Inc.	25,432	(270,728)	(606,275)
Balance, end of period	(2,851,283)	(2,876,715)	(2,605,987)
Accumulated other comprehensive income (loss)
Balance, beginning of period	1,309	(9,715)	(3,671)
Unrealized gains (losses) on investments, net	(3,136)	11,024	(6,044)
Balance, end of period	(1,827)	1,309	(9,715)
Noncontrolling interests
Balance, beginning of period	2,150	2,016	5,293
Net income (loss) attributable to noncontrolling interests	689	134	(3,277)
Balance, end of period	2,839	2,150	2,016
Total stockholders' equity	$1,016,425	$806,117	$892,400
See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$26,121	$(270,594)	$(609,552)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Deferred taxes	(2,338)	58	(165)
Net realized loss (gain) on sale of financial instruments	(23)	70	1,274
Depreciation and amortization expense	32,145	30,694	15,283
Amortization of debt issuance costs	778	778	713
Stock-based compensation expense	109,824	159,683	112,329
Investment amortization (accretion), net of accretion	(26,877)	(29,374)	2,480
Change in provision for credit losses	(300)	28,612	2,988
Changes in assets and liabilities:
(Increase) / decrease in:
Premium and other receivables	(114,323)	(13,405)	(81,049)
Risk adjustment transfer receivable	(12,854)	(2,063)	(9,202)
Reinsurance recoverable	(50,343)	651,693	(460,897)
Other assets	(11,547)	11,307	(243)
Increase / (decrease) in:
Benefits payable	390,744	28,258	424,146
Unearned premiums	8,472	(13,080)	3,953
Premium deficiency reserve	(5,776)	1,562	(25,033)
Accounts payable and other liabilities	152,768	(29,180)	57,811
Reinsurance payable	(19,678)	(366,626)	222,418
Risk adjustment transfer payable	501,400	(460,552)	723,095
Net cash (used in) provided by operating activities	978,193	(272,159)	380,349
Cash Flows from Investing Activities:
Purchase of investments	(2,133,510)	(836,982)	(1,192,706)
Sale of investments	25,250	31,857	360,616
Maturity of investments	744,794	1,410,166	633,467
Purchase of property, equipment and capitalized software	(27,897)	(25,577)	(29,012)
Change in restricted deposits	3,929	(2,277)	1,116
Net cash (used in) provided by investing activities	(1,387,434)	577,187	(226,519)
Cash Flows from Financing Activities:
Proceeds from long-term debt	—	—	305,000
Payments of debt issuance costs	—	—	(7,035)
Proceeds from joint venture contribution	—	2,490	1,846
Proceeds from exercise of stock options	68,388	3,956	1,299
Net cash provided by financing activities	68,388	6,446	301,110
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(340,853)	311,474	454,940
Cash, cash equivalents, restricted cash and cash equivalents—beginning of period	1,891,971	1,580,497	1,125,557
Cash, cash equivalents, restricted cash and cash equivalents—end of period	1,551,118	1,891,971	1,580,497
Cash and cash equivalents	1,527,186	1,870,315	1,558,595
Restricted cash and cash equivalents included in restricted deposits	23,932	21,656	21,902
Total cash, cash equivalents and restricted cash and cash equivalents	$1,551,118	$1,891,971	$1,580,497
Supplemental Disclosures:
Interest payments	$33,691	$23,156	$10,079
Income tax payments	$674	$2,414	$1,893

See the accompanying Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Oscar Health, Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts, or as otherwise stated herein)

1.    ORGANIZATION

Oscar Health, Inc., together with its subsidiaries (either individually or collectively referred to as “Oscar” or the “Company”), is a leading healthcare technology company, whose mission is to make a healthier life accessible and affordable for all. The Company’s Class A common stock is traded on the New York Stock Exchange under the symbol “OSCR”.

Oscar operates as one segment to sell insurance to individuals, families and employees through the federal and state-run healthcare exchanges formed in conjunction with the Patient Protection and Affordable Care Act (“ACA”) and leverages its technology platform to provide services via its +Oscar offering.

The Company had partnered with Cigna through the Cigna+Oscar partnership to serve the small group employer market. The Company previously offered Medicare Advantage insurance coverage, but exited the Medicare Advantage market for the 2024 plan year.

The Company’s member-first philosophy and innovative approach to care has earned the trust of approximately 1.68 million effectuated members, as of December 31, 2024. Effectuated members are those who are actively enrolled in our plan and have either paid their premium or are within the grace period.

Non-Renewal of Cigna+Oscar Partnership and Exit from the Small Group Market

On March 26, 2024, the Company notified Cigna Health and Life Insurance Company that it would not renew the Cigna+Oscar Small Group arrangement after the expiration of the initial term on December 31, 2024. The parties continued to offer their Cigna+Oscar Small Group product through December 15, 2024. Following termination of the arrangement on December 31, 2024, the Company will continue to provide transition and run-off services through December 31, 2026 and share proportionally in all premiums and claims for any Cigna+Oscar Small Group plan sold or issued on or before December 15, 2024, in accordance with the terms of the arrangement. Additionally, effective December 15, 2024, Oscar no longer offered small group products in any market.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Consolidated Financial Statements include the accounts of the Company, all of the controlled subsidiaries and variable interest entities of which the Company is the primary beneficiary. Noncontrolling interest consists of equity that is not attributable directly or indirectly to the Company. All material intercompany transactions have been eliminated in consolidation. Balances (except per share data) are presented in U.S. dollars and rounded, as indicated. In order to preserve the mathematical accuracy of the underlying calculations, immaterial footing differences may occur between the sum of individual balances and the total balances presented.

Reclassification

With the commencement of the current fiscal year, the Company has made certain reclassifications to the income statement to provide more transparency into the Company’s streams of revenue and to increase comparability with peers. This reclassification has been applied retrospectively, and comparative figures for prior periods have been adjusted accordingly within the accompanying Consolidated Financial Statements. The reclassification does not affect the Company’s Net income.
Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements. Significant estimates inherent in the preparation of the accompanying audited Consolidated Financial Statements include healthcare costs incurred but not yet reported (“IBNR”) and risk adjustment transfers. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ materially from these estimates.

Segment Information

Oscar operates as one reportable segment to sell insurance to its members through the federal and state-run healthcare exchanges formed in conjunction with the ACA and leverages its technology platform to provide services via its +Oscar Offering. The Company determined that our Chief Executive Officer is the chief operating decision maker (“CODM”) who regularly reviews financial information and other key performance indicators on a consolidated basis, for the purposes of allocating resources and evaluating financial performance. Factors used in determining the reportable segment include the nature of operating activities, the Company’s organizational and reporting structure, and the type of information presented to the Company’s CODM to allocate resources and evaluate financial performance.

Revenue

Premium
Premium revenue includes direct policy premiums collected directly from members and subsidies received from the Centers for Medicare & Medicaid Services (“CMS”) as part of the Advanced Premium Tax Credit (“APTC”) and Medicare Advantage programs, along with assumed premiums from the Company's reinsurance agreement. Premium revenue is adjusted for the estimated impact of the risk adjustment program required by CMS. Total premiums earned is net of ceded premium from excess of loss (“XOL”) and run-off quota share reinsurance contracts accounted for under reinsurance accounting.

The Company receives a fixed premium per member per month and recognizes premium revenue during the period in which it is obligated to provide services to its members. For direct policy premiums received from CMS, revenue is recorded based on membership and eligibility criteria provided by CMS and is subject to monthly adjustment by CMS.

The Company conducts business through the federal and state-run healthcare exchanges formed in conjunction with ACA and is therefore subject to certain risk stabilization programs and fees established by ACA, such as: Risk Adjustment and Minimum Medical Loss Ratio (“MLR”) requirements.

The ACA risk adjustment program is administered federally by CMS. Under this program, each plan is assigned a risk score based upon demographic information and current year claims information related to its members. Plans with lower than average risk scores relative to the estimated market average risk score, when applied to the statewide average premium, will have a risk adjustment payable into the pool. Inversely, plans with higher than average risk scores relative to the estimated market average risk score, when applied to the statewide average premium, will have a risk adjustment receivable from the pool.

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

In addition, CMS and the Office of Inspector General for Health and Human Services (“HHS”) perform risk adjustment data validation (“RADV”) audits of health insurance plans to validate the coding practices of and supporting documentation maintained by healthcare providers, and such audits have in the past and may in the future result in adjustments to risk transfer payments.

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

Reinsurance

The Company participates in reinsurance agreements to limit risk and meet its capital requirements. The Company currently enters into two different types of arrangements: quota share reinsurance contracts that do not meet risk transfer requirements and XOL reinsurance contracts.

The quota share reinsurance contracts are accounted for under the deposit accounting method. Under deposit accounting, the contract is recorded as a financing, with no impact to premium revenue or medical expenses. In XOL reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. Under XOL reinsurance, the premium payable to the reinsurer is negotiated by the parties based on losses on an individual member in a given calendar year and their assessment of the amount of risk being ceded to the reinsurer. Premiums under XOL reinsurance agreements are based on enrollment calculated on a per member per month basis. The XOL contracts are accounted for under reinsurance accounting and, as such, the Company records premium paid to the reinsurer as a reduction to premium revenue. In the case of federal and state-run reinsurance programs, no reinsurance premiums are paid. Expected reimbursement from the reinsurer for claims incurred are recorded as a reduction to medical expenses.
Reinsurance contracts are renewed periodically and we review them in advance of the contract’s expiration to negotiate terms for new reinsurance contracts. During each renewal cycle, there are a number of factors considered when determining reinsurance coverage, including (1) plans to change the underlying insurance coverage offered by the Company, (2) trends in loss activity, (3) the level of the insurance subsidiaries' capital and surplus, (4) changes in the Company's risk appetite, and (5) the cost and availability of reinsurance coverage.

In addition to ceded reinsurance, an Oscar health insurance subsidiary partially reinsures the Cigna+Oscar small group offering through a quota share reinsurance arrangement. The Company records assumed premiums and assumed claims. Refer to Note 11 - Reinsurance for more information.

Premium Deficiency Reserve

Premium deficiency reserve (“PDR”) liabilities are established when it is probable that expected future claims and maintenance expenses will exceed future premium and reinsurance recoveries based on existing insurance contract terms including consideration of net investment income. For purposes of determining premium deficiency reserves, contracts are grouped consistent with the Company’s method of acquiring, servicing, and measuring the profitability of such contracts, which is generally on a line of business basis. The Company records PDR expenses within Selling, general, and administrative expenses on the Consolidated Statements of Operations.

Cash and Cash Equivalents

Cash and cash equivalents consists of highly liquid investments with original maturities of three months or less.

Restricted Deposits
The Company defines restricted deposits as restricted cash, cash equivalents, and investments maintained on deposit or pledged primarily to various state agencies in connection with its insurance licensure. Statutory regulations require these amounts to remain on deposit indefinitely; therefore, the Company classifies these restricted deposits as long-term regardless of the contractual maturity date of the securities held. Restricted cash equivalents and investments are recorded at fair value.

Investments

The majority of the Company's investments are classified as available-for-sale and are carried at fair value. Short-term investments include securities with maturities between three months and one year. Long-term investments include securities with maturities greater than one year.

Under the Company's current expected credit loss (“CECL”) model, the Company evaluates its available-for-sale debt investments for impairment by monitoring the difference between the carrying value and fair value of a security and whether declines in fair value are credit-related. If a security is in an unrealized loss position and the Company has the intent to sell, or it is more likely than not that the security will be sold before recovery of its amortized cost basis, the decline in fair value is recognized as a loss on the income statement. For securities in an unrealized loss position that the Company does not intend to sell, the Company performs an evaluation to determine what portion of the unrealized losses are credit-related; this portion is recognized on the income statement as an allowance for credit losses. The remaining non-credit-related portion of the decline in fair value is recognized as an unrealized loss in Accumulated other comprehensive income (loss).

Allowance for Credit Losses

Premium and other receivables primarily includes insurance premiums due from CMS and members, pharmaceutical rebates, and other claims-related provider receivables and are reported net of any allowance for credit losses. Receivable balances are also recorded related to the Company's risk adjustment program, reinsurance program, and value-based care arrangements. An allowance for credit losses is generally calculated based on historical collection experience, the counterparty's creditworthiness, and consideration of current and future economic events.

As part of value-based care arrangements, the Company entered into risk sharing arrangements with certain of its providers. The intention of these agreements is to align incentives with providers who desire to share accountability for the quality and costs of managing a population of Oscar’s members. If medical expenses exceed agreed upon population-specify target MLR, the provider reimburses the Company an agreed upon portion of the excess expenses creating a risk share receivable due to the Company. The Company recorded risk sharing receivables on a gross basis on the Consolidated Balance Sheet. The Company evaluated expected losses on risk sharing receivables and recorded and adjusted the resulting expected losses to the allowance for credit losses based on the counterparty’s financial health and creditworthiness and any significant changes in the healthcare environment. The Company writes off the receivable balance when it is determined to be uncollectible. The Company has presented the rollforward related to its allowance for credit losses on our risk sharing receivables below:

	For the year ended December 31,
(in thousands)	2024	2023
Beginning balance	$31,600	$2,988
Provision for credit losses	(300)	28,612
Ending balance	$31,300	$31,600

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

Income Taxes

Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the bases of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company recognizes net deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. The Company establishes a valuation allowance when it does not consider it more likely than not that a deferred tax asset will be realized.

Benefits Payable

Benefits payable consists of liabilities for both IBNR and reported but not yet processed through the Company's systems that are determined in the aggregate, employing actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. Actuarial Standards of Practice require that the claim liabilities be appropriate under moderately adverse circumstances. IBNR is an actuarial estimate, determined by employing actuarial methods, that is based on claim payment patterns, medical cost inflation, historical developments such as claim inventory levels and claim receipt patterns, and other relevant factors.

For low severity incurred but not paid claims, for the months prior to the most recent two months, the Company typically uses the completion factor development method. This methodology is a detailed actuarial process that uses both historical claim payment patterns as well as emerging medical cost trends to project the Company's best estimate of claim liabilities. Under this method, historical paid claims data is formatted into claim triangles, which compare claim incurred dates to the dates of claim payments. This information is analyzed to create historical completion factors that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the period-end date to estimate the ultimate claim expense incurred for the period. Actuarial estimates of incurred but not paid claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims. A seriatim methodology is utilized for high dollar claims which is supplemented by case management data supplied by medical and claims operations areas.

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

Because the reserve methodology is based upon historical information, it must be adjusted for known or suspected operational and environmental changes. These adjustments are made by the Company's actuaries based on their knowledge and their estimate of emerging impacts to benefit costs and payment speed. Circumstances to be considered in developing the Company's best estimate of reserves include changes in utilization levels, unit costs, member cost sharing, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, claim processing patterns, and claim submission patterns.

The Company regularly reviews and sets assumptions regarding cost trends and utilization when initially establishing claim liabilities. The Company continually monitors and adjusts the claims liability and benefit expense based on subsequent paid claims activity. If it is determined that the Company's assumptions regarding cost trends and utilization are materially different from actual results, the Company's income statement and financial position could be impacted in future periods. Adjustments of prior year estimates may result in additional benefit expense or a reduction of benefit expense in the period an adjustment is made. Further, due to the considerable variability of healthcare costs, adjustments to claim liabilities occur each period and are sometimes significant as compared to the net income recorded in that period. Prior period development is recognized immediately upon the actuary’s judgment that a portion of the prior period liability is no longer needed or that an additional liability should have been accrued. That determination is made when sufficient information is available to ascertain that the re-estimate of the liability is reasonable.

Disputed Claim Reserves
The Company also records, as part of benefits payable, an estimate of the ultimate liability for actual and potential claims disputes by providers based on an analysis of historical per member per month (“PMPM”) dispute experience supplemented with current information on reported disputes. Since these liabilities are part of the overall claim reserve, they are proportionally ceded under the Company's reinsurance agreements for historical policy years with contracts in force. The disputed claim reserves included as part of the benefits payable balance was approximately $183.7 million and $241.1 million as of December 31, 2024 and 2023, respectively.

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

Property, Equipment, and Capitalized Software

Property, equipment, and capitalized software are reported at cost less accumulated depreciation. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the related assets, which range from two to ten years. Costs related to certain software projects for internal use incurred during the application development stage are capitalized. Costs related to planning activities and post-implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, which ranges from three to seven years. Property, equipment, and capitalized software are assessed for impairment whenever events or circumstances suggest that an asset's carrying value may not be fully recoverable.

Leases

The Company leases office space under operating leases expiring on various dates through 2032. On the lease commencement date, a right-of-use (“ROU”) asset and lease liability are recognized as Other assets and Other Liabilities on the Consolidated Balance Sheets based on the present value of the future minimum lease payments over the lease term. Since the Company's lease agreements do not provide an implicit rate, an incremental borrowing rate, based on the information available at commencement date, is used to determine the present value of future payments. The calculation of the ROU asset is based on the lease liability, and includes any lease payments made, and excludes lease incentives and initial direct costs incurred.

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

Lease expense for the Company's operating leases is calculated on a straight-line basis over the lease term.within Selling, general, and administrative expenses on the Consolidated Statements of Operations. Lease and non-lease components are accounted for as a single lease component for all asset classes.

Earnings Per Share

Earnings (loss) per share (“EPS”) is calculated using the two-class method, which is an earnings allocation model that treats participating securities as having rights to earnings that otherwise would have been available to common stockholders. Under the two-class method, earnings for the period are required to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. For EPS computation purposes, the Company's Class A and Class B common stock are considered one single class of common stock because both classes have the same dividend and liquidation rights. Refer to Note 3 - Earnings (Loss) Per Share for a description of our basic and diluted EPS calculations.

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

Accounting Pronouncements - Recently Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires, for each reportable segment, disclosure of significant segment expense categories, other segment items, enhanced interim disclosures of certain segment-related disclosures that previously were only required annually, and other disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 and provided additional segment footnote disclosures in the Company's annual Consolidated Financial Statements for the year ending December 31, 2024. In addition, the Company provided enhanced disclosures regarding the measure of profit or loss reviewed by the CODM as well as enhanced expense disclosures.

Accounting Pronouncements - Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update No. 2023-09 ("ASU 2023-09"), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of income tax disclosures by requiring greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid and other amendments to improve the effectiveness of income tax disclosures. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 applies on a prospective basis; however, retrospective application in all prior periods presented is permitted. While the standard will require additional disclosures related to the Company’s income taxes, the standard is not expected to have any material impact on the Company’s consolidated operating results, financial condition, or cash flows. The Company is currently evaluating the impact of the adoption of this guidance on the related disclosures before it becomes effective for the Company’s 2025 annual financial statements.

In November 2024, the FASB issued Accounting Standards Update No. 2024-03 ("ASU 2024-03"), Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosures in the notes to financial statements, disaggregating specific expense categories for relevant income statement captions and additional disclosures of the Company's total amount of selling expenses. This guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on the Consolidated Financial Statements.

3.    EARNINGS (LOSS) PER SHARE

Basic EPS is computed by dividing net income (loss) attributable to Oscar Health, Inc. for the period by the weighted-average shares of common stock outstanding during the period. In periods when the Company is in a net loss position, potentially dilutive securities are excluded from the computation of diluted EPS because their inclusion would have an anti-dilutive effect. Thus, basic EPS is the same as diluted EPS.

During periods of net income, diluted EPS is computed by dividing Net income attributable to Oscar Health, Inc. by the sum of the basic weighted-average shares of common stock outstanding and any dilutive potential common stock outstanding during the period, using the treasury stock method and the if-converted method for convertible senior notes, as described in Note 9 - Debt. Potential common stock includes the effect of outstanding dilutive stock options, restricted stock units and, performance-based restricted stock units. For the year ended December 31, 2024, the impact of convertible senior notes was anti-dilutive on dilutive EPS, and therefore excluded from the computation below. The computation for basic and diluted EPS is as follows:

	Year Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Numerator:
Net income (loss) attributable to Oscar Health, Inc.	$25,432	$(270,728)	$(606,275)
Effect of convertible senior notes	—	—	—
Net income (loss) available to Oscar Health, Inc. common shareholders	$25,432	$(270,728)	$(606,275)

Denominator:
Weighted average shares of common stock outstanding, basic and diluted	240,386	221,655	212,475
Common stock equivalents	25,467	—	—
Effect of convertible senior notes	—	—	—
Weighted average shares of common stock and potential dilutive common shares outstanding	265,853	221,655	212,475

Net Earnings (Loss) per Share
Basic	$0.11	$(1.22)	$(2.85)
Diluted	$0.10	$(1.22)	$(2.85)

The following potential common shares were excluded from the computation of diluted EPS because including them would have had an anti-dilutive effect:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Stock options to purchase common stock	$1,249	$26,378	$28,729
Restricted stock units	346	21,723	17,596
Performance-based restricted stock units	—	9,305	8,465
Shares underlying convertible notes (Note 9)	36,652	36,652	36,652
Total	$38,247	$94,058	$91,442

4.    REVENUE RECOGNITION

Premiums earned

The composition of Premium revenue on the Consolidated Statement of Operations is as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Direct policy premiums	$10,292,125	$6,418,872	$6,704,330
Assumed premiums	219,572	228,786	138,109
Risk adjustment transfers	(1,526,448)	(950,680)	(1,507,919)
Reinsurance premiums ceded	(13,990)	(10,909)	(1,463,403)
Premium	$8,971,259	$5,686,069	$3,871,117

The direct policy premiums earned from CMS as part of APTC and Medicare Advantage for the years ended December 31, 2024, 2023, and 2022 were $9,512.3 million, $5,521.9 million, and $5,730.1 million, respectively.

5.    INVESTMENTS
Net investment income was attributable to the following:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Fixed maturity securities	$82,085	$59,965	$10,713
Cash equivalents	98,618	90,152	22,121
Other (1)	5,823	6,148	(4,202)
Investment income	186,526	156,265	28,632
Investment expense	(797)	(818)	(1,038)
Net investment income	$185,729	$155,447	$27,594
(1) Represents the net interest earned (paid) on funds withheld.
For the years ended December 31, 2024 and 2023, the Company recorded accrued investment income of $19.8 million and $6.6 million, respectively.

The following tables provide summaries of the Company's investments by major security type as of December 31, 2024 and 2023:

	December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury and agency securities	$1,946,759	$6,631	$(9,028)	$1,944,362
Corporate notes	463,261	1,346	(799)	463,808
Certificate of deposit	29,136	—	—	29,136
Other (1)	2,409	—	—	2,409
Total	$2,441,565	$7,977	$(9,827)	$2,439,715
(1) Includes equity securities without a readily determinable market value.

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury and agency securities	$802,288	$1,689	$(1,062)	$802,915
Corporate notes	234,908	854	(198)	235,564
Certificate of deposit	16,663	—	—	16,663
Total	$1,053,859	$2,543	$(1,260)	$1,055,142

The following tables present the estimated fair value and gross unrealized losses of fixed maturity securities in a gross unrealized loss position, by the length of time in which the securities have continuously been in that position, as of December 31, 2024 and 2023:

	December 31, 2024
	Less than 12 Months			12 Months or Longer
(in thousands, except no. of securities)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. treasury and agency securities	191	$730,938	$(9,003)	6	$47,748	$(25)
Corporate notes	110	146,349	(799)	—	—	—
Total	301	$877,287	$(9,802)	6	$47,748	$(25)

	December 31, 2023
	Less than 12 Months			12 Months or Longer
(in thousands, except no. of securities)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. treasury and agency securities	69	$480,312	$(995)	4	$24,551	$(67)
Corporate notes	64	79,024	(166)	19	5,545	(32)
Total	133	$559,336	$(1,161)	23	$30,096	$(99)

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

The amortized cost and fair value of the Company's fixed maturity as of December 31, 2024 and 2023 by contractual maturity are shown below. Actual maturities of these securities could differ from their contractual maturities because issuers may have the right to call or prepay obligations, with or without penalties.

	December 31, 2024		December 31, 2023
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$623,465	$624,461	$690,694	$689,833
Due after one year through five years	1,815,691	1,812,845	363,165	365,309
Total	$2,439,156	$2,437,306	$1,053,859	$1,055,142

6.    FAIR VALUE MEASUREMENTS

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

The following tables summarize fair value measurements by level for assets and liabilities measured at fair value on a recurring basis:

	December 31, 2024
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value Measurement
Assets
Cash equivalents	$95,331	$—	$—	$95,331
Investments
U.S. treasury and agency securities	$—	$1,944,362	$—	$1,944,362
Corporate notes	—	463,808	—	463,808
Certificate of deposit	—	29,136	—	29,136
Restricted investments
Certificates of deposit	—	—	—	—
U.S. treasury securities	—	6,946	—	6,946
Total assets	$95,331	$2,444,252	$—	$2,539,583

	December 31, 2023
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value Measurement
Assets
Cash equivalents	$434,330	$—	$—	$434,330
Investments
U.S. treasury and agency securities	$—	$802,915	$—	$802,915
Corporate notes	—	235,564	—	235,564
Certificate of deposit	—	16,663	—	16,663
Restricted investments
Certificate of deposit	—	2,478	—	2,478
U.S. treasury securities	—	5,736	—	5,736
Total assets	$434,330	$1,063,356	$—	$1,497,686

7.    RESTRICTED CASH AND RESTRICTED DEPOSITS

The Company maintains cash, cash equivalents and investments on deposit or pledged primarily to various state agencies in connection with its insurance licensure. The restricted cash and cash equivalents and restricted investments presented below are included in “restricted deposits” in the accompanying Consolidated Balance Sheets.

	As of December 31,
(in thousands)	2024	2023
Restricted cash and cash equivalents	$23,932	$21,656
Restricted investments	6,946	8,214
Restricted deposits	$30,878	$29,870

8.    BENEFITS PAYABLE

Reserves for medical claims expenses are estimated using actuarial assumptions and recorded as a Benefits payable liability on the Consolidated Balance Sheets. The assumptions for the estimates and for establishing the resulting liability are reviewed, and any adjustments to reserves are reflected in the Consolidated Statement of Operations in the period in which the estimates are updated.

The following table provides a rollforward of the Company’s beginning and ending Benefits payable and CAE payable balances for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31, 2024
(in thousands)	Benefits Payable	Unallocated Claims Adjustment Expense	Total
Benefits payable, beginning of the period	$965,986	$13,192	$979,178
Less: Reinsurance recoverable	57,111	—	57,111
Benefits payable, beginning of the period, net	$908,875	$13,192	$922,067

Claims incurred and CAE
Current year	$7,497,259	$108,492	$7,605,751
Prior years	(164,670)	—	(164,670)
Total claims incurred and CAE, net	$7,332,589	$108,492	$7,441,081

Claims paid and CAE
Current year	$6,349,624	$92,758	$6,442,382
Prior years	593,745	10,685	604,430
Total claims and CAE paid, net	$6,943,369	$103,443	$7,046,812

Benefits and CAE payable, end of period, net	$1,298,095	$18,241	$1,316,336
Add: Reinsurance recoverable	58,635	—	58,635
Benefits and CAE payable, end of period	$1,356,730	$18,241	$1,374,971

	Year Ended December 31, 2023
(in thousands)	Benefits Payable	Unallocated Claims Adjustment Expense	Total
Benefits payable, beginning of the period	$937,727	$12,712	$950,439
Less: Reinsurance recoverable	277,944	—	277,944
Benefits payable, beginning of the period, net	$659,783	$12,712	$672,495

Claims incurred and CAE
Current year	$4,622,263	$105,565	$4,727,828
Prior years	19,761	—	19,761
Total claims incurred and CAE, net	$4,642,024	$105,565	$4,747,589

Claims paid and CAE
Current year	$3,840,009	$94,807	$3,934,816
Prior years	552,923	10,278	563,201
Total claims and CAE paid, net	$4,392,932	$105,085	$4,498,017

Benefits and CAE payable, end of period, net	$908,875	$13,192	$922,067
Add: Reinsurance recoverable	57,111	—	57,111
Benefits and CAE payable, end of period	$965,986	$13,192	$979,178

	Year Ended December 31, 2022
(in thousands)	Benefits Payable	Unallocated Claims Adjustment Expense	Total
Benefits payable, beginning of the period	$513,582	$9,101	$522,683
Less: Reinsurance recoverable	159,180	—	159,180
Benefits payable, beginning of the period, net	$354,402	$9,101	$363,503

Claims incurred and CAE
Current year	$3,279,460	$117,541	$3,397,001
Prior years	1,338	—	1,338
Total claims incurred and CAE, net	$3,280,798	$117,541	$3,398,339

Claims paid and CAE
Current year	$2,726,912	$106,871	$2,833,783
Prior years	248,505	7,059	255,564
Total claims and CAE paid, net	$2,975,417	$113,930	$3,089,347

Benefits and CAE payable, end of period, net	$659,783	$12,712	$672,495
Add: Reinsurance recoverable	277,944	—	277,944
Benefits and CAE payable, end of period	$937,727	$12,712	$950,439

Amounts incurred related to prior periods vary from previously estimated liabilities as more claim information becomes available and claims are ultimately settled. The favorable development recognized in the year ended December 31, 2024 resulted primarily from lower than expected paid claims.

The following tables provide information about incurred, paid healthcare claims development, unpaid claims liability, and cumulative claims frequency. The claims development information for all periods preceding the most recent reporting period is considered required unaudited supplementary information. For claims frequency information summarized below, a claim is defined as the financial settlement of a single medical event in which remuneration was paid to the servicing provider. Total IBNR plus expected development on reported claims represents estimates for claims incurred but not reported and development on reported claims. The Company estimates its liability using actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. These actuarial methods consider factors such as historical data for payment patterns, cost trends, product mix, seasonality, utilization of healthcare services, and other relevant factors.

Incurred Healthcare Claims
Net of Reinsurance

	Year Ended December 31,			IBNR	Cumulative number of reported claims (in thousands)
	(Unaudited)	(Unaudited)
(in thousands)	2022	2023	2024
Date of Service
2022	$3,279,461	$3,314,332	$3,310,967	$31,889	12,725
2023		4,622,263	4,469,672	95,688	11,526
2024			7,497,259	1,147,635	17,917
Total claims incurred			$15,277,898

Cumulative Paid Healthcare Claims
Net of Reinsurance

	Year Ended December 31,

	(Unaudited)	(Unaudited)
(in thousands)	2022	2023	2024
Date of Service
2022	$2,726,912	$3,223,917	$3,279,078
2023		3,840,009	4,373,984
2024			6,349,624
Total payment of incurred claims			14,002,686
All outstanding liabilities prior to 2022, net of reinsurance			22,883
Total benefits payable, net of reinsurance			$1,298,095

The following table reconciles total outstanding liabilities, net of reinsurance to Benefits payable in the Consolidated Balance Sheet:

	As of December 31,
(in thousands)	2024	2023
Short-duration healthcare costs payable, net of reinsurance	$1,298,095	$908,875
Reinsurance recoverables	58,635	57,111
Total benefits payable	$1,356,730	$965,986

9.    DEBT

Convertible Senior Notes

In February 2022, the Company issued $305.0 million in aggregate principal amount of convertible senior notes due 2031 (the “2031 Notes”) in a private placement to funds affiliated with or advised by Dragoneer Investment Group, LLC, Thrive Capital, LionTree Investment Management, LLC and Tenere Capital LLC (the “Initial Purchasers”). In connection with the issuance of the 2031 Notes, on January 27, 2022, the Company entered into an investment agreement with the Initial Purchasers (the “Investment Agreement”) and on February 3, 2022, the Company entered into an indenture with U.S. Bank, as Trustee (the “Indenture”). The 2031 Notes bear interest at a rate of 7.25% per annum, payable in cash, semi-annually in arrears on June 30 and December 31 of each year, commencing on June 30, 2022. The 2031 Notes will mature on December 31, 2031, subject to earlier repurchase, redemption, or conversion.

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

The 2031 Notes may be converted at the option of the holders, on or after August 31, 2031, if the Company calls the 2031 Notes for redemption, upon the satisfaction of a Class A common stock sale price or 2031 Note trading price condition, or upon certain corporate events. Upon conversion, the 2031 Notes will be settled, at the Company's election, in shares of Class A common stock, cash, or a combination of cash and shares of Class A common stock, unless an Initial Purchaser of the 2031 Notes elects to receive the consideration due upon conversion solely in shares of Class A common stock pursuant to the terms of the Investment Agreement. During the quarterly period ended December 31, 2024, the Class A stock sale price condition was satisfied when the last reported sales price per share of the Company’s Class A common stock was greater than 130% of the conversion price of $8.32 per share for each of at least twenty (20) trading days during the period of thirty (30) consecutive trading days ending on, and including, the last trading day of the quarter. As a result, the 2031 Notes are convertible during the first quarter of 2025 at the option of the holders. As of the date of this Annual Report on Form 10-K, the 2031 Notes have not been converted.

Upon the occurrence of a fundamental change (as defined in the Indenture), holders of the 2031 Notes have the right to require the Company to repurchase all or some of their 2031 Notes for cash, subject to certain conditions. The repurchase price will be equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. Additionally, the initial purchasers of the 2031 Notes have the right to require the Company to repurchase all of their Notes for cash, on each of June 30, 2027, June 30, 2028, June 30, 2029 and June 30, 2030, subject to certain notice requirements.

The Company may not redeem the 2031 Notes prior to December 31, 2026. The Company may redeem all, but not less than all, of the 2031 Notes, at the Company's option, on or after December 31, 2026 and on or before the 35th scheduled trading day immediately preceding the maturity date, for a cash purchase price equal to the redemption price, but only if the last reported sale price per share of Class A common stock exceeds 200% of the conversion price on each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the trading day immediately before the date on which the Company sends the redemption notice for such redemption. The redemption price will be a cash amount equal to the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Notwithstanding the foregoing, if the Company calls any of the 2031 Notes for redemption the Initial Purchasers have the right to convert the 2031 Notes and to elect to receive the consideration due upon conversion solely in shares of Class A common stock pursuant to the terms of the Investment Agreement.

The 2031 Notes include customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), as well as customary covenants for convertible notes of this type, including restrictions on the Company's ability to refinance the Company's indebtedness and incur additional indebtedness.

As of December 31, 2024, the net carrying amount of the 2031 Notes was $299.6 million, with unamortized debt discount and issuance costs of $5.4 million. The Company classified the fair value of the 2031 Notes as a level 3 measurement due to the lack of observable market data over fair value inputs such as our stock price volatility over the term of the 2031 Notes and the Company's cost of debt. The estimated fair value of the 2031 Notes as of December 31, 2024 was $539.8 million.

The following table presents the interest expense indicating an effective interest rate of 7.61% over the term of the 2031 Notes:

	December 31,
(in thousands)	2024	2023
Coupon interest expense	$21,928	$22,112
Amortization of debt discount and issuance costs	778	778
Total interest expense	$22,706	$22,890

Revolving Credit Facility

On December 28, 2023, the Company entered into a third amendment to its senior secured credit agreement (the “Third Amendment”), with Wells Fargo Bank, National Association, as lender and administrative agent, and certain other lenders party thereto from time to time (collectively, the “Lenders”), and Oscar Management Corporation, as a subsidiary guarantor, which amended the senior secured credit agreement, dated as of February 21, 2021 (as amended by the First Amendment to Credit Agreement, dated as of January 27, 2022, and as further amended by the Second Amendment to Credit Agreement, dated as of July 21, 2023, the “Credit Agreement” and as amended by the Third Amendment, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a revolving loan credit facility (the “Revolving Credit Facility”) in the aggregate principal amount of $115.0 million, with proceeds to be used for general corporate purposes of the Company.

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

The Revolving Credit Facility is guaranteed by Oscar Management Corporation, each wholly owned subsidiary of the Company, and all of the Company's future direct and indirect subsidiaries (in each case subject to certain permitted exceptions, including exceptions for guarantees (i) that would require material governmental consents or (ii) in respect of joint ventures) (the "Guarantors"). Oscar Management Corporation is currently the only Guarantor. The Revolving Credit Facility is secured by substantially all of the Company’s and the Guarantors' assets (subject to certain exceptions). The Revolving Credit Facility is available for the Company to borrow under until December 28, 2025, provided the Company is in compliance with the restrictive and financial covenants contained therein, including financial covenants to maintain minimum thresholds related to direct policy premiums, consolidated Adjusted EBITDA (as defined in the Revolving Credit Facility), and liquidity, as well as a maximum medical loss ratio.

The Company is permitted to increase commitments under the Revolving Credit Facility by an aggregate amount not to exceed $50.0 million, subject to certain conditions.

As of December 31, 2024, there were no outstanding borrowings under the Revolving Credit Facility.

10.    STOCK-BASED COMPENSATION

2012 Stock Plan

Prior to the initial public offering ("IPO"), the Company maintained the 2012 Stock Plan (the “2012 Plan”), which provided for the grant of incentive stock options ("ISOs"), non-qualified stock options ("NSOs"), common stock of the Company, stock payments and restricted stock units. The 2012 Plan was initially adopted on December 6, 2012, and most recently amended and restated in March 2021. The 2012 Plan was terminated upon the effectiveness of the 2021 Incentive Award Plan in March 2021, and no further awards will be made under the 2012 Plan.

2021 Incentive Award Plan

In March 2021, the Company’s board of directors adopted the 2021 Incentive Award Plan (the “2021 Plan”), which provides for the grant of NSOs, ISOs, stock appreciation rights (“SARs”), restricted stock, restricted stock units (including time-based restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”)), dividend equivalents and other stock or cash awards to employees, consultants and non-employee directors. Under the 2021 Plan, there are 49.2 million shares authorized to be issued, with 7.2 million shares still available for future issuance as of December 31, 2024. The shares available for future issuance as of December 31, 2024 may be issued as either Class A common stock or Class B common stock.

2022 Inducement Incentive Award Plan

In April 2022, the Company’s board of directors adopted the 2022 Employment Inducement Incentive Award Plan (the “Inducement Plan”), which provides for the grant of NSOs, SARs, restricted stock, RSUs, PSUs, dividend equivalents and other stock or cash awards to prospective employees. The Inducement Plan was amended on March 28, 2023 to add 13.3 million shares to the plan. Under the Inducement Plan, as of December 31, 2024, there are 18.3 million shares authorized to be issued, with 5.8 million shares still available for future issuance. The shares available for future issuance as of December 31, 2024 may be issued as Class A common stock.

Stock-Based Compensation Expense

Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. Forfeitures are accounted for as they occur. The Company records stock-based compensation expense within Selling, general, and administrative expenses on the Consolidated Statements of Operations. The Company's stock-based compensation expense for the years ended December 31, 2024, 2023, and 2022 was $119.0 million, $166.8 million, and $112.3 million, respectively. The Company capitalized $9.1 million and $7.1 million of stock-based compensation expense related to internally developed software for the years ended December 31, 2024 and 2023, respectively. The Company did not capitalize any stock-based compensation expense for the year ended December 31, 2022.

Stock Options

Stock options granted under the 2012 Plan and 2021 Plan include ISOs and NSOs, generally have a maximum contractual term of 10 years, and typically vest over a four-year period.

The following table summarizes the stock option award activity for the year ended December 31, 2024:

	Options
	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options Outstanding - December 31, 2023	26,378	$10.18	5.35	$15,700
Options granted	2	$18.48
Options exercised	7,810	$8.76		$71,687
Options canceled	626	$13.23
Options Outstanding - December 31, 2024	17,944	$10.69	4.87	$63,110
Options Exercisable at December 31, 2024	16,971	$10.87	4.68	$56,912

The weighted average grant date fair value of options granted during the years ended December 31, 2024 and 2023 was $10.65 and $3.74, respectively. There were no stock options granted during the year ended December 31, 2022. The aggregate intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $71.7 million, $8.5 million, and $1.0 million, respectively.

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

The table below summarizes the assumptions used during the years ended December 31, 2024 and 2023. There were no stock options granted during the year ended December 31, 2022.

	December 31,
	2024	2023
Term in years	5	6.02 - 6.14
Risk free rate of return	3.8%	3.5% - 4.7%
Expected volatility	65.0%	58.2% - 59.4%
Dividend yield	—%	—%

Compensation Expense – Stock Options
For the years ended December 31, 2024, 2023 and 2022, the Company recorded compensation expense of $8.7 million, $12.0 million and $21.5 million respectively. As of December 31, 2024, the amount of unrecognized compensation expense for stock options is $3.4 million, which is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Units

RSUs represent the right to receive shares of the Company’s Class A or Class B common stock at a specified date in the future and typically have a vesting period of one to four years.

The following table summarizes RSU award activity for the year ended December 31, 2024:

	RSUs
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding RSUs at December 31, 2023	21,723	$7.06
RSUs granted	5,076	$14.71
RSUs vested	11,437	$8.18
RSUs canceled	2,230	$8.27
Outstanding RSUs at December 31, 2024	13,132	$8.83

Determination of Fair Value of RSUs
The fair value of RSUs granted is determined on the grant date based on the fair value of the Company's common stock. The total fair value of RSUs vested during the years ended December 31, 2024 and 2023 was $93.6 million and $89.7 million, respectively.

Compensation Expense – RSUs
For the years ended December 31, 2024, 2023 and 2022, the Company recorded compensation expense of $95.0 million, $90.0 million and $65.5 million, respectively. As of December 31, 2024, the amount of unrecognized compensation expense for RSUs is $101.2 million, which is expected to be recognized over a weighted-average period of 1.6 years.

Performance-based Restricted Stock Units

PSUs represent the right to receive shares of the Company’s Class A or Class B common stock at a specified date in the future based on pre-determined performance and service conditions. The PSUs granted include awards with a market condition, which are eligible to vest based on the achievement of predetermined stock price goals, and awards with performance conditions, which are eligible to vest based on the Company’s predetermined financial targets. For PSUs with predetermined financial targets, the number of shares that may vest ranges from 0% to 200% of the target amount. These PSUs cliff vest at the end of a three-year performance period. Additionally, the ultimate payout of the PSUs is subject to a relative total shareholder return (“TSR”) performance modifier, which adjusts the payout level upwards or downwards based on the Company’s shareholder return over the same three-year performance period relative to companies in a peer group established by the Company at the grant date.

The following table summarizes PSU award activity for the year ended December 31, 2024:

	PSUs
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding PSUs at December 31, 2023	9,305	$4.37
PSUs granted	857	$24.03
PSUs vested	1,851	$8.68
PSUs canceled	99	$24.03
Outstanding PSUs at December 31, 2024	8,212	$5.21

Determination of Fair Value of PSUs
The fair value of PSUs with performance conditions is determined on the grant date based on the fair value of the Company's common stock.

The fair value of PSUs with market conditions and financial targets with relative TSR modifiers are estimated on the grant date using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market conditions or level of relative TSR modification as stipulated in the award. The table below summarizes the assumptions used during the years ended December 31, 2024 and 2023. There were no PSUs with market conditions granted during the year ended December 31, 2022.

	December 31, 2024	December 31, 2023
Grant date stock price	$18.09	$6.74
Term in years	3.0	3.0
Expected volatility	66.2%	59.9%
Risk-free rate	4.6%	3.6%
Dividend yield	—%	—%

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

Compensation Expense – PSUs
For the years ended December 31, 2024, 2023 and 2022 the Company recorded compensation expense of $15.3 million, $64.9 million, and $25.3 million respectively. As of December 31, 2024, the amount of unrecognized compensation expense for PSUs is $23.9 million, which is expected to be recognized over a weighted-average period of 1.7 years.

11.    REINSURANCE

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

Reinsurance Contracts Accounted for under Deposit Accounting

Reinsurance contracts that do not meet risk transfer requirements are accounted for under the deposit accounting method. Under deposit accounting, the contract is recorded as a financing, with no impact to premium revenues or medical expenses. The premiums earned and claims incurred that would have otherwise been ceded under reinsurance accounting are recorded on a net basis on the Consolidated Balance Sheets as a deposit liability within Accounts payable and other liabilities, respectively. As of December 31, 2024 and December 31, 2023, a deposit liability balance of $13.6 million and $7.0 million, respectively, was recorded for the Company's quota share arrangements accounted for under deposit accounting and represents fees due to the reinsurer, which are recognized within Selling, general, and administrative expenses on the Consolidated Statements of Operations.

For the years ended December 31, 2024, 2023, and 2022, the Company ceded 53%, 45%, and 18% of its premium under reinsurance contracts accounted for under deposit accounting, respectively.

Reinsurance Contracts Accounted for under Reinsurance Accounting

When significant risk is transferred to the reinsurer, reinsurance accounting is required. Reinsurance accounting applies to quota share reinsurance contracts that are in runoff as well as the XOL treaties. Under reinsurance accounting, the Company records premium paid to the reinsurer as a reduction to premium revenue with a corresponding reinsurance payable. In the case of federal and state-run reinsurance programs, no reinsurance premiums are paid. Expected reimbursement from the reinsurer for claims incurred are recorded as a reduction to claims incurred with a corresponding reinsurance recoverable asset. The tables below present information for the Company's reinsurance arrangements accounted for under reinsurance accounting. See Note 4 - Revenue Recognition for total reinsurance premiums ceded and reinsurance premiums assumed, which are included as components of total Premium revenue in the Consolidated Statements of Operations.

The following table reconciles total Medical expenses to the amount presented in the Consolidated Statements of Operations:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Direct claims incurred	$7,278,267	$4,459,702	$4,428,000
Ceded reinsurance claims	(159,132)	(44,736)	(1,290,349)
Assumed reinsurance claims	213,454	227,058	143,147
Medical expenses	$7,332,589	$4,642,024	$3,280,798

The Company records Selling, general and administrative ("SG&A") expenses net of reinsurance ceding commissions and assumed SG&A expenses. The following table reconciles total Selling, general and administrative expenses to the amount presented in the Consolidated Statements of Operations:

	Year Ended December 31, 2024
(in thousands)	2024	2023	2022
Selling, general and administrative expenses, gross	$1,755,942	$1,424,763	$1,419,370
Reinsurance ceding commissions	(377)	1,003	(161,946)
Selling, general and administrative expenses	$1,755,565	$1,425,766	$1,257,424

The composition of the Reinsurance recoverable balance on the Consolidated Balance Sheets is as follows:

	December 31,
(in thousands)	2024	2023
Reinsurance premium and claim recoverables	$288,878	$224,837
Reinsurance ceding commissions	6,996	7,054
Experience refunds on reinsurance agreements	(4,338)	9,303
Reinsurance recoverable	$291,537	$241,194

Credit Ratings
The financial condition of the Company's reinsurers is regularly evaluated to minimize exposure to significant losses. A key credit quality indicator for reinsurance is the financial strength ratings issued by the credit rating agencies, which provide an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The Company’s reinsurers have most recently been issued financial strength ratings of A1 or higher.

The creditworthiness of each reinsurer is evaluated in order to assess counterparty credit risk and estimate an allowance for expected credit losses on the Company's reinsurance recoverable balances.

12.    INCOME TAXES

The current income tax provision reflects the tax consequences of revenues and expenses currently taxable or deductible for the year reported. The deferred income tax provision or benefit reflects the differences between the financial and income tax reporting bases of the Company’s underlying assets and liabilities. The components of the provision for income taxes are as follows for the periods indicated:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Current income tax expense (benefit):
Federal	$2,219	$3,222	$(358)
State	7,424	14	—
Total current income tax expense (benefit)	$9,643	$3,236	$(358)
Deferred income (benefit) tax:
Federal	$73	$58	$(165)
State	(2,411)	—	—
Total deferred tax (benefit)	$(2,338)	$58	$(165)
Total income tax expense (benefit)	$7,305	$3,294	$(523)

A reconciliation of the tax provision at the U.S. federal statutory tax rate to the provision for income taxes and the effective tax rate follows for the periods indicated:

	Year Ended December 31,
(in thousands, except percentages)	2024	2023	2022
Income (loss) before income taxes	$33,426	$(267,300)	$(610,075)
Income tax benefit at statutory rate	21.00%	21.00%	21.00%
State taxes (net of federal income tax)	17.16%	(1.23)%	6.00%
Change in valuation allowance	(10.88)%	(11.08)%	(23.27)%
Stock-based compensation adjustment	(99.52)%	(1.65)%	(1.92)%
Non-deductible compensation	91.80%	(8.36)%	(1.56)%
Other permanent items	2.30%	0.09%	(0.16)%
Total income tax	21.86%	(1.23)%	0.09%

Deferred income tax assets and liabilities are recognized for the differences between the financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws. The components of deferred income tax assets and liabilities are as follows for the periods indicated:

	December 31,
(in thousands)	2024	2023
Deferred Tax Assets:
Net operating loss ("NOL") carryforwards	$525,056	$548,147
Claims reserves	27,282	17,736
Deposit accounting	15,330	—
Fixed assets and capitalized software	7,968	6,600
Accrued bonus	7,652	5,786
Allowance for credit loss	6,573	6,636
Unearned premium reserve	3,370	2,756
Stock option	2,824	2,396
Start-up costs	2,364	2,805
Unrealized losses	383	21
Premium deficiency reserves	—	1,213
Other	5,932	6,568
Total deferred tax assets before valuation allowance	604,734	600,664
Valuation allowance	590,629	591,701
Total deferred tax assets, net of valuation allowance	$14,105	$8,963
Deferred Tax Liabilities:
Investments	5,131	2,553
Prepaid expenses	3,204	2,830
Unrealized gains	54	295
Other	2,676	2,581
Total deferred tax liabilities	11,065	8,259
Net deferred tax assets	$3,040	$704

The Company evaluates the need for a valuation allowance against its deferred tax assets considering all available positive and negative evidence. Based on its analysis, the Company concluded that it is more likely than not that all or some portion of the deferred tax asset will not be realized. The Company has a valuation allowance of $590.6 million at December 31, 2024 against its deferred tax assets, including federal and state net operating losses, as the Company does not have a history of positive earnings. Valuation allowances will be provided until it becomes more likely than not that the benefit of the federal and state deferred tax assets will be realized.

Federal NOL carryovers are $2,156.8 million, of which $1,249.0 million expire beginning in 2035 through 2043, and $907.8 million have indefinite carryforward periods. State NOL carryforwards from group filings are approximately $1,001.5 million and from separate entity filings are $298.9 million; state NOL carryforwards expire beginning in 2035. Pursuant to I.R.C Section 382, the Company underwent a change in ownership in 2016. Based on the annual limitation, use of pre-change NOL carryforwards will not be limited prior to expiration.

The Company evaluates tax positions to determine whether the benefits are more likely than not to be sustained on audit based on technical merits. The Company did not have any uncertain tax positions for the years ended December 31, 2024, 2023, and 2022. The Company does not expect any significant changes to unrecognized tax benefits in the next twelve months. The Company’s policy is to classify interest accrued related to unrecognized tax benefits in interest expense while penalties are included in income tax expense. The Company had no interest or penalties related to uncertain tax positions.

The Company currently files income tax returns in the United States, various states, and localities. The majority of the Company’s operating subsidiaries are included in a consolidated federal income tax return. The Company began operations in 2012 and has never been placed under income tax audit. Federal tax returns are open for examination for tax years from 2021. State tax returns are open for examination for tax years from 2020.

13.    LEASES

The Company records right-of-use ("ROU") assets and lease liabilities for its real estate operating leases. Leases with an initial term of twelve months or less are not recorded on the balance sheet.

The following table presents the lease-related balances within the balance sheet:

		December 31,
(in thousands)	Balance Sheet Classification	2024	2023
Operating Leases
Right-of-use assets	Other assets	$57,153	$62,873
Lease liabilities, current	Accounts payable and accrued liabilities	$13,548	$14,175
Lease liabilities, noncurrent	Other liabilities	$60,651	$66,803

Operating lease expense was $14.5 million, $14.7 million, and $14.8 million for the years ended December 31, 2024, 2023, and 2022, respectively, which includes variable lease expense. Cash paid for amounts included in the measurement of lease liabilities was $14.2 million and $14.0 million for the years ended December 31, 2024 and 2023, respectively.

Future minimum rental payments under non-cancellable operating leases are estimated as follows:

Year Ended December 31,	(in thousands)
2025	$13,548
2026	16,445
2027	17,099
2028	17,168
2029	17,238
Thereafter	20,881
Total lease payments	$102,379
Less: Imputed interest	28,180
Present value of lease liabilities	$74,199

Additional Information:	December 31, 2024
Weighted-average remaining lease term	6.2 years
Weighted-average discount rate	10.65%

14.    PROPERTY, EQUIPMENT AND CAPITALIZED SOFTWARE

The following table summarizes the balances of the Company’s property, equipment, and capitalized software:

	December 31,
(in thousands)	2024	2023
Property, equipment, and capitalized software
Software and hardware	$148,260	$119,263
Leasehold improvements	26,386	25,301
Property and fixtures	6,248	5,443
Property, equipment, and capitalized software	180,894	150,007
Less: Accumulated depreciation and amortization	(114,101)	(88,077)
Property, equipment, and capitalized software, net	$66,793	$61,930

Depreciation and amortization expense for property, equipment, and capitalized software for the years ended December 31, 2024, 2023 and 2022 was $32.1 million, $30.7 million, and $15.3 million, respectively.

15.    BUSINESS ARRANGEMENTS

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

The following table presents the collective assets and liabilities of the Company's variable interest entities:

	As of December 31,
(in thousands)	2024	2023
Assets	$102,550	$90,683
Liabilities	$63,114	$58,332

16.    STOCKHOLDERS' EQUITY

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

17.    STATUTORY REGULATIONS

The Company's insurance subsidiaries prepare financial statements in accordance with Statutory Accounting Principles ("SAP") prescribed or permitted by the insurance departments of their states of domicile. SAP are focused on the solvency of insurance companies and are designed to ensure that insurers maintain sufficient capital and surplus to meet their insurance-related obligations.

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

As of December 31, 2024, the Company's insurance subsidiaries are estimated to have an aggregate statutory capital and surplus of approximately $1,242.7 million. As of December 31, 2023, the Company’s insurance subsidiaries had an aggregate statutory capital and surplus of $800.6 million. Individually, each of the Company's insurance subsidiaries is projected to exceed the minimum required statutory capital and surplus and RBC minimum requirements.

18.     RELATED PARTY TRANSACTIONS

In February 2022, the Company issued the 2031 Notes to funds affiliated with or advised by Dragoneer Investment Group, LLC, Thrive Capital Management, LLC, LionTree Investment Management, LLC and Tenere Capital LLC (collectively, the “Purchasers”). See Note 9 - Debt for additional information. In addition, pursuant to the Investment Agreement entered into with the Purchasers, the Company agreed to amend the Twelfth Amended and Restated Investors' Rights Agreement dated as of March 5, 2021 (the “Investors’ Rights Agreement”), by and among the Company and the investors party thereto, to provide that the Notes and shares of Class A common stock issued or issuable upon conversion of any 2031 Notes held by entities affiliated with Thrive Capital will be subject to the registration rights contained in the Investors' Rights Agreement.

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

The Company is also currently involved in, and may in the future from time to time become involved in, legal proceedings and other claims in the ordinary course of its business, including class actions and suits brought by the Company’s members, providers, commercial counterparties, employees, and other parties relating to the Company’s business, including management and administration of health benefit plans and other services. Such matters can include claims relating to the performance of contractual and non-contractual obligations to providers, members, employer groups, and others, including, but not limited to, the alleged failure to properly pay in-network and out-of-network claims and challenges to the manner in which the Company processes claims, various employment claims, disputes regarding reinsurance arrangements, disputes relating to intellectual property, privacy, the Telephone Consumer Protection Act and class action lawsuits, or other, and claims alleging that the Company has engaged in unfair business practices.

In addition, on May 12, 2022, a securities class action lawsuit against the Company, certain of its directors and officers, and the underwriters that participated in the Company’s IPO was commenced in the United States District Court for the Southern District of New York, captioned Carpenter v. Oscar Health, Inc., et al., Case No. 1:22-CV-03885 (S.D.N.Y.) (the “Securities Action”). The initial complaint in the Securities Action asserted violations of Sections 11 and 15 of the Securities Act based on the Company’s purported failure to disclose in its IPO registration statement growing COVID-19 testing and treatment costs, the impact of significant Special Enrollment Period membership, and risk adjustment data validation results for 2019 and 2020. By Court orders dated September 27, 2022 and December 13, 2022, the Court appointed a lead plaintiff and lead counsel on behalf of the putative class. An amended complaint filed on December 6, 2022 asserts the same violations of Sections 11 and 15 of the Securities Act, but this time based on the Company’s alleged failure to disclose in its IPO registration statement purportedly inadequate controls and systems in connection with the risk adjustment data validation audit for 2019, alleging that this purported omission caused losses and damages for members of the putative class. The amended complaint seeks unspecified compensatory damages as well as interest, fees, and costs. On April 4, 2023, the Company moved to dismiss the amended complaint. Briefing on the motion was completed on July 7, 2023. The Company believes it has meritorious defenses to these claims. At this time, the Company cannot predict the outcome, or provide a reasonable estimate or range of estimates of the possible outcome or loss, if any, in this matter.

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

20.    SEGMENT INFORMATION

The Company operates in and reports as a single reportable segment as the CODM does not evaluate profitability nor evaluate performance or allocate resources below the level of the consolidated Company. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM reviews Net income (loss) attributable to Oscar Health, Inc. and Adjusted EBITDA presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. These metrics serve as benchmarks to evaluate the business, measure performance, identify trends, prepare financial projections, and make strategic decisions. The CODM does not evaluate performance or allocate resources based on segment assets data; therefore, total segment assets are not presented. As part of the adoption of ASU 2023-07, the prior years’ segment information has been disclosed herein to align with the current year’s presentation.

The following table presents the revenue, significant expenses, and net income (loss) for the Company’s segment. As the Company operates and reports as a single segment, its measure of segment net income (loss) is the same as Net income (loss) attributable to Oscar Health, Inc. on the Consolidated Statements of Operations.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Total Revenue	$9,177,564	$5,862,869	$3,963,638
Less:
Medical expenses	7,332,589	4,642,024	3,280,798
Selling, general, and administrative expenses:
Member acquisition and servicing costs (1)	747,627	540,135	679,464
Premium taxes, exchange fees, and other taxes and fees (2)	432,290	289,388	281,518
All other SG&A (3)	575,648	596,243	296,442
Total Selling, general, and administrative expenses	1,755,565	1,425,766	1,257,424
Depreciation and amortization	32,145	30,694	15,283
Earnings (loss) from operations	57,265	(235,615)	(589,867)
Interest expense	23,734	24,603	22,623
Other expense (income)	105	7,082	(2,415)
Earnings (loss) before income taxes	33,426	(267,300)	(610,075)
Income tax expense (benefit)	7,305	3,294	(523)
Net income (loss) attributable to noncontrolling interests	689	134	(3,277)
Net income (loss) attributable to Oscar Health, Inc.	$25,432	$(270,728)	$(606,275)
(1)Member acquisition and servicing costs include the Company’s expenses incurred to acquire, service, and fulfill obligations to members.
(2)Premium taxes, exchange fees, and other taxes and fees represent non-income tax charges from federal and state governments, including but not limited to healthcare exchange user fees and premium taxes.
(3)All other SG&A includes employee-related and administrative costs that are not member-based. Additionally, all other SG&A includes the net impact of quota share reinsurance accounted for under deposit accounting.

Significant Customers
The Company generates the majority of its total revenue from health insurance policy premiums, which primarily comes from subsidies received from CMS as part of the APTC program.

Oscar Health, Inc.
Schedule I - Condensed Balance Sheets (Parent-Only)

(in thousands, except per share amounts)	December 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$97,384	$171,940
Restricted deposits and investments	9,086	23,589
Investments in and advances to subsidiaries	1,207,848	925,926
Other assets	11,801	5,990
Total Assets	$1,326,119	$1,127,445

Liabilities and Stockholders' Equity
Long-term debt	$299,555	$298,777
Other liabilities	12,978	24,701
Total liabilities	312,533	323,478
Commitments and contingencies
Stockholders' Equity
Class A common stock $0.00001 par value; 825,000 thousand shares authorized, 214,974 thousand and 193,875 thousand shares outstanding as of December 31, 2024 and 2023, respectively	2	2
Class B common stock, $0.00001 par value; 82,500 thousand shares authorized, 35,514 thousand shares outstanding as of December 31, 2024 and 2023, respectively	—	—
Treasury stock (315 thousand shares as of December 31, 2024 and 2023)	(2,923)	(2,923)
Additional paid-in capital	3,869,617	3,682,294
Accumulated deficit	(2,851,283)	(2,876,715)
Accumulated other comprehensive income (loss)	(1,827)	1,309
Total Oscar Health, Inc. Stockholders’ Equity	1,013,586	803,967
Total Liabilities and Stockholders' Equity	$1,326,119	$1,127,445

Oscar Health, Inc.
Schedule I - Condensed Statements of Operations (Parent-Only)

	Year Ended December 31,
(in thousands)	2024	2023	2022
Revenue
Investment income and other revenue	$16,714	$20,253	$8,274
Total revenue	16,714	20,253	8,274
Operating Expenses
General and administrative expenses	118,566	106,387	60,130
Interest expense	23,697	24,577	22,583
Other expenses (income)	110	7,081	(2,415)
Loss before income tax (benefit) expense and equity in net loss of subsidiaries	(125,659)	(117,792)	(72,024)
Income tax (benefit) provision	(34,777)	(7,870)	2,703
Loss before equity in net loss of subsidiaries	(90,882)	(109,922)	(74,727)
Equity in net income (loss) of subsidiaries	116,314	(160,806)	(531,548)
Net income (loss) attributable to Oscar Health, Inc.	$25,432	$(270,728)	$(606,275)

Oscar Health, Inc.
Schedule I - Condensed Statements of Comprehensive Income (Parent-Only)

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net income (loss) attributable to Oscar Health, Inc.	$25,432	$(270,728)	$(606,275)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(3,136)	11,024	(6,044)
Comprehensive income (loss) attributable to Oscar Health, Inc.	$22,296	$(259,704)	$(612,319)

Oscar Health, Inc.
Schedule I - Condensed Statements of Cash Flows (Parent-Only)

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net cash (used in) provided by operating activities	$2,103	$9,055	$(3,957)
Cash flows from investing activities:
Investments in subsidiaries	(159,628)	(149,025)	(652,008)
Purchase of investments	(2,409)	—	—
Purchase of fixed maturity securities	—	—	(138,919)
Sale of investments	—	(15,775)	295,316
Maturity of investments	16,990	306,511	155,578
Net cash (used in) provided by investing activities	(145,047)	141,711	(340,033)
Cash flows from financing activities:
Proceeds from long-term debt	—	—	305,000
Proceeds from joint venture contribution	—	2,490	1,846
Proceeds from exercise of stock options	68,388	3,956	1,299
Payment of debt issuance costs	—	—	(7,035)
Net cash provided by financing activities	68,388	6,446	301,110
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	(74,556)	157,212	(42,880)
Cash, cash equivalents, restricted cash and cash equivalents—beginning of period	171,940	14,728	57,608
Cash, cash equivalents, restricted cash and cash equivalents—end of period	$97,384	$171,940	$14,728

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024 using criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Refer to “Item 8. Financial Statements and Supplementary Data - Report of Independent Registered Public Accounting Firm (PCAOB ID 238)” for their audit report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a) None.

(b) On November 11, 2024, Mark T. Bertolini, the Company’s Chief Executive Officer, in accordance with the Company’s standard practice for employees and executive officers, entered into the Company’s form of sell-to-cover instruction that is intended to satisfy the affirmative defense of Rule 10b5-1(c), providing for sales of a number of shares of Class A common stock as is necessary to cover tax withholding obligations incurred in connection with the vesting or settlement of restricted stock units held by Mr. Bertolini. The instruction will remain in effect so long as Mr. Bertolini is subject to such tax obligations, unless earlier terminated. The total number of shares of Class A common stock that may be sold pursuant to the instruction is not determinable.

On December 6, 2024, Ranmali Bopitiya, the Company's Chief Legal Officer, entered into a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 98,411 shares of the Company’s Class A common stock by September 7, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The financial statements required by this item are listed in Part II, Item 8 – “Financial Statements and Supplementary Data” attached hereto and are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules.

Schedule I. Condensed Financial Information of Parent Company
As of December 31, 2024 and 2023, and for the years ended December 31, 2024, 2023 and 2022

Other than Schedule I included in Part II, Item 8 – “Financial Statements and Supplementary Data,” all financial statement schedules have been omitted because they are not required, are not applicable or the required information is included in the Consolidated Financial Statements or the notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-40154	3.1	03/08/21
3.2	Amended and Restated Bylaws.	8-K	001-40154	3.2	03/08/21
4.1	Specimen Common Stock Certificate of Oscar Health, Inc.	S-1/A	333-252809	4.1	02/22/21

4.2	Indenture, dated as of February 3, 2022, between Oscar Health, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-40154	4.1	02/04/22
4.3	Form of certificate representing the 7.25% Convertible Senior Notes due 2031 (included as Exhibit A to Exhibit 4.2).	8-K	001-40154	4.2	02/04/22
4.4	Thirteenth Amended and Restated Investors' Rights Agreement, dated as of May 3, 2022, by and among Oscar Health, Inc. and the investors party thereto	10-Q	001-40154	4.2	08/12/22
4.5	Description of Capital Stock.	10-K	001-40154	4.5	02/24/23
10.1†	Oscar Health, Inc. Amended and Restated 2012 Stock Plan.	10-Q	001-40154	10.1	05/14/21
10.2†	Form of Stock Option Award Agreement (Early Exercise) under 2012 Stock Incentive Plan.	S-1	333-252809	10.6	02/05/21
10.3†	Form of Stock Option Award Agreement (Installment Exercise) under 2012 Stock Incentive Plan.	S-1	333-252809	10.7	02/05/21
10.4†	Oscar Health, Inc. 2021 Incentive Award Plan.					*
10.5†	Form of Stock Option Award Agreement under 2021 Incentive Award Plan.					*
10.6†	Form of Restricted Stock Unit Award Agreement under 2021 Incentive Award Plan.	S-1/A	333-252809	10.13	02/22/21
10.7	Form of Performance Restricted Stock Unit Award Agreement under 2021 Incentive Award Plan.	10-Q	001-40154	10.1	05/07/24
10.8†	2024 Form of Restricted Stock Unit Award Agreement (Retirement Eligible) under 2021 Incentive Award Plan	10-K	001-40154	10.5	02/15/24
10.9†	2024 Form of Restricted Stock Unit Award Agreement (Non-Retirement Eligible) under 2021 Incentive Award Plan	10-K	001-40154	10.6	02/15/24
10.10†	Oscar Health, Inc. 2021 Employee Stock Purchase Plan.					*
10.11†	Oscar Health, Inc. 2022 Employee Inducement Incentive Award Plan	S-8	333-264205	99.1	04/08/22
10.12†	First Amendment to the Oscar Health, Inc. 2022 Employment Inducement Incentive Award Plan	S-8	333-270890	99.2	03/28/23
10.13†	Form of Restricted Stock Unit Award Agreement under 2022 Inducement Award Plan.	10-K	001-40154	10.8	02/24/23
10.14†	Employment Agreement, by and between Oscar Health, Inc. and Mark T. Bertolini, dated March 28, 2023.	10-Q	001-40154	10.1	05/10/23
10.15†	Employment Agreement, by and between Oscar Health, Inc. and Mario Schlosser, dated March 28, 2023.	10-Q	001-40154	10.2	05/10/23
10.16†	Employment Agreement, by and between Oscar Health, Inc. (formerly Mulberry Management Corporation) and R. Scott Blackley, dated December 5, 2020.	S-1	333-252809	10.20	02/05/21
10.17†	Amendment to Employment Agreement, by and between Oscar Health, Inc., Oscar Management Corporation and R. Scott Blackley, dated July 13, 2021.	10-Q	001-40154	10.1	08/13/21
10.18†	Amendment to Employment Agreement, by and between Oscar Health, Inc., Oscar Management Corporation and R. Scott Blackley, dated November 8, 2022	10-Q	001-40154	10.2	11/09/22
10.19†	Letter Agreement dated as of August 2, 2023, by and among Oscar Health, Inc., Oscar Management Corporation and R. Scott Blackley.	10-Q	001-40154	10.2	08/09/23

10.20†	Employment Agreement, by and between Oscar Health, Inc., Oscar Management Corporation (formerly Mulberry Management Corporation) and Alessandrea Quane, in effect as of March 1, 2021.	10-K	001-40154	10.11	02/25/22
10.21†	Employment Agreement, by and among Oscar Health, Inc., Oscar Management Corporation and Ranmali Bopitiya, effective January 31, 2022	10-K	001-40154	10.17	02/24/23
10.22†	Amended Non-Employee Director Compensation Program.					*
10.23†	Form of Indemnification Agreement.	S-1	333-252809	10.28	02/05/21
10.24†	Amended and Restated Deferred Compensation Plan for Directors.					*
10.25†	Form of Deferred Restricted Stock Unit Award Agreement (Directors)					*
10.26X	Investment Agreement, dated as of January 27, 2022, by and among Oscar Health, Inc. and Oasis FD Holdings, LP., Thrive Capital Partners VII Growth, L.P., Claremount VII Associates, L.P., LionTree Investment Fund, L.P. and Tenere Capital Master Fund, LP.	8-K	001-40154	10.1	01/28/22
10.27X	Credit Agreement, dated as of February 21, 2021, as amended by the First Amendment to Credit Agreement, dated as of January 27, 2022, the Second Amendment to Credit Agreement, dated as of July 21, 2023, and the Third Amendment, dated as of December 28, 2023, by and among Oscar Health, Inc., as borrower, the several lenders from time to time parties thereto, and Wells Fargo Bank, National Association, as administrative agent, among others.	8-K	001-40154	10.1	12/29/23
19.1	Insider Trading Policy					*
21.1	List of Subsidiaries of Oscar Health, Inc.					*
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.					*
32.1	Section 1350 Certification of Chief Executive Officer.					**
32.2	Section 1350 Certification of Chief Financial Officer.					**
97.1	Oscar Health, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	001-40154	97.1	02/15/24
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).					*

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

OSCAR HEALTH, INC.

Date: February 20, 2025	By:	/s/ Mark T. Bertolini
Mark T. Bertolini
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark T. Bertolini	Chief Executive Officer and Director	February 20, 2025
Mark T. Bertolini	(principal executive officer)

/s/ R. Scott Blackley	Chief Financial Officer	February 20, 2025
R. Scott Blackley	(principal financial officer)

/s/ Victoria Baltrus	Chief Accounting Officer	February 20, 2025
Victoria Baltrus	(principal accounting officer)

/s/ Jeffery H. Boyd	Chairman of the Board and Director	February 20, 2025
Jeffery H. Boyd

/s/ Joshua Kushner	Vice Chairman of the Board and Director	February 20, 2025
Joshua Kushner

/s/ Mario Schlosser	President of Technology and Director	February 20, 2025
Mario Schlosser

/s/ William Gassen, III	Director	February 20, 2025
William Gassen, III

/s/ Laura Lang	Director	February 20, 2025
Laura Lang

/s/ David Plouffe	Director	February 20, 2025
David Plouffe

/s/ Elbert O. Robinson, Jr.	Director	February 20, 2025
Elbert O. Robinson, Jr.

/s/ Siddhartha Sankaran	Director	February 20, 2025
Siddhartha Sankaran

/s/ Vanessa A. Wittman	Director	February 20, 2025
Vanessa A. Wittman