Form 10-Q
period 2025-03-31
Oscar Health, Inc.
filed 2025-05-08
CIK 1568651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of April 30, 2025 (in thousands)
Class A Common Stock, par value $0.00001 per share	219,163
Class B Common Stock, par value $0.00001 per share	35,514

Oscar Health, Inc.

This Quarterly Report on Form 10-Q for the period ended March 31, 2025 (“Quarterly Report on Form 10-Q”) contains the following defined terms, unless context otherwise requires: (i) “Oscar,” “the Company,” “we,” “our,” “us” or like terms refer to Oscar Health, Inc. and its subsidiaries, (ii) “Thrive Capital” refers to Thrive Capital Management, LLC, a Delaware limited liability company, and the investment funds affiliated with or advised by Thrive Capital Management, LLC and (iii) “Thrive General Partners” refers to Thrive Partners II GP, LLC, Thrive Partners III GP, LLC, Thrive Partners V GP, LLC, Thrive Partners VI GP, LLC, Thrive Partners VII GP, LLC, and Thrive Partners VII Growth GP, LLC, each of which is a general partner of a Thrive Capital-affiliated fund.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continues” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements regarding our future results of operations and financial position, risk adjustment transfer payments, industry, regulatory and business trends, our commercial arrangements, business strategy, plans and plan mix, membership and market growth, and our objectives for future operations.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the following:

•Our ability to execute our strategy and manage our growth effectively (including our ability to successfully integrate strategic acquisitions);
•Our ability to retain and expand our member base;
•Our ability to accurately estimate our incurred medical expenses or effectively manage our medical costs or related administrative costs;
•Our ability to maintain profitability in the future;
•Unanticipated results of or changes to risk adjustment programs;
•Our ability to arrange for the delivery of quality care and maintain good relations with brokers and the physicians, hospitals, and other providers within and outside our provider networks;
•Changes in federal or state laws or regulations (including any changes in the interpretation or enforcement thereof), including changes with respect to the Patient Protection and Affordable Care Act (“ACA”) and any regulations enacted thereunder, non-renewal of the enhanced Advanced Premium Tax Credits (“APTCs”), the implementation of new program integrity rules or other government actions, such as the imposition of tariffs;
•Our ability to comply with ongoing regulatory requirements, including capital reserve and surplus requirements and applicable performance standards;
•Changes or developments in the health insurance markets in the United States;
•Our, or any of our vendors’, ability to comply with laws, regulations, and standards related to the handling of information about individuals or applicable consumer protection laws, including as a result of our participation in government-sponsored programs;
•Heightened competition in the markets in which we participate;
•Our ability to utilize quota share reinsurance to meet our capital and surplus requirements and protect against downside risk on medical claims;
•Unfavorable or otherwise costly outcomes of lawsuits, audits, investigations, and other third party claims;
•Incurrence of data security breaches of our and our partners’ information and technology systems;

•Our ability to attract and retain qualified personnel;
•Our ability to detect and prevent material weaknesses or significant control deficiencies in our internal controls over financial reporting or other failure to maintain an effective system of internal controls; Adverse publicity or other adverse consequences related to our dual class structure or “controlled company” status; and
•The other risks and uncertainties described under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I Item A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on February 20, 2025.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Revenue
Premium	$2,995,821	$2,093,682
Investment income	46,112	42,989
Services and other	4,330	5,634
Total revenue	3,046,263	2,142,305
Operating Expenses
Medical	2,259,651	1,554,774
Selling, general, and administrative	482,759	394,162
Depreciation and amortization	6,730	7,811
Total operating expenses	2,749,140	1,956,747
Earnings from operations	297,123	185,558
Interest expense	5,994	5,902
Other expenses	2,918	1,178
Earnings before income taxes	288,211	178,478
Income tax expense	12,705	996
Net income	275,506	177,482
Less: Net income attributable to noncontrolling interests	235	114
Net income attributable to Oscar Health, Inc.	$275,271	$177,368

Earnings per Share
Basic	$1.10	$0.77
Diluted	$0.92	$0.62
Weighted Average Common Shares Outstanding
Basic	251,279	231,443
Diluted	305,938	293,796

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income	$275,506	$177,482
Other comprehensive income, net of tax:
Net unrealized gains (loss) on securities available for sale	11,428	(3,903)
Comprehensive income	286,934	173,579
Comprehensive income attributable to noncontrolling interests	235	114
Comprehensive income attributable to Oscar Health, Inc.	$286,699	$173,465

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except per share amounts)	March 31, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$2,236,555	$1,527,186
Short-term investments	751,489	624,461
Premiums and accounts receivable (net of allowance for credit losses of $22,650 and $31,300)	488,766	315,891
Risk adjustment transfer receivable	87,126	64,779
Reinsurance recoverable	187,546	291,537
Other current assets	23,018	21,320
Total current assets	3,774,500	2,845,174
Property, equipment, and capitalized software, net	71,998	66,793
Long-term investments	1,872,677	1,815,254
Restricted deposits	31,010	30,878
Other assets	93,584	82,397
Total assets	$5,843,769	$4,840,496

Liabilities and Stockholders' Equity
Current Liabilities:
Benefits payable	$1,465,578	$1,356,730
Risk adjustment transfer payable	1,954,451	1,558,341
Unearned premiums	70,897	74,389
Accounts payable and other liabilities	634,007	432,428
Reinsurance payable	23,643	41,346
Total current liabilities	4,148,576	3,463,234
Long-term debt	299,749	299,555
Other liabilities	59,329	61,282
Total liabilities	4,507,654	3,824,071
Commitments and contingencies (Note 12)
Stockholders' Equity
Class A common stock ($0.00001 par value; 825,000 thousand shares authorized, 217,983 thousand and 214,974 thousand shares outstanding as of March 31, 2025 and December 31, 2024, respectively)	2	2
Class B common stock ($0.00001 par value; 82,500 thousand shares authorized, 35,514 thousand shares outstanding as of March 31, 2025 and December 31, 2024)	—	—
Treasury stock (315 thousand shares as of March 31, 2025 and December 31, 2024)	(2,923)	(2,923)
Additional paid-in capital	3,902,373	3,869,617
Accumulated deficit	(2,576,012)	(2,851,283)
Accumulated other comprehensive income (loss)	9,601	(1,827)
Total Oscar Health, Inc. stockholders' equity	1,333,041	1,013,586
Noncontrolling interests	3,074	2,839
Total stockholders' equity	1,336,115	1,016,425
Total liabilities and stockholders' equity	$5,843,769	$4,840,496

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Common stock, Class A shares
Balance, beginning of period	214,974	193,875
Issuance of common stock from equity incentive plans	3,067	6,622
Shares withheld for net settlement of share-based awards	(58)	—
Balance, end of period	217,983	200,497
Common stock, Class B shares
Balance, beginning of period	35,514	35,514
Issuance of common stock from equity incentive plans	—	—
Balance, end of period	35,514	35,514
Common stock, Class A
Balance, beginning of period	$2	$2
Balance, end of period	2	2
Common Stock, Class B
Balance, beginning of period	—	—
Balance, end of period	—	—
Treasury stock
Balance, beginning of period	(2,923)	(2,923)
Balance, end of period	(2,923)	(2,923)
Additional paid-in capital
Balance, beginning of period	3,869,617	3,682,294
Stock-based compensation expense	27,883	27,282
Issuance of common stock from equity incentive plans	5,728	27,309
Net settlement for taxes related to share-based awards	(855)	—
Balance, end of period	3,902,373	3,736,885
Accumulated Deficit
Balance, beginning of period	(2,851,283)	(2,876,715)
Net income	275,271	177,368
Balance, end of period	(2,576,012)	(2,699,347)
Accumulated other comprehensive income (loss)
Balance, beginning of period	(1,827)	1,309
Unrealized gains (loss) on investments, net	11,428	(3,903)
Balance, end of period	9,601	(2,594)
Noncontrolling interests
Balance, beginning of period	2,839	2,150
Net income attributable to noncontrolling interests	235	114
Balance, end of period	3,074	2,264
Total stockholders' equity	$1,336,115	$1,034,287

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash Flows from Operating Activities:
Net income	$275,506	$177,482
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred taxes	36	(79)
Net realized gain on sale of financial instruments	(119)	—
Depreciation and amortization expense	6,730	7,811
Amortization of debt issuance costs	194	194
Stock-based compensation expense	24,975	25,945
Net accretion of investments	(7,673)	(6,226)
Change in provision for credit losses	(8,650)	(1,000)
Changes in assets and liabilities:
(Increase) / decrease in:
Premium and other receivables	(164,225)	(140,635)
Risk adjustment transfer receivable	(22,347)	(10,112)
Reinsurance recoverable	103,990	(1,741)
Other assets	(13,265)	(6,285)
Increase / (decrease) in:
Benefits payable	108,848	282,361
Unearned premiums	(3,492)	(376)
Premium deficiency reserve	—	(1,444)
Accounts payable and other liabilities	199,627	28,473
Reinsurance payable	(17,703)	914
Risk adjustment transfer payable	396,110	279,081
Net cash provided by operating activities	878,542	634,363
Cash Flows from Investing Activities:
Purchase of investments	(336,869)	(556,693)
Sale of investments	15,761	—
Maturity and paydowns of investments	155,906	261,428
Purchase of property, equipment and capitalized software	(9,026)	(5,950)
Change in restricted deposits	—	626
Net cash used in investing activities	(174,228)	(300,589)
Cash Flows from Financing Activities:
Tax payments related to net settlement of share-based awards	(855)	—
Proceeds from exercise of stock options	5,728	27,309
Net cash provided by financing activities	4,873	27,309
Increase in cash, cash equivalents and restricted cash equivalents	709,187	361,083
Cash, cash equivalents, restricted cash and cash equivalents—beginning of period	1,551,118	1,891,971
Cash, cash equivalents, restricted cash and cash equivalents—end of period	2,260,305	2,253,054
Cash and cash equivalents	2,236,555	2,230,799
Restricted cash and cash equivalents included in restricted deposits	23,750	22,255
Total cash, cash equivalents and restricted cash and cash equivalents	$2,260,305	$2,253,054
Supplemental Disclosures:
Interest payments	$154	$11,118

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

Oscar operates as one reportable segment to sell insurance to individuals, families and employees through the federal and state-run healthcare exchanges formed in conjunction with the ACA and leverages its technology platform to provide services via its +Oscar offering. The Company determined that the Chief Executive Officer is the chief operating decision maker (“CODM”) who regularly reviews financial information and other key performance indicators on a consolidated basis, for the purposes of allocating resources and evaluating financial performance. Factors used in determining the reportable segment include the nature of operating activities, the Company’s organizational and reporting structure, and the type of information presented to the Company’s CODM to allocate resources and evaluate financial performance.

The Company’s member-first philosophy and innovative approach to care has earned the trust of approximately 2.0 million effectuated members (“members”), as of March 31, 2025. Effectuated members are those who are actively enrolled in one of the Company’s plans and whose required premium payments have either been made or are within the payment grace period.

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and the applicable rules and regulations of the Securities and Exchange Commission for interim financial information. As such, these financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statements.

These Condensed Consolidated Financial Statements are unaudited; however, in the opinion of management, they reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the information presented in conformity with U.S. GAAP applicable for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2024.

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

Accounting Pronouncements - Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of income tax disclosures by requiring greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid and other amendments to improve the effectiveness of income tax disclosures. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 applies on a prospective basis; however, retrospective application in all prior periods presented is permitted. While the standard will require additional disclosures related to the Company’s income taxes, the standard is not expected to have any material impact on the Company’s consolidated operating results, financial condition, or cash flows. The Company is currently evaluating the impact of the adoption of this guidance on the related disclosures before it becomes effective for the Company’s 2025 annual financial statements.

In November 2024, the FASB issued Accounting Standards Update No. 2024-03 (“ASU 2024-03”), Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosures in the notes to financial statements, disaggregating specific expense categories for relevant income statement captions and additional disclosures of the Company's total amount of selling expenses. This guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this guidance on the Company’s Consolidated Financial Statements.

2.    EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing Net income attributable to Oscar Health, Inc. for the period by the weighted-average shares of common stock outstanding during the period. In periods when the Company is in a net loss position, potentially dilutive securities are excluded from the computation of diluted EPS because their inclusion would have an anti-dilutive effect. Thus, basic EPS is the same as diluted EPS.

During periods of net income, diluted EPS is computed by adjusting Net income attributable to Oscar Health, Inc. for any interest charges and changes in the fair value of the bifurcated conversion option applicable to the convertible senior notes. This adjusted net income is then divided by the sum of the basic weighted-average shares of common stock outstanding and any dilutive potential common stock outstanding during the period, using the treasury stock method and the if-converted method for convertible senior notes, as described in “Note 8 - Debt.” Potential common stock includes the effect of outstanding dilutive stock options, restricted stock units and, performance-based restricted stock units. The computation for basic and diluted EPS is as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Numerator:
Net income attributable to Oscar Health, Inc.	$275,271	$177,368
Effect of convertible senior notes	5,486	5,782
Net income available to Oscar Health, Inc. common shareholders	$280,757	$183,150

Denominator:
Weighted average shares of common stock outstanding, basic and diluted	251,279	231,443
Common stock equivalents	18,007	25,701
Effect of convertible senior notes	36,652	36,652
Weighted average shares of common stock outstanding and potential dilutive common shares outstanding	305,938	293,796

Earnings per Share
Basic	$1.10	$0.77
Diluted	$0.92	$0.62

The following potential common shares were excluded from the computation of diluted EPS because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
(in thousands)	2025	2024
Stock options to purchase common stock	3,712	3,688
Restricted stock units	4,240	5,311
Performance-based restricted stock units	—	64
Total	7,952	9,063

3.    REVENUE RECOGNITION

Premium

Premium revenue includes direct policy premiums collected from members and the federal government, assumed policy premiums received as part of the reinsurance arrangement under the Cigna+Oscar Small Group plan offering, and risk adjustment transfers. Premium revenue is net of ceded premium from excess of loss (“XOL”) and run-off quota share reinsurance contracts accounted for under reinsurance accounting (See “Note 9 - Reinsurance” for additional information on the Company’s reinsurance contracts).

	Three Months Ended March 31,
(in thousands)	2025	2024
Direct policy premiums	$3,349,671	$2,310,100
Assumed premiums	22,441	57,612
Risk adjustment transfers	(373,749)	(269,398)
Reinsurance premiums ceded	(2,542)	(4,632)
Premium	$2,995,821	$2,093,682

The direct policy premiums received from Centers for Medicare & Medicaid Services (“CMS”) for the three months ended March 31, 2025, and 2024 were $3,142.5 million and $2,113.8 million, respectively.

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

4.    INVESTMENTS

Net investment income was attributable to the following:

	Three Months Ended March 31,
(in thousands)	2025	2024
Fixed maturity securities	$27,218	$14,277
Cash equivalents	18,559	27,278
Other (1)	634	1,602
Investment income	46,411	43,157
Investment expense	(299)	(168)
Net investment income	$46,112	$42,989
(1) Represents the net interest earned on funds withheld.

As of March 31, 2025 and December 31, 2024, the Company recorded accrued investment income of $23.0 million and $19.8 million, respectively.

The following tables provide summaries of the Company's carrying amounts and fair values of available-for-sale securities by major security type as of March 31, 2025 and December 31, 2024:

	March 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury and agency securities	$2,070,150	$12,532	$(3,958)	$2,078,724
Corporate notes	511,940	1,613	(364)	513,189
Asset-backed securities	29,743	103	(2)	29,844
Other (1)	2,409	—	—	2,409
Total	$2,614,242	$14,248	$(4,324)	$2,624,166
(1) Includes equity securities without a readily determinable market value.

	December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury and agency securities	$1,946,759	$6,631	$(9,028)	$1,944,362
Corporate notes	463,261	1,346	(799)	463,808
Certificates of deposit	29,136	—	—	29,136
Other (1)	2,409	—	—	2,409
Total	$2,441,565	$7,977	$(9,827)	$2,439,715
(1) Includes equity securities without a readily determinable market value.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity securities in a gross unrealized loss position, by the length of time in which the securities have continuously been in that position, as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Less than 12 Months			12 Months or Longer
(in thousands, except no. of securities)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. treasury and agency securities	99	$486,943	$(3,958)	—	$—	$—
Corporate notes	105	151,014	(364)	—	—	—
Asset-backed securities	2	3,605	(2)	—	—	—
Total	206	$641,562	$(4,324)	—	$—	$—

	December 31, 2024
	Less than 12 Months			12 Months or Longer
(in thousands, except no. of securities)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. treasury and agency securities	191	$730,938	$(9,003)	6	$47,748	$(25)
Corporate notes	110	146,349	(799)	—	—	—
Total	301	$877,287	$(9,802)	6	$47,748	$(25)

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

The amortized cost and fair value of the Company's fixed maturity securities as of March 31, 2025 and December 31, 2024 by contractual maturity are shown below. Actual maturities of these securities could differ from their contractual maturities because issuers may have the right to call or prepay obligations, with or without penalties.

	March 31, 2025		December 31, 2024
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$750,089	$751,489	$623,465	$624,461
Due after one year through five years	1,806,264	1,814,379	1,815,691	1,812,845
Due after five years through ten years	55,480	55,889	—	—
Total	$2,611,833	$2,621,757	$2,439,156	$2,437,306

5.    FAIR VALUE MEASUREMENTS

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

The following tables summarize fair value measurements by level for assets and liabilities measured at fair value on a recurring basis:

	March 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$212,246	$—	$—	$212,246
Investments
U.S. treasury and agency securities	$—	$2,078,724	$—	$2,078,724
Corporate notes	—	513,189	—	513,189
Asset-backed securities	—	29,844	—	29,844
Restricted investments
U.S. treasury securities	—	7,260	—	7,260
Total assets	$212,246	$2,629,017	$—	$2,841,263

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$95,331	$—	$—	$95,331
Investments
U.S. treasury and agency securities	$—	$1,944,362	$—	$1,944,362
Corporate notes	—	463,808	—	463,808
Certificates of deposit	—	29,136	—	29,136
Restricted investments
U.S. treasury securities	—	6,946	—	6,946
Total assets	$95,331	$2,444,252	$—	$2,539,583

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

(in thousands)	March 31, 2025	December 31, 2024
Restricted cash and cash equivalents	$23,750	$23,932
Restricted investments	7,260	6,946
Restricted deposits	$31,010	$30,878

7.    BENEFITS PAYABLE

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

The following table provides a rollforward of the Company’s beginning and ending benefits payable and claims adjustment expenses (“CAE”) payable balances for the three months ended March 31, 2025 and 2024:

	As of March 31, 2025			As of March 31, 2024
(in thousands)	Benefits Payable	Unallocated Claims Adjustment Expense	Total	Benefits Payable	Unallocated Claims Adjustment Expense	Total
Benefits payable, beginning of the period	$1,356,730	$18,241	$1,374,971	$965,986	$13,192	$979,178
Less: Reinsurance recoverable	58,635	—	58,635	57,111	—	57,111
Benefits payable, beginning of the period, net	$1,298,095	$18,241	$1,316,336	$908,875	$13,192	$922,067
Claims incurred and CAE
Current year	$2,377,506	$28,933	$2,406,439	$1,608,525	$23,556	$1,632,081
Prior years	(117,855)	—	(117,855)	(53,751)	—	(53,751)
Total claims incurred and CAE, net	$2,259,651	$28,933	$2,288,584	$1,554,774	$23,556	$1,578,330
Claims paid and CAE
Current year	$1,536,660	$17,753	$1,554,413	$910,988	$14,146	$925,134
Prior years	588,857	9,969	598,826	364,043	5,722	369,765
Total claims and CAE paid, net	$2,125,517	$27,722	$2,153,239	$1,275,031	$19,868	$1,294,899

Benefits and CAE payable, end of period, net	$1,432,229	$19,452	$1,451,681	$1,188,618	$16,880	$1,205,498
Add: Reinsurance recoverable	33,349	—	33,349	59,729	—	59,729
Benefits and CAE payable, end of period	$1,465,578	$19,452	$1,485,030	$1,248,347	$16,880	$1,265,227

Amounts incurred related to prior periods vary from previously estimated liabilities as more claim information becomes available and claims are ultimately settled. The favorable development recognized in the three months ended March 31, 2025 resulted primarily from lower than expected paid claims.

8.    DEBT

Convertible Senior Notes

As previously disclosed in “Note 9 - Debt,” in our Annual Report on Form 10-K for the year ended December 31, 2024, in February 2022, the Company issued $305.0 million in aggregate principal amount of convertible senior notes due 2031 (the “2031 Notes”) in a private placement to funds affiliated with or advised by Dragoneer Investment Group, LLC, Thrive Capital, LionTree Investment Management, LLC and Tenere Capital LLC (the “Initial Purchasers”). In connection with the issuance of the 2031 Notes, on January 27, 2022, the Company entered into an investment agreement with the Initial Purchasers (the “Investment Agreement”) and on February 3, 2022, the Company entered into an indenture with U.S. Bank, as Trustee (the “Indenture”). The 2031 Notes are the Company's senior, unsecured obligations which bear interest at a rate of 7.25% per annum, payable in cash, semi-annually in arrears on June 30 and December 31 of each year, commencing on June 30, 2022. The 2031 Notes will mature on December 31, 2031, subject to earlier repurchase, redemption, or conversion.

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

The 2031 Notes are convertible into the Company's Class A common stock at an initial conversion rate of 120.1721 per $1,000 principal amount (equivalent to an initial conversion price of approximately $8.32 per share of Class A common stock), subject to customary adjustments upon the occurrence of certain events. The 2031 Notes may be converted at the option of the holders: (i) on or after August 31, 2031, (ii) if the Company calls the 2031 Notes for redemption, (iii) upon satisfaction of a Class A common stock sale price condition, (iv) upon satisfaction of a 2031 Note trading price condition, or (v) upon certain corporate events. Upon conversion, the 2031 Notes will be settled, at the Company's election, in shares of Class A common stock, cash, or a combination of cash and shares of Class A common stock, unless an Initial Purchaser of the 2031 Notes elects to receive the consideration due upon conversion solely in shares of Class A common stock pursuant to the terms of the Investment Agreement. During the quarterly period ended March 31, 2025, the Class A common stock sales price condition was satisfied when the last reported sales price per share of the Company’s common stock was greater than 130% of the conversion price of $8.32 per share for each of at least twenty (20) trading days during the period of thirty (30) consecutive trading days ending on, and including, the last trading day of the quarter. As a result, the 2031 Notes are convertible during the second quarter of 2025 at the option of the holder. As of the date of this Quarterly Report on Form 10-Q, the 2031 Notes have not been converted.

As of March 31, 2025, the net carrying amount of the 2031 Notes was $299.7 million, with unamortized debt discount and issuance costs of $5.3 million. The estimated fair value of the 2031 Notes as of March 31, 2025 was $527.7 million. The Company classified the fair value of the 2031 Notes as a level 3 measurement due to the lack of observable market data over fair value inputs such as stock price volatility over the term of the 2031 Notes and the Company's cost of debt.

The following table presents the interest expense indicating an effective interest rate of 7.61% over the term of the 2031 Notes:

	Three Months Ended March 31,
(in thousands)	2025	2024
Coupon interest expense	$5,528	$5,528
Amortization of debt discount and issuance costs	194	194
Total interest expense	$5,722	$5,722

Revolving Credit Facility

As previously disclosed in “Note 9 - Debt,” in our Annual Report on Form 10-K for the year ended December 31, 2024, on December 28, 2023, the Company entered into a third amendment to its senior secured credit agreement with Wells Fargo Bank, National Association, as lender and administrative agent, and certain other lenders party thereto from time to time (collectively, the “Lenders”), and Oscar Management Corporation, as a subsidiary guarantor, which amended the senior secured credit agreement, dated as of February 21, 2021 (as previously amended by the First Amendment to Credit Agreement, dated as of January 27, 2022 and the Second Amendment to Credit Agreement, dated as of July 21, 2023, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a revolving loan credit facility (the “Revolving Credit Facility”) in the aggregate principal amount of $115.0 million, with proceeds to be used for general corporate purposes of the Company.

The Revolving Credit Facility contemplates guarantees by Oscar Management Corporation, each wholly owned subsidiary of the Company, and all of the Company's future direct and indirect subsidiaries (subject to certain permitted exceptions, including exceptions for certain guarantees (i) that would require material governmental consents or (ii) in respect of joint ventures). Oscar Management Corporation is currently the only guarantor. The Revolving Credit Facility is secured by substantially all of the Company’s and the guarantors’ assets (subject to certain exceptions). The Revolving Credit Facility is available for the Company to borrow under until December 28, 2025, provided the Company is in compliance with the restrictive and financial covenants contained therein, including financial covenants to maintain minimum thresholds related to direct policy premiums, Consolidated Adjusted EBITDA (as defined in the Revolving Credit Facility), and liquidity, as well as a maximum medical loss ratio. The Company is permitted to increase commitments under the Revolving Credit Facility by an aggregate amount not to exceed $50.0 million, subject to certain conditions.

As of March 31, 2025, there were no outstanding borrowings under the Revolving Credit Facility.

9.    REINSURANCE

The Company participates in quota share reinsurance to limit risk and capital requirements and XOL reinsurance to mitigate the exposure of high cost or catastrophic member risk. The quota share reinsurance arrangements are with more than one counterparty with multiple state-level treaties. The XOL reinsurance arrangements are with a private counterparty and federal and state-run programs. A summary of the Company's reinsurance agreements and related accounting treatment is included in “Note 11 - Reinsurance,” in our Annual Report on Form 10-K for the year ended December 31, 2024.

As previously disclosed in “Note 1 - Organization,” in our Annual Report on Form 10-K for the year ended December 31, 2024, the Company did not renew the Cigna+Oscar Small Group arrangement after the expiration of the initial term on December 31, 2024, and will continue to provide transition and run-off services through December 31, 2026, and share proportionally in all premiums and claims for any Cigna+Oscar Small Group plan sold or issued on or before December 15, 2024, in accordance with the terms of the arrangement.

Reinsurance Contracts Accounted for under Deposit Accounting

As of March 31, 2025 and December 31, 2024, a deposit liability balance of $51.1 million and $13.6 million, respectively, was recorded for the Company's quota share arrangements accounted for under deposit accounting and represented fees due to the reinsurer, which are recognized within Selling, general, and administrative expenses on the Consolidated Statements of Operations.

For the three months ended March 31, 2025, and 2024, the Company ceded 50% and 54%, respectively, of its premium under reinsurance contracts accounted for under deposit accounting.

Reinsurance Contracts Accounted for under Reinsurance Accounting

Reinsurance accounting applies to quota share reinsurance contracts that are in runoff as well as the XOL treaties. The tables below present information for the Company's reinsurance arrangements accounted for under reinsurance accounting. Please see “Note 3 - Revenue Recognition” for total reinsurance premiums ceded and reinsurance premiums assumed, which are included as components of total Premium revenue in the Condensed Consolidated Statements of Operations.

The following table reconciles total Medical expenses to the amount presented in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(in thousands)	2025	2024
Direct claims incurred	$2,268,284	$1,523,646
Ceded reinsurance claims	(31,012)	(19,698)
Assumed reinsurance claims	22,379	50,826
Medical expenses	$2,259,651	$1,554,774

The Company records Selling, general and administrative (“SG&A”) expenses net of reinsurance ceding commissions and assumed SG&A expenses. The following table reconciles total Selling, general and administrative expenses to the amount presented in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(in thousands)	2025	2024
Selling, general and administrative expenses, gross	$482,759	$394,696
Reinsurance ceding commissions	—	(534)
Selling, general and administrative expenses	$482,759	$394,162

The composition of the Reinsurance recoverable balance on the Condensed Consolidated Balance Sheets is as follows:

(in thousands)	March 31, 2025	December 31, 2024
Reinsurance premium and claim recoverables	$185,787	$288,878
Reinsurance ceding commissions	7,002	6,996
Experience refunds on reinsurance agreements	(5,243)	(4,338)
Reinsurance recoverable	$187,546	$291,537

Credit Ratings
The financial condition of the Company's reinsurers is regularly evaluated to minimize exposure to significant losses. A key credit quality indicator for reinsurance is the financial strength ratings issued by the credit rating agencies, which provide an independent opinion of a reinsurer’s ability to meet ongoing obligations to policyholders. The Company’s reinsurers have most recently been issued financial strength ratings of A+.

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

The following table presents the collective assets and liabilities of the Company's variable interest entities:

(in thousands)	March 31, 2025	December 31, 2024
Assets	$113,859	$102,550
Liabilities	$70,468	$63,114

11.    RELATED PARTY TRANSACTIONS

In February 2022, the Company issued the 2031 Notes to funds affiliated with, among others, Thrive Capital (collectively, the “Initial Purchasers”). See “Note 8 - Debt” for additional information. In addition, pursuant to the Investment Agreement entered into with the Initial Purchasers, the Company agreed to amend the Twelfth Amended and Restated Investors' Rights Agreement dated as of March 5, 2021 (the “Investors’ Rights Agreement”), by and among the Company and the investors party thereto, to provide that the Notes and shares of Class A common stock issued or issuable upon conversion of any 2031 Notes held by entities affiliated with Thrive Capital will be subject to the registration rights contained in the Investors' Rights Agreement.

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

The Company is also currently involved in, and may in the future from time to time become involved in, legal proceedings and other claims in the ordinary course of its business, including class actions and suits brought by the Company’s members, providers, commercial counterparties, employees, and other parties relating to the Company’s business, including management and administration of health benefit plans and other services. Such matters can include claims relating to the performance of contractual and non-contractual obligations to providers, vendors, members, employer groups, and others, including, but not limited to, the alleged failure to properly pay in-network and out-of-network claims and challenges to the manner in which the Company processes claims, disputes regarding the amounts owed under vendor contracts, various employment claims, disputes regarding reinsurance arrangements, disputes relating to intellectual property privacy, the Telephone Consumer Protection Act and class action lawsuits, or other and claims alleging that the Company has engaged in unfair business practices.

In addition, on May 12, 2022, a securities class action lawsuit against the Company, certain of its directors and officers, and the underwriters that participated in the Company’s initial public offering (“IPO”) was commenced in the United States District Court for the Southern District of New York (the “Court”), captioned Carpenter v. Oscar Health, Inc., et al., Case No. 1:22-CV-03885 (S.D.N.Y.) (the “Securities Action”). The initial complaint in the Securities Action asserted violations of Sections 11 and 15 of the Securities Act based on the Company’s purported failure to disclose in its IPO registration statement growing COVID-19 testing and treatment costs, the impact of significant Special Enrollment Period membership, and risk adjustment data validation results for 2019 and 2020. By Court orders dated September 27, 2022 and December 13, 2022, the Court appointed a lead plaintiff and lead counsel on behalf of the putative class. An amended complaint filed on December 6, 2022 asserted the same violations of Sections 11 and 15 of the Securities Act, but this time based on the Company’s alleged failure to disclose in its IPO registration statement purportedly inadequate controls and systems in connection with the risk adjustment data validation audit for 2019, alleging that this purported omission caused losses and damages for members of the putative class. The amended complaint sought unspecified compensatory damages as well as interest, fees, and costs. On April 4, 2023, the Company moved to dismiss the amended complaint. On March 6, 2025, the Court granted the motion to dismiss without prejudice and granted leave to file a second amended complaint. A second amended complaint was not timely filed and on April 22, 2025 the Court dismissed the case with prejudice.

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

The ACA originally established a cost-sharing reduction (“CSR”) program to make health insurance more affordable for eligible individuals by requiring insurers to reduce out-of-pocket costs while receiving CSR subsidies from CMS. In 2017, the Trump Administration issued an executive order that immediately ceased payments of ACA CSR subsidies to issuers. A class action lawsuit was subsequently filed by impacted issuers seeking compensation for the halted CSR subsidy payments. In 2024, an agreement in principle was reached between class counsel on behalf of impacted issuers and the federal government to retroactively compensate the class. In 2025, Oscar received proposed settlement amounts for each of its impacted subsidiaries. The estimated net recovery of $24.1 million was recorded as of and during the three months ended March 31, 2025.

13.    SEGMENT INFORMATION

The Company operates in and reports as a single reportable segment as the CODM does not evaluate profitability nor evaluate performance or allocate resources below the level of the consolidated Company. The accounting policies of the segment are the same as those described in “Note 2 - Summary of Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2024. The CODM reviews Net income attributable to Oscar Health, Inc. and Earnings from operations presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. These metrics serve as benchmarks to evaluate the business, measure performance, identify trends, prepare financial projections, and make strategic decisions. The CODM does not evaluate performance or allocate resources based on segment assets data; therefore, total segment assets are not presented.

The following table presents the revenue, significant expenses, and net income for the Company’s segment. As the Company operates and reports as a single segment, its measure of segment net income is the same as Net income attributable to Oscar Health, Inc. on the Condensed Consolidated Statements of Operations.

	Three Months Ended March 31,
(in thousands)	2025	2024
Total revenue	$3,046,263	$2,142,305
Less:
Medical expenses	2,259,651	1,554,774
Selling, general, and administrative expenses:
Member acquisition and servicing costs (1)	235,351	171,116
Premium taxes, exchange fees, and other taxes and fees (2)	97,635	92,406
All other SG&A (3)	149,773	130,640
Total Selling, general, and administrative expenses	482,759	394,162
Depreciation and amortization	6,730	7,811
Earnings from operations	297,123	185,558
Interest expense	5,994	5,902
Other expenses	2,918	1,178
Earnings before income taxes	288,211	178,478
Income tax expense	12,705	996
Net income attributable to noncontrolling interests	235	114
Net income attributable to Oscar Health, Inc.	$275,271	$177,368
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

Significant Customers

The Company generates the majority of its total revenue from health insurance policy premiums, which primarily comes from subsidies received from CMS as part of the Advanced Premium Tax Credit program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2024 that was filed with the SEC on February 20, 2025. Unless the context otherwise requires, references in this MD&A to “we,” “us,” “our,” “Oscar,” “Oscar Health, Inc,” and the “Company” mean the business and operations of Oscar Health, Inc. and its consolidated subsidiaries.

Index to this MD&A

Management's discussion and analysis of financial condition and results of operations is comprised of the following sections:

Overview

Oscar is a leading healthcare technology company built around a full stack technology platform and a relentless focus on member experience. We have been challenging the status quo in the healthcare system since our founding in 2012, and are dedicated to making a healthier life accessible and affordable for all. Oscar serves individuals, families, and employees through the Patient Protection and Affordable Care Act (“ACA”) and offers health technology solutions that power the healthcare industry through +Oscar. Our technology drives superior experiences, deep engagement, and high-value clinical care, earning us the trust of approximately 2.0 million effectuated members (“members”) as of March 31, 2025. Effectuated members are those who are actively enrolled in one of the Company’s plans and whose required premium payments have either been made or are within the payment grace period.
We regularly review our Total Revenue, Medical Loss Ratio (“MLR”), Selling, General and Administrative Expense Ratio (“SG&A Expense Ratio”), Earnings from Operations, and Net Income attributable to Oscar Health Inc. to evaluate our business, measure our performance, identify trends in our business, prepare financial projections, and make strategic decisions. We believe these operational and financial measures are useful in evaluating our performance, in addition to our financial results prepared in accordance with GAAP.

Total Revenue
Total revenue includes Premium revenue, Investment income, and Services and other revenue. We believe Total revenue is an important metric to assess the growth of our business, as well as the earnings potential of our investment portfolio.

MLR
MLR is a metric used to calculate medical expenses as a percentage of net premiums before ceded quota share reinsurance. The impact of the federal risk adjustment program is included in the denominator of our MLR. We believe MLR is an important metric to demonstrate the ratio of our costs to pay for the healthcare of our members to the net premium before ceded quota share reinsurance. MLRs in our products are subject to various federal and state minimum requirements.

SG&A Expense Ratio
The SG&A Expense Ratio reflects the Company’s Selling, general and administrative expenses, as a percentage of Total revenue. We believe the SG&A Expense Ratio is useful to evaluate our ability to manage our overall selling, general, and administrative cost base.

Earnings (loss) from Operations
Earnings (loss) from Operations is a primary metric for assessing operating performance. Earnings from Operations is the Company's Total revenue less Total operating expenses.

Net Income (loss) attributable to Oscar Health, Inc.

Net earnings (loss) allocated to the Company after income (loss) attributable to noncontrolling interests. It is a key indicator of the Company’s profitability and operational efficiency, allowing management to evaluate performance and make informed decisions on strategic planning, cost management, and resource allocation.

Recent Developments, Trends and Other Key Factors Impacting Performance

Regulatory Developments and Trends

Our operations are subject to comprehensive and detailed federal, state, and local laws and regulations, which continue to rapidly evolve and change. Developments related to the regulatory regimes under which we operate have in the past impacted, and are expected to continue to impact, our results of operations. The following regulatory developments have impacted our operations during the periods presented in the financial statements contained elsewhere in this Quarterly Report on Form 10-Q, or are expected to impact our results of operations in future periods.

The ACA

The ACA established significant subsidies to support the purchase of health insurance by individuals, in the form of advanced premium tax credits (“APTCs”), available through Health Insurance Marketplaces. The American Rescue Plan Act (“ARPA”) increased the size of APTCs for 2021 and 2022, and the Inflation Reduction Act of 2022 renewed the enhanced APTCs for three years through the end of 2025. If Congress does not take action, the enhanced APTCs will expire at the end of 2025. If the enhanced APTCs are not renewed, insurance coverage could become unaffordable for certain individuals.

The Centers for Medicare & Medicaid Services (“CMS”) is increasingly focused on improving integrity in the Health Insurance Marketplace eligibility and enrollment process, and we expect this focus to continue. During the second half of 2024 CMS enacted new measures to respond to increases in unauthorized changes in consumer enrollments by agents and brokers and to reduce consumer burdens related to unauthorized enrollments. These measures may make it more difficult for members to enroll in new plans or switch from one plan to another. In addition, CMS issued proposed rules on March 10, 2025 that would create more stringent procedures to confirm member eligibility for APTCs, as well as other requirements related to ACA plan enrollment, including shorter enrollment periods (the “Program Integrity Rules”). Certain of these proposed rules would begin to apply once the rule is adopted, while others will begin to apply to the annual open enrollment process for plan year 2026.

The implementation of the Program Integrity Rules (if adopted) and the discontinuation of the enhanced APTCs (if not renewed at the end of 2025) may reduce overall participation in the Health Insurance Marketplaces, and any resulting market contraction could negatively impact market morbidity. For additional details on how these factors may impact Oscar, see “Risk Factors-Most Material Risks to Us-Our success and ability to grow our business depend in part on retaining and expanding our member base. If we fail to add new members or retain current members, or manage our membership growth appropriately to meet our business objectives, our business, revenue, operating results, and financial condition could be harmed” and “Risk Factors–Most Material Risks to Us–Failure to accurately estimate our incurred medical expenses or effectively manage our medical costs or related administrative costs could negatively affect our financial position, results of operations, and cash flows” in this Quarterly Report on Form 10-Q and “Risk Factors–Most Material Risks to Us–Any changes to the ACA and its regulations could materially and adversely affect our business, results of operations, and financial condition” and “Business–Government Regulation–Ongoing Requirements and Changes to the ACA” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Medicaid redeterminations began on April 1, 2023 and CMS announced a Special Enrollment Period (“SEP”) that began March 31, 2023 and ended November 30, 2024 to facilitate enrollment in the ACA by individuals who lost Medicaid coverage under the redetermination process. While CMS announced in 2024 that all unwinding-related renewals for beneficiaries enrolled in Medicaid or the Children's Health Insurance Program (“CHIP”) must be completed no later than December 31, 2025, our understanding is that the majority of states substantially completed their unwinding processes in 2024. We believe these Medicaid redeterminations have previously contributed to increases in our membership, however, we anticipate that any future impact on our membership will not be as significant as the membership growth we previously experienced. For additional details, see “Risk Factors–Most Material Risks to Us–Failure to accurately estimate our incurred medical expenses or effectively manage our medical costs or related administrative costs could negatively affect our financial position, results of operations, and cash flows” in this Quarterly Report on Form 10-Q and “Business–Government Regulation–Ongoing Requirements and Changes to the ACA” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Proposed Tariffs

The Trump administration has indicated that new tariffs may be imposed on a variety of products relevant to our business, including certain pharmaceutical products and ingredients and medical devices and supplies imported into the United States. If such tariffs are imposed, the potential impact could include, among other things, higher costs for medical providers and facilities, higher pharmaceutical prices, higher costs of medical devices and supplies and shortages of certain medicines and medical supplies. Shortages in medicines and supplies may also impact the health of our members, which in turn may result in higher medical costs. The unprecedented nature of these types of tariffs, as well as uncertainty around their implementation, could impact our ability to accurately estimate and effectively manage the impact on our medical expenses, which in turn could adversely affect our results of operations and financial position. For additional details, see “Risk Factors-Most Material Risks to Us-Failure to accurately estimate our incurred medical expenses or effectively manage our medical costs or related administrative costs could negatively affect our financial position, results of operations, and cash flows” in this Quarterly Report on Form 10-Q.

SEP Market Dynamics Developments and Trends

SEP or other market dynamics that drive enrollment and/or mix changes throughout the year may impact the per member levels of premiums, claims, and/or risk adjustment transfers. During the year ended December 31, 2024, the increase in our membership was due in part to an increase in member enrollments through SEP which impacted our MLR. Higher SEP growth in certain markets throughout 2024 may have contributed to the increase in our risk transfer payable for the year ended December 31, 2024 and the three months ended March 31, 2025. We anticipate lower SEP membership growth throughout 2025.

Members

Our membership is measured as of a particular point in time. Membership may change due to our expansion into or exiting of certain markets, and further vary throughout the year due to disenrollments, any SEP, and other market dynamics that are in effect such as Medicaid redeterminations, enhancements, reductions or eliminations of APTCs, other legislative or regulatory actions, such as recent CMS initiatives to improve the integrity in the ACA eligibility and enrollment process, or other factors that enable the overall market to grow or decline throughout the year.

Risk Adjustment

The risk adjustment programs in the markets we serve are administered federally by CMS and are designed to mitigate the potential impact of adverse selection and provide stability for health insurers. Under this program, each plan is assigned a risk score based upon demographic information and current year claims information related to its members. The risk score is used to adjust plan revenue to reflect the relative risk of the plan's enrolled population. We reevaluate our risk adjustment transfer estimates as new information and market data becomes available, until we receive the final reporting from CMS in later periods, up to twelve months in arrears.

Our risk transfer estimates are subject to a high degree of estimation and variability, and are affected by the relative risk of our members, and in the case of ACA, relative to that of other insurers. There is a higher degree of uncertainty associated with estimates of risk adjustment transfers at the beginning of the policy year resulting from the fact that the risk score is based on concurrent claim data. There is additional uncertainty for both markets and blocks of business that experience outsized growth, compounded by the lack of credible experience data on the newly enrolling population. Furthermore, there is also uncertainty associated with changes in other carriers operations, which may impact the ultimate degree of market-level risk. Actual risk adjustment calculations and transfers could materially differ from our assumptions.

Claims Incurred

Our medical expenses are impacted by seasonal effects on medical costs, such as the utilization of deductibles and out-of-pocket maximums over the course of the policy year, which shift more costs to us in the second half of the year as we pay a higher proportion of covered claims costs, and the number of days and holidays in a given period. Our medical and pharmacy costs can also exhibit seasonality depending on selection effects or changes in the risk profile of our membership and the proportion of our membership that is new in the calendar year. The emergence of medical and pharmacy claims is influenced by the aforementioned drivers, and further mix shifts may continue to alter claims incurred patterns in future periods.

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

Reinsurance

We believe our reinsurance agreements help us achieve important goals for our business, including risk management and capital efficiency. Our reinsurance agreements are contracted under two different types of arrangements: quota share reinsurance contracts and excess of loss (“XOL”) reinsurance contracts. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses in exchange for a corresponding percentage of premiums. In XOL reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. Under XOL reinsurance, the premium payable to the reinsurer is negotiated by the parties based on losses on an individual member in a given calendar year and their assessment of the amount of risk being ceded to the reinsurer. In the case of federal and state-run reinsurance programs, no reinsurance premiums are paid. The reinsurance agreements do not relieve us of our primary medical claims incurred obligations. Refer to “Note 9 - Reinsurance” included elsewhere in this Quarterly Report on Form 10-Q for a description of the accounting methods used to record our quota share reinsurance arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the Company's significant accounting policies is included in “Note 2 - Summary of Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2024. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. As of March 31, 2025, there were no significant changes to our critical accounting estimates from what was reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

Components of our Results of Operations

Premium

Premium revenue includes direct policy premiums collected from our members and subsidies received from the federal government, risk adjustment transfers, and assumed policy premiums we earned as part of our reinsurance arrangement under our former Cigna+Oscar Small Group plan offering, and is net of ceded premium from XOL and run-off quota share reinsurance contracts accounted for under reinsurance accounting. The Company did not renew the Cigna+Oscar Small Group arrangement after the expiration of the initial term on December 31, 2024.

Investment Income

Investment income primarily includes investment income, interest earned, and gains (losses) on our investment portfolio.

Services and Other

Services and other revenue includes primarily revenue earned from administrative services performed as part of the +Oscar platform, as well as sublease income.

Medical

Medical expense primarily consists of both paid and unpaid medical expenses incurred to provide medical services and products to our members. Medical claims include fee-for-service claims, pharmacy benefits, capitation payments to providers, disputed provider claims and various other medical-related costs. Under fee-for-service claims arrangements with providers, we retain the financial responsibility for medical care provided and incur costs based on actual utilization of hospital and physician services. Medical claims are recognized in the period healthcare services are provided. Unpaid medical expenses include claims reported and in the process of being settled, but that have not yet been paid, as well as healthcare costs incurred but not yet reported to us, which are collectively referred to as benefits payable or claim reserves. The development of the claim reserve estimate is based on actuarial methodologies that consider underlying claim payment patterns, medical cost inflation, historical developments, such as claim inventory levels and claim receipt patterns, and other relevant factors. The methods for making such estimates and for establishing the resulting liability are continuously reviewed and any adjustments are reflected in the period determined. Medical expense also reflects the net impact of our ceded reinsurance claims from XOL and run-off quota share reinsurance contracts accounted for under reinsurance accounting.

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily include distribution and servicing costs, premium taxes, exchange fees, and other taxes and fees, employee-related expenses, costs of software and hardware, stock-based compensation, the impact of quota share reinsurance, and other administrative costs.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024
Revenue
Premium	$2,995,821	$2,093,682
Investment income	46,112	42,989
Services and other	4,330	5,634
Total revenue	3,046,263	2,142,305
Operating Expenses
Medical	2,259,651	1,554,774
Selling, general, and administrative	482,759	394,162
Depreciation and amortization	6,730	7,811
Total operating expenses	2,749,140	1,956,747
Earnings from operations	297,123	185,558
Interest expense	5,994	5,902
Other expenses	2,918	1,178
Earnings before income taxes	288,211	178,478
Income tax expense	12,705	996
Net income	275,506	177,482
Less: Net income attributable to noncontrolling interests	235	114
Net income attributable to Oscar Health, Inc.	$275,271	$177,368

Medical Loss Ratio (MLR)	75.4%	74.2%
SG&A Expense Ratio	15.8%	18.4%

Premium

Premium revenue increased by $902.1 million, or 43%, for the three months ended March 31, 2025, compared to the same period in 2024. This increase was driven by higher membership.

The following table summarizes the Company’s membership by offering:

	As of March 31,
Membership by Offering	2025	2024
Individual and Small Group	2,021,484	1,386,980
Cigna+Oscar (1)	17,983	61,428
Total Members (2)	2,039,467	1,448,408
(1) Represents total membership for our former co-branded partnership with Cigna.
(2) Represents effectuated members. Effectuated members are those who are actively enrolled in one of our plans and whose required premium payments have either been made or are within the payment grace period. A member covered under more than one of our health plans counts as a single member for the purposes of this metric.

Investment Income

Investment income increased by $3.1 million, or 7%, for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to a larger asset base.

Medical Expenses and MLR

Medical expenses increased by $704.9 million, or 45%, for the three months ended March 31, 2025, compared to the same period in 2024. This increase was primarily due to increased membership. MLR increased by 120 basis points for the three months ended March 31, 2025, compared to the same period in 2024, driven by unfavorable prior period development primarily due to our 2024 Risk Adjustment payable, partially offset by favorable claims runout and a cost sharing reduction (“CSR”) recovery accrual.

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024
Medical	$2,259,651	$1,554,774
Less: Ceded quota share reinsurance claims(1)	—	(1,055)
Net claims before ceded quota share reinsurance (A)	$2,259,651	$1,555,829

Premium	$2,995,821	$2,093,682
Less: Ceded quota share reinsurance premiums (1)	—	(2,016)
Net premiums before ceded quota share reinsurance (B)	$2,995,821	$2,095,698
Medical Loss Ratio (A divided by B)	75.4%	74.2%
(1)Represents prior period development for claims and premiums, respectively, ceded to reinsurers pursuant to quota share treaties accounted for under reinsurance accounting, which are in runoff.
Selling, General and Administrative Expenses and SG&A Expense Ratio

Selling, general and administrative expenses increased by $88.6 million, or 22%, for the three months ended March 31, 2025, compared to the same period in 2024. This increase was driven by higher distribution and selling expenses associated with higher membership year over year. The SG&A Expense Ratio improved 260 basis points for the three months ended March 31, 2025, compared to the same period in 2024, due to fixed cost leverage, lower exchange fee rates, and variable cost efficiencies.

Income Tax Expense (Benefit)

Our effective tax rate was approximately 4.41% and 0.56% for the three months ended March 31, 2025 and 2024, respectively.

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

The majority of the assets held by the holding company are in the form of cash and cash equivalents and investments. As of March 31, 2025 and December 31, 2024, total cash and cash equivalents and investments held by the holding company were $149.6 million and $189.8 million, respectively, of which $12.9 million and $12.8 million was restricted as of March 31, 2025 and December 31, 2024, respectively.

The majority of the assets held by our health insurance subsidiaries are in the form of cash and cash equivalents and investments. As of March 31, 2025 and December 31, 2024, total cash and cash equivalents and investments held by our health insurance subsidiaries were $4,742.1 million and $3,808.0 million, respectively, of which $18.1 million and $18.0 million, respectively, was on deposit with regulators as required for statutory licensing purposes. These amounts are classified as restricted deposits on the balance sheet.

Our health insurance subsidiaries’ states of domicile have statutory minimum capital requirements that are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The combined statutory capital and surplus of our health insurance subsidiaries was estimated to be approximately $1,520.3 million and $1,242.7 million as of March 31, 2025 and December 31, 2024, respectively, which was in compliance with and in excess of the minimum capital requirements for each period. The health insurance subsidiaries historically have required capital contributions from Parent to maintain minimum levels. The health insurance subsidiaries may be subject to additional capital and surplus requirements in the future, as a result of factors such as increasing membership and medical costs, which may require us to incur additional indebtedness, sell capital stock, or access other sources of funding in order to fund such requirements. During periods of increased volatility, adverse securities and credit markets, including those due to rising interest rates, may exert downward pressure on the availability of liquidity and credit capacity for certain issuers, and any such funding may not be available on favorable terms, or at all.

As our health insurance subsidiaries have collectively become profitable and to the extent their levels of statutory capital and surplus continue to exceed minimum regulatory requirements, we may make periodic requests for dividends and distributions from our subsidiaries to fund our operations or seek to enter into transactions or structures that enable us to efficiently deploy this excess capital, which may or may not require approval by our regulators. During the three months ended March 31, 2024, our health insurance subsidiaries made loan repayments of $13.0 million to Parent. During the three months ended March 31, 2025, the insurance subsidiaries did not make loan repayments or capital distributions to the Parent.

During the three months ended March 31, 2025, Parent made no capital contributions to the health insurance subsidiaries. During the three months ended March 31, 2024, Parent made $8.0 million of capital contributions to the health insurance subsidiaries. Our health insurance subsidiaries also utilize quota share reinsurance arrangements to reduce our minimum capital and surplus requirements, which are designed to enable us to efficiently deploy capital to fund our growth. We estimate that had we not had any quota share reinsurance arrangements in place, the health insurance subsidiaries would have been required to hold approximately $631.5 million and $553.8 million of additional capital as of March 31, 2025 and December 31, 2024, respectively, which the Parent would have been required to fund to the extent the applicable insurance subsidiary did not have excess capital to cover the requirement.

Short-Term Cash Requirements

The Company’s cash requirements within the next twelve months include benefits payable, risk adjustment transfer payables, current lease liabilities, interest payable on debt, other current liabilities and purchase commitments and other obligations. We expect the cash required to meet these obligations to be primarily funded by cash available for general corporate use, cash flows from current operations, and/or the realization of current assets, such as accounts receivable. Based on our current forecast, we believe the Company's cash, and cash equivalents and investments, not including restricted cash, will be sufficient to fund our operating requirements for at least the next twelve months.

Some of our payments and receipts, including risk adjustment transfers, rebates from our pharmacy benefit manager, and reinsurance receipts, can be significant. As such, timing of payments and receipts can influence cash flows from operating activities in any given period which would have a negative impact on our operating cash flows.

Long-Term Cash Requirements

Our long-term cash requirements under our various contractual obligations and commitments include operating leases. We expect the cash required to meet our long-term obligations to be primarily generated through future cash flows from operations. See “Note 13 - Leases” in our Annual Report on Form 10-K for the year ended December 31, 2024 for further detail of our obligations and the timing of expected future payments.

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

The holders of the 2031 Notes may require us to repurchase the 2031 Notes for cash, upon a fundamental change (as defined in the Indenture) or on June 30, 2027 and each anniversary thereof until June 30, 2030. In addition, we may redeem the 2031 Notes on or after December 31, 2026 if certain Class A common stock sales price and other conditions are satisfied.

The 2031 Notes may be converted at the election of the holders under certain circumstances, including if we call the 2031 Notes for redemption or upon satisfaction of a Class A common stock sale price condition. During the quarterly period ended March 31, 2025, the Class A common stock sale price condition was satisfied. As a result, the 2031 Notes are convertible during the second quarter of 2025 at the option of the holder. As of the date of this Quarterly Report on Form 10-Q, the 2031 Notes have not been converted. Upon conversion, the 2031 Notes will be settled, at the Company’s election, in shares of Class A common stock, cash, or a combination of cash and shares of Class A common stock, unless an Initial Purchaser of the 2031 Notes elects to receive the consideration due upon conversion solely in shares of Class A common stock pursuant to the terms of the Investment Agreement.

For more information on our 2031 Notes, including details relating to repurchase, redemption and conversions of the 2031 Notes, see “Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Convertible Senior Notes” and “Note 9 - Debt” to our Consolidated Financial Statements, each in our Annual Report on Form 10-K for the year ended December 31, 2024, and, “Note 8 – Debt” to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Revolving Credit Facility

On December 28, 2023, we entered into a third amendment to our senior secured credit agreement with Wells Fargo Bank, National Association, as lender and administrative agent, and certain other lenders party thereto from time to time (collectively, the “Lenders”), and Oscar Management Corporation, as a subsidiary guarantor, which amended the senior secured credit agreement, dated as of February 21, 2021 (as previously amended by the First Amendment to Credit Agreement, dated as of January 27, 2022 and the Second Amendment to Credit Agreement, dated as of July 21, 2023, the “Amended Credit Agreement”). The Amended Credit Agreement provides for a revolving loan credit facility (the “Revolving Credit Facility”) in the aggregate principal amount of $115.0 million, with proceeds to be used for general corporate purposes of the Company.

The Revolving Credit Facility is available for the Company to borrow under until December 28, 2025, provided the Company is in compliance with the restrictive and financial covenants contained therein, including financial covenants to maintain minimum thresholds related to direct policy premiums, Consolidated Adjusted EBITDA (as defined in the Revolving Credit Facility), and liquidity, as well as a maximum medical loss ratio. As of March 31, 2025, there were no outstanding borrowings under the Revolving Credit Facility.

For more information on our Revolving Credit Facility, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving Credit Facility in our Annual Report on Form 10-K for the year ended December 31, 2024, and “Note 8 – Debt” to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Net investment income on a consolidated basis was $46.1 million and $43.0 million for the three months ended March 31, 2025, and 2024, respectively. Net investment income for our health insurance subsidiaries was $44.4 million and $40.3 million for the three months ended March 31, 2025, and March 31, 2024, respectively.

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

Summary of Cash Flows

Our cash flows used in operations may differ substantially from our net income due to non-cash charges or due to changes in balance sheet accounts.

The timing of our cash flows from operating activities can also vary among periods due to the timing of payments made or received. Some of our payments and receipts, including loss settlements, rebates from our pharmacy benefit manager, and subsequent reinsurance receipts, can be significant. Therefore, their timing can influence cash flows from operating activities in any given period. The potential for a large claim under an insurance or reinsurance contract means that our health insurance subsidiaries may need to make substantial payments within relatively short periods of time, which would have a negative impact on our operating cash flows.

Our primary operating cash flow sources are premiums and investment income. Our primary operating cash flow uses are payments for claims, risk adjustment transfers, and operating expenses, including interest expense. For the three months ended March 31, 2025, net cash provided by operating activities was $878.5 million as compared with $634.4 million provided by operating activities for the same period in 2024. The increase was primarily due to higher premium received and reinsurance recoverables, which were partially offset by higher claim disbursements.

Cash flows from investing activities primarily include the purchase and disposition of financial instruments. For the three months ended March 31, 2025, net cash used in investing activities was $174.2 million as compared to net cash used in investing activities of $300.6 million for the same period in 2024. The change was primarily due to a reduction in the purchases of securities, which was offset by a lower level of maturing investment.

Cash flows from financing activities may include proceeds from the issuance of debt securities and proceeds from stock option exercises. For the three months ended March 31, 2025, net cash provided by financing activities was $4.9 million as compared to $27.3 million for the same period in 2024. The decrease was primarily due to a reduction in proceeds from stock option exercises.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the fair value of our investment portfolio, which consists of U.S. Treasury and agency securities, corporate notes, and certificates of deposit. Our primary market risk exposure is driven by changes to prime rate-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. Assuming a hypothetical and immediate 1% increase in interest rates at March 31, 2025, the fair value of our investments would decrease by approximately $43.9 million. Any declines in interest rates over time would reduce our investment income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information required under this Part II, Item 1 is set forth in “Note 12 - Commitments and Contingencies” to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Given that such proceedings are subject to uncertainty, there can be no assurance that such legal proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors

Except as set forth in the amended and restated risk factors below, there have been no material changes to the risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2024.

Our success and ability to grow our business depend in part on retaining and expanding our member base. If we fail to add new members or retain current members, or manage our membership growth appropriately to meet our business objectives, our business, revenue, operating results, and financial condition could be harmed.

We currently derive substantially all of our revenue from direct policy premiums, which are primarily driven by the number of members covered by our health plans. As a result, the size of our member base is critical to our success. We have experienced significant member growth since we commenced operations; however, we may not be able to maintain this growth or manage our membership growth appropriately to meet our business objectives, and our member base could decrease rapidly or shrink over time.

There are many factors that could negatively affect our ability to retain existing members and expand our member base, many of which are beyond our direct control, including if:
•we are unable to remain competitive on member experience, pricing, and insurance coverage options;
•we are unable to gain access to quality providers;
•we are unable to develop or maintain competitive provider networks, or maintain adequate networks that comply with regulatory requirements and standards;
•insurance brokers that we rely on to build our member base are unable to market our insurance products effectively;
•we fail to attract brokers to sell our insurance products or lose important broker relationships to our competitors or otherwise, including in circumstances where we require brokers to use different enrollment services vendors;
•the enhanced APTCs under the ARPA are eliminated or reduced, or other APTCs or subsidies under the ACA are eliminated or reduced;
•our competitors or new market entrants successfully mimic our innovative product offerings or our full stack technology platform;
•we are unable to maintain licenses and approvals, or there are material modifications or restrictions on our ability to offer insurance in our current markets or to participate on Health Insurance Marketplaces, obtain licenses and approvals to offer insurance in new markets, or to otherwise expand our plan offerings in an economically sustainable manner;
•we fail to continue to offer differentiated and competitive products, or there are regulatory actions that limit the types of plans that can be offered, such as the Notice of Benefit and Payment Parameters;
•initiatives designed to improve member and provider experience, including the use of AI technologies or other new technologies, are unsuccessful or discontinued, whether as a result of actions by us, our competitors, regulators, or other third parties;
•as a result of changes in law or otherwise, our competitors participate in the individual market to a greater extent than they have previously;
•there is an initiation of new Special Enrollment Period (“SEPs”) or other unexpected healthcare market developments, including in response to legislative, regulatory or political developments and executive orders;
•our digital platform experiences technical or other problems or disruptions that frustrate the experience of members or providers or other third party partners;

•we or our partners or other third parties with whom we collaborate sustain a cyber-attack or suffer privacy or data security breaches;
•regulatory actions to improve the integrity in the ACA eligibility and enrollment process, including rules that make it more difficult for members to enroll in new plans or switch from one plan to another;
•we experience unfavorable shifts in perception of our digital platform or other member service channels;
•we suffer reputational harm to our brand resulting from negative publicity, whether accurate or inaccurate;
•our strategic partners terminate or fail to renew our current contracts or we fail to enter into contracts with new strategic partners; or
•our efforts to partner with ICHRA platforms to transition small, mid-sized and large employers to the individual market where their employees can choose an Oscar product are not successful, or take significantly more time than expected to be successful.

For example, CMS is increasingly focused on improving integrity in the Health Insurance Marketplace eligibility and enrollment process, and we expect this focus to continue. During the second half of 2024, CMS enacted new measures to respond to increases in unauthorized changes in consumer enrollments by agents and brokers and to reduce consumer burdens related to unauthorized enrollments, and these measures may make it more difficult for members to enroll in new plans or switch from one plan to another. In addition, on March 10, 2025 CMS issued a proposed Program Integrity Rule that, among other initiatives, would change the annual open enrollment period (“OEP”) for all individual market coverage to run from November 1 through December 15 preceding the coverage year, instead of through January 15 of the coverage year. Historically a material number of members enroll in the final month of the OEP, and furthermore, if the enhanced APTCs are not renewed at the end of 2025, a shortened OEP could make it more difficult for individuals to determine what plan they can afford in the time period allowed. Although we expect a shortened OEP to result in a reduction in the number of enrolled individuals in the Health Insurance Marketplace, we are unable to predict with certainty the magnitude of the impact to the overall Health Insurance Marketplace or to our future membership. In addition, this proposed rule creates stricter income eligibility verification processes, including annual income data matching issues (“DMIs”) when applicants attest to income above 100 percent of the Federal Poverty Level (“FPL”), but trusted data sources show income below 100 percent of the FPL, and remove an automatic 60-day extension for applicants to provide documentation to verify household income when there is an income inconsistency. While we expect these stricter income eligibility verification processes to result in a number of individuals in states where we operate to no longer qualify for APTCs and therefore reduce the number of enrolled individuals in the Health Insurance Marketplace, we are unable to predict with certainty the magnitude of the impact to the overall Health Insurance Marketplace or to our future membership. The proposed Program Integrity Rule, if enacted, could have a material impact on the Health Insurance Marketplace and could also have a material impact on our business, revenue, operating results, and financial condition.

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
•the impact on the morbidity of our members or the broader market member population from ongoing regulatory actions to improve the integrity in the ACA eligibility and enrollment process, the potential elimination of enhanced APTCs, Medicaid redeterminations and tariffs and related medical cost increases;

•increases in the costs of healthcare facilities and services, medical devices and supplies, pharmaceutical products and ingredients, including due to the introduction and adoption of new or costly medical technologies and pharmaceuticals, the impact of legislative or regulatory actions, including the imposition of tariffs on certain pharmaceuticals or other foreign imports, or macroeconomic inflationary effects;
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
•the broader competitive landscape, including new membership resulting from other health insurers exiting our markets or changing their pricing strategies, initiation of new SEPs and general expansion of the individual health insurance market;
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
•changes to, or reductions of, our utilization management functions, such as preauthorization of services, concurrent review or requirements for physician referrals;
•the occurrence of natural disasters, terrorism, public health emergencies, major epidemics and pandemics; and
•provider or broker fraud.

The Consolidated Appropriations Act of 2023 delinked Medicaid redeterminations from the end of the PHE for COVID-19, and Medicaid redeterminations were required to begin by April 1, 2023. Although redeterminations were expected to conclude by June 2024, CMS directed certain states to temporarily pause procedural terminations while they addressed issues in the renewal process that led to increased procedural disenrollments. CMS also announced an SEP that began March 31, 2023 and ended November 30, 2024 to facilitate enrollment in the ACA by individuals who lost Medicaid coverage under the redetermination process. Data from CMS on Medicaid redeterminations showed significant increases in ACA plan enrollments among consumers in 2023 and 2024 who lost Medicaid or CHIP coverage. While CMS announced in 2024 that all unwinding-related renewals for beneficiaries enrolled in Medicaid or CHIP must be completed no later than December 31, 2025, our understanding is that the majority of states had substantially completed their unwinding processes in 2024. We anticipate that any future impact on our membership in connection with ACA enrollments due to the unwinding of the Medicaid continuous enrollment condition will not be as significant as the membership growth we experienced in plan year 2024. However, we cannot predict ACA plan enrollment patterns and the potential impact of recent and future enrollments on market morbidity, and the related impact on our underwriting margin, risk adjustment payables and MLR is therefore uncertain.

Due to the time lag between when services are actually rendered by providers and when we receive, process, and pay a claim for those services, our medical expenses include a provision for claims incurred but not paid. Given the uncertainties inherent in making estimates for such provisions, there can be no assurance that our claims liability estimates will be adequate, and any adjustments to these estimates may unfavorably impact, potentially in a material way, our reported results of operations and financial condition. Further, our inability to estimate our claims liability may also affect our ability to take timely corrective actions, further exacerbating the extent of any adverse effect on our results.

We also incur substantial administrative costs, particularly distribution costs, the costs of scaling and improving our operations, and the costs of hiring and retaining personnel. External factors, including general economic conditions such as inflation and unemployment levels and federal and state legislative and regulatory actions, are generally beyond our control and could further reduce our ability to accurately estimate and effectively control our administrative expenses, including the cost of our third party vendors. Furthermore, regulatory changes or developments may require us to change our existing practices with respect to broker commissions and could potentially result in a substantial increase in related costs or limit our ability to manage those costs in the future. Any such increase in costs could cause our actual results to differ, potentially materially, from our prior expectations. As a result of our market expansion, expansion of our plan offerings and growth of our membership, our anticipated medical expenses and administrative costs are subject to additional uncertainty.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) On February 7, 2025, Alessandrea Quane, the Company’s former Chief Insurance Officer, terminated the Rule 10b5-1 trading arrangement that she had previously entered into for the sale of up to 211,774 shares of the Company’s Class A common stock by August 29, 2025. The arrangement was originally adopted on September 27, 2024 and was intended to satisfy the affirmative defense of Rule 10b5-1(c).

Effective March 1, 2025, the Company adopted the net settlement method to satisfy applicable tax withholding obligations in connection with restricted stock unit awards for senior leadership. In connection with adopting the net settlement method, the following officers of the Company terminated sell-to-cover instructions intended to satisfy the affirmative defense of Rule 10b5-1(c) and that provided for sales of Class A common stock as necessary to cover tax withholding obligations incurred in connection with the vesting or settlement of restricted stock units:

•On February 25, 2025, Scott Blackley, the Company’s Chief Financial Officer, terminated his sell-to-cover instruction that was originally adopted on September 7, 2021.
•On February 25, 2025, Victoria Baltrus, the Company’s Chief Accounting Officer, terminated her sell-to-cover instruction that was originally adopted on September 1, 2022.
•On February 26, 2025, Mark Bertolini, the Company’s Chief Executive Officer, terminated his sell-to-cover instruction that was originally adopted on November 11, 2024.
•On February 27, 2025, Mario Schlosser, the Company’s Chief Technology Officer, terminated his sell-to-cover instruction that was originally adopted on May 21, 2021.
•On March 14, 2025, Adam McAnaney, the Company’s Chief Legal Officer, terminated his sell-to-cover instruction that was originally adopted on February 15, 2025.
•On March 17, 2025, Janet Liang, the Company’s President, terminated her sell-to-cover instruction that was originally adopted on February 15, 2025.

Item 6. Exhibits

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Oscar Health, Inc.	8-K	001-40154	3.1	3/8/2021
3.2	Amended and Restated Bylaws of Oscar Health, Inc.	8-K	001-40154	3.2	3/8/2021
4.1	Specimen Common Stock Certificate of Oscar Health, Inc.	S-1/A	333-252809	4.1	2/22/2021
10.1	Employment Agreement, by and between Oscar Health, Inc. and Janet Liang, dated January 30, 2025					*
10.2	2025 Form of Stock Option Award Agreement (Non-Retirement Eligible) under 2021 Incentive Award Plan					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within Exhibit 101)					*

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSCAR HEALTH, INC.

Date: May 7, 2025	By:	/s/ Mark T. Bertolini
Mark T. Bertolini
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2025	By:	/s/ R. Scott Blackley
R. Scott Blackley
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2025	By:	/s/ Victoria Baltrus
Victoria Baltrus
Chief Accounting Officer
(Principal Accounting Officer)