Form 10-Q
period 2025-06-30
Oscar Health, Inc.
filed 2025-08-07
CIK 1568651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of July 31, 2025 (in thousands)
Class A Common Stock, par value $0.00001 per share	223,044
Class B Common Stock, par value $0.00001 per share	35,514

Oscar Health, Inc.

This Quarterly Report on Form 10-Q for the period ended June 30, 2025 (“Quarterly Report on Form 10-Q”) contains the following defined terms, unless context otherwise requires: (i) “Oscar,” “the Company,” “we,” “our,” “us” or like terms refer to Oscar Health, Inc. and its subsidiaries, (ii) “Thrive Capital” refers to Thrive Capital Management, LLC, a Delaware limited liability company, and the investment funds affiliated with or advised by Thrive Capital Management, LLC and (iii) “Thrive General Partners” refers to Thrive Partners II GP, LLC, Thrive Partners III GP, LLC, Thrive Partners V GP, LLC, Thrive Partners VI GP, LLC, Thrive Partners VII GP, LLC, and Thrive Partners VII Growth GP, LLC, each of which is a general partner of a Thrive Capital-affiliated fund.

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
•Our ability to accurately estimate our incurred medical expenses, or to effectively manage our medical costs or related administrative costs;
•Our ability to maintain profitability in the future;
•Unanticipated results of, or changes to, risk adjustment programs or our estimates thereof;
•Our ability to arrange for the delivery of quality care and maintain good relations with brokers and the physicians, hospitals, and other providers within and outside our provider networks;
•Evolving federal or state laws or regulations (including any changes in the interpretation or enforcement of existing laws and regulations), including changes with respect to the Patient Protection and Affordable Care Act (“ACA”) and any regulations enacted thereunder, non-renewal of the enhanced Advanced Premium Tax Credits (“APTCs”), the implementation of new program integrity rules or other government actions, such as the imposition of tariffs;
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
•Unfavorable or otherwise costly outcomes of lawsuits, audits, investigations, and other third-party claims;
•Incurrence of data security breaches of our and our partners’ information and technology systems;

•Our ability to attract and retain qualified personnel;
•Our ability to detect and prevent material weaknesses or significant control deficiencies in our internal controls over financial reporting or other failure to maintain an effective system of internal controls;
•Adverse publicity or other adverse consequences related to our dual class structure or “controlled company” status; and
•The other risks and uncertainties described under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, and in Part I Item A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on February 20, 2025.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Revenue
Premium	$2,803,444	$2,164,116	$5,799,265	$4,257,798
Investment income	54,004	49,994	100,116	92,983
Other revenues	6,497	5,231	10,827	10,865
Total revenue	2,863,945	2,219,341	5,910,208	4,361,646
Operating Expenses
Medical	2,552,973	1,708,722	4,812,624	3,263,496
Selling, general, and administrative	534,485	435,206	1,017,244	829,368
Depreciation and amortization	6,970	7,601	13,700	15,412
Total operating expenses	3,094,428	2,151,529	5,843,568	4,108,276
Earnings (loss) from operations	(230,483)	67,812	66,640	253,370
Interest expense	5,847	5,991	11,841	11,893
Other expenses (income)	(2,794)	872	124	2,050
Earnings (loss) before income taxes	(233,536)	60,949	54,675	239,427
Income tax expense (benefit)	(5,045)	4,637	7,660	5,633
Net income (loss)	(228,491)	56,312	47,015	233,794
Less: Net income (loss) attributable to noncontrolling interests	(130)	105	105	219
Net income (loss) attributable to Oscar Health, Inc.	$(228,361)	$56,207	$46,910	$233,575

Earnings (loss) per Share
Basic	$(0.89)	$0.24	$0.19	$0.99
Diluted	$(0.89)	$0.20	$0.17	$0.82
Weighted Average Common Shares Outstanding
Basic	255,531	238,672	253,417	235,056
Diluted	255,531	303,965	270,244	299,186

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income (loss)	$(228,491)	$56,312	$47,015	$233,794
Other comprehensive income (loss), net of tax:
Net unrealized gains (loss) on securities available for sale	4,119	(31)	15,547	(3,934)
Comprehensive income (loss)	(224,372)	56,281	62,562	229,860
Comprehensive income (loss) attributable to noncontrolling interests	(130)	105	105	219
Comprehensive income (loss) attributable to Oscar Health, Inc.	$(224,242)	$56,176	$62,457	$229,641

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except per share amounts)	June 30, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$2,598,942	$1,527,186
Short-term investments	938,102	624,461
Premiums and accounts receivable (net of allowance for credit losses of $7,350 and $31,300)	465,399	315,891
Risk adjustment transfer receivable	87,617	64,779
Reinsurance recoverable	192,698	291,537
Other current assets	30,464	21,320
Total current assets	4,313,222	2,845,174
Property, equipment, and capitalized software, net	77,669	66,793
Long-term investments	1,845,884	1,815,254
Restricted deposits	31,086	30,878
Other assets	116,266	82,397
Total assets	$6,384,127	$4,840,496

Liabilities and Stockholders' Equity
Current Liabilities:
Benefits payable	$1,551,632	$1,356,730
Risk adjustment transfer payable	2,647,187	1,558,341
Unearned premiums	69,489	74,389
Accounts payable and other liabilities	583,871	432,428
Reinsurance payable	13,380	41,346
Total current liabilities	4,865,559	3,463,234
Long-term debt	299,944	299,555
Other liabilities	57,274	61,282
Total liabilities	5,222,777	3,824,071
Commitments and contingencies (Note 12)
Stockholders' Equity
Class A common stock ($0.00001 par value; 825,000 thousand shares authorized, 222,912 thousand and 214,974 thousand shares outstanding as of June 30, 2025 and December 31, 2024, respectively)	2	2
Class B common stock ($0.00001 par value; 82,500 thousand shares authorized, 35,514 thousand shares outstanding as of June 30, 2025 and December 31, 2024)	—	—
Treasury stock (315 thousand shares as of June 30, 2025 and December 31, 2024)	(2,923)	(2,923)
Additional paid-in capital	3,951,980	3,869,617
Accumulated deficit	(2,804,373)	(2,851,283)
Accumulated other comprehensive income (loss)	13,720	(1,827)
Total Oscar Health, Inc. stockholders' equity	1,158,406	1,013,586
Noncontrolling interests	2,944	2,839
Total stockholders' equity	1,161,350	1,016,425
Total liabilities and stockholders' equity	$6,384,127	$4,840,496

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Common stock, Class A shares
Balance, beginning of period	217,983	200,497	214,974	193,875
Issuance of common stock from equity incentive plans	5,034	5,656	8,101	12,278
Shares withheld for net settlement of share-based awards	(105)	—	(163)	—
Balance, end of period	222,912	206,153	222,912	206,153
Common stock, Class B shares
Balance, beginning of period	35,514	35,514	35,514	35,514
Issuance of common stock from equity incentive plans	—	—	—	—
Balance, end of period	35,514	35,514	35,514	35,514
Common stock, Class A
Balance, beginning of period	$2	$2	$2	$2
Balance, end of period	2	2	2	2
Common Stock, Class B
Balance, beginning of period	—	—	—	—
Balance, end of period	—	—	—	—
Treasury stock
Balance, beginning of period	(2,923)	(2,923)	(2,923)	(2,923)
Balance, end of period	(2,923)	(2,923)	(2,923)	(2,923)
Additional paid-in capital
Balance, beginning of period	3,902,373	3,736,885	3,869,617	3,682,294
Stock-based compensation expense	27,474	31,298	55,357	58,580
Issuance of common stock from equity incentive plans	23,568	18,702	29,295	46,011
Net settlement for taxes related to share-based awards	(1,435)	—	(2,289)	—
Balance, end of period	3,951,980	3,786,885	3,951,980	3,786,885
Accumulated Deficit
Balance, beginning of period	(2,576,012)	(2,699,347)	(2,851,283)	(2,876,715)
Net income (loss)	(228,361)	56,207	46,910	233,575
Balance, end of period	(2,804,373)	(2,643,140)	(2,804,373)	(2,643,140)
Accumulated other comprehensive income (loss)
Balance, beginning of period	9,601	(2,594)	(1,827)	1,309
Unrealized gains (loss) on investments, net	4,119	(31)	15,547	(3,934)
Balance, end of period	13,720	(2,625)	13,720	(2,625)
Noncontrolling interests
Balance, beginning of period	3,074	2,264	2,839	2,150
Net income (loss) attributable to noncontrolling interests	(130)	105	105	219
Balance, end of period	2,944	2,369	2,944	2,369
Total stockholders' equity	$1,161,350	$1,140,568	$1,161,350	$1,140,568

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash Flows from Operating Activities:
Net income	$47,015	$233,794
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred taxes	—	51
Net realized gain on sale of financial instruments	(131)	—
Depreciation and amortization expense	13,700	15,412
Amortization of debt issuance costs	389	389
Stock-based compensation expense	49,084	54,658
Net accretion of investments	(15,667)	(12,219)
Change in provision for credit losses	(23,950)	(1,200)
Changes in assets and liabilities:
(Increase) / decrease in:
Premium and other receivables	(124,810)	(195,898)
Risk adjustment transfer receivable	(22,838)	(20,211)
Reinsurance recoverable	98,839	(89)
Other assets	(26,512)	(13,001)
Increase / (decrease) in:
Benefits payable	194,902	286,242
Unearned premiums	(4,900)	(5,947)
Premium deficiency reserve	—	(2,888)
Accounts payable and other liabilities	141,608	71,254
Reinsurance payable	(27,966)	(930)
Risk adjustment transfer payable	1,088,846	722,097
Net cash provided by operating activities	1,387,609	1,131,514
Cash Flows from Investing Activities:
Purchase of investments	(607,838)	(1,362,993)
Sale of investments	15,761	—
Maturity and paydowns of investments	267,419	596,838
Purchase of property, equipment and capitalized software	(18,303)	(13,512)
Change in restricted deposits	526	1,451
Net cash used in investing activities	(342,435)	(778,216)
Cash Flows from Financing Activities:
Tax payments related to net settlement of share-based awards	(2,289)	—
Proceeds from exercise of stock options	29,295	46,011
Net cash provided by financing activities	27,006	46,011
Increase in cash, cash equivalents and restricted cash equivalents	1,072,180	399,309
Cash, cash equivalents, restricted cash and cash equivalents—beginning of period	1,551,118	1,891,971
Cash, cash equivalents, restricted cash and cash equivalents—end of period	2,623,298	2,291,280
Cash and cash equivalents	2,598,942	2,268,154
Restricted cash and cash equivalents included in restricted deposits	24,356	23,126
Total cash, cash equivalents and restricted cash and cash equivalents	$2,623,298	$2,291,280
Supplemental Disclosures:
Interest payments	$11,360	$11,269
Income tax payments	$15,478	$84

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

Oscar operates as one reportable segment to sell insurance to individuals, families, and employees through the federal and state-run healthcare exchanges formed in conjunction with the Patient Protection and Affordable Care Act (“ACA”) and leverages its technology platform to provide services via its +Oscar offering. In May 2025, the Company purchased 100% of the equity interests in three businesses operating in the individual market: INSXCloud, Inc. (a certified enhanced direct enrollment platform), IHC Specialty Benefits, Inc. (an insurance agency that sells individual medical and supplemental health products), and Healthinsurance.org, LLC (an online resource providing educational content for consumers navigating health insurance and the ACA marketplace). The Company determined that the Chief Executive Officer is the chief operating decision maker (“CODM”) who regularly reviews financial information and other key performance indicators on a consolidated basis, for the purposes of allocating resources and evaluating financial performance. Factors used in determining the reportable segment include the nature of operating activities, the Company’s organizational and reporting structure, and the type of information presented to the Company’s CODM to allocate resources and evaluate financial performance.

The Company’s member-first philosophy and innovative approach to care has earned the trust of approximately 2.0 million effectuated members (“members”), as of June 30, 2025. Effectuated members are those who are actively enrolled in one of the Company’s plans and whose required premium payments have either been made or are within the payment grace period.

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

During the second quarter of 2025, management identified an understatement of Selling, general, and administrative (“SG&A”) expenses related to the 2023-2024 periods. In accordance with Staff Accounting Bulletin ("SAB") No. 99, Materiality, and SAB No, 108, Considering the Effects of Prior Year Misstatements with Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the error and determined that the out of period adjustment was not material to the consolidated financial statements for the current interim periods or to any previously reported annual or interim periods. Accordingly, the Company recorded a $14.9 million adjustment in the current period within SG&A expenses related to prior periods.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying interim Condensed Consolidated Financial Statements include healthcare costs incurred but not yet reported (“IBNR”) and risk adjustment transfers. Estimates are based on past experience, evaluation of current trends, information from third-party professionals, and other considerations that are reasonable under the circumstances. Actual results may differ materially from these estimates.

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

In November 2024, the FASB issued Accounting Standards Update No. 2024-03 (“ASU 2024-03”), Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosures in the Notes to Condensed Consolidated Financial Statements, disaggregating specific expense categories for relevant income statement captions and additional disclosures of the Company's total amount of selling expenses. This guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. While the standard will require additional disclosures related to the Company’s income statement, the standard is not expected to have any material impact on the Company’s consolidated operating results, financial condition, or cash flows. The Company is currently evaluating the impact of the adoption of this guidance on the related disclosures.

2.    EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing Net income (loss) attributable to Oscar Health, Inc. for the period by the weighted-average shares of common stock outstanding during the period.

In periods when the Company is in a net loss position, potentially dilutive securities are excluded from the computation of diluted EPS because their inclusion would have an anti-dilutive effect; thus, basic EPS is the same as diluted EPS.

During periods of net income, diluted EPS is computed by adjusting Net income attributable to Oscar Health, Inc. for any interest charges and changes in the fair value of the bifurcated conversion option applicable to the convertible senior notes. This adjusted net income is then divided by the sum of the basic weighted-average shares of common stock outstanding and any dilutive potential common stock outstanding during the period, using the treasury stock method and the if-converted method for convertible senior notes, as described in “Note 8 - Debt.” Potential common stock includes the effect of outstanding dilutive stock options, restricted stock units, and performance-based restricted stock units. The computation for basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to Oscar Health, Inc. - basic	$(228,361)	$56,207	$46,910	$233,575
Effect of convertible senior notes	—	5,840	—	11,621
Net income (loss) available to Oscar Health, Inc. common shareholders - diluted	$(228,361)	$62,047	$46,910	$245,196

Denominator:
Weighted average shares of common stock outstanding - basic	255,531	238,672	253,417	235,056
Common stock equivalents	—	28,641	16,827	27,478
Effect of convertible senior notes	—	36,652	—	36,652
Weighted average shares of common stock outstanding - diluted	255,531	303,965	270,244	299,186

Earnings (loss) per Share
Basic	$(0.89)	$0.24	$0.19	$0.99
Diluted	$(0.89)	$0.20	$0.17	$0.82

The following potential common shares were excluded from the computation of diluted EPS because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Stock options to purchase common stock	15,323	1,097	2,952	1,711
Restricted stock units	10,770	394	4,239	527
Performance-based restricted stock units	7,453	64	—	64
Shares underlying convertible notes (Note 8)	36,652	—	36,652	—
Total	70,198	1,555	43,843	2,302

3.    REVENUE RECOGNITION

Premium

Premium revenue includes direct policy premiums collected from members and the federal government, assumed policy premiums received as part of the reinsurance arrangement under the Cigna+Oscar Small Group plan previously offered, and risk adjustment transfers. Premium revenue is net of ceded premium from excess of loss (“XOL”) and run-off quota share reinsurance contracts accounted for under reinsurance accounting (See “Note 9 - Reinsurance” for additional information on the Company’s reinsurance contracts).

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Direct policy premiums	$3,482,764	$2,544,115	$6,832,435	$4,854,215
Assumed premiums	15,615	60,460	38,056	118,072
Risk adjustment transfers	(692,245)	(432,895)	(1,065,994)	(702,293)
Reinsurance premiums ceded	(2,690)	(7,564)	(5,232)	(12,196)
Premium	$2,803,444	$2,164,116	$5,799,265	$4,257,798

The direct policy premiums received from Centers for Medicare & Medicaid Services (“CMS”) for the three and six months ended June 30, 2025 were $3,244.7 million and $6,387.1 million, respectively. For the three and six months ended June 30, 2024, direct policy premiums received from CMS were $2,350.0 million and $4,463.8 million, respectively.

Other Revenues

Other revenues include revenue earned as part of services performed via the +Oscar platform, revenue share from virtual credit card rebates, revenue earned through the three companies acquired in May 2025, and sublease revenue. Other revenue is recognized in the period the contractual performance obligations are satisfied and measured in an amount that reflects the consideration the Company expects to be entitled to in exchange for performing the services. The timing of the Company's revenue recognition may differ from the timing of payment by customers. A receivable is recorded to Premiums and accounts receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, deferred revenue is recorded to Accounts payable and other liabilities when payment is received before the performance obligations are satisfied.

4.    INVESTMENTS

Net investment income was attributable to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Fixed maturity securities	$30,263	$17,141	$57,481	$31,418
Cash equivalents	23,653	31,395	42,212	58,673
Other (1)	397	1,626	1,031	3,228
Investment income	54,313	50,162	100,724	93,319
Investment expense	(309)	(168)	(608)	(336)
Net investment income	$54,004	$49,994	$100,116	$92,983
(1) Represents the net interest earned on funds withheld.

As of June 30, 2025 and December 31, 2024, the Company recorded accrued investment income of $21.8 million and $19.8 million, respectively.

The following tables provide summaries of the Company's carrying amounts and fair values of available-for-sale securities by major security type as of June 30, 2025 and December 31, 2024:

	June 30, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury and agency securities	$2,139,743	$14,703	$(2,410)	$2,152,036
Corporate notes	591,655	2,134	(286)	593,503
Asset-backed securities	35,987	71	(20)	36,038
Other (1)	2,409	—	—	2,409
Total	$2,769,794	$16,908	$(2,716)	$2,783,986
(1) Includes equity securities without a readily determinable market value.

	December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury and agency securities	$1,946,759	$6,631	$(9,028)	$1,944,362
Corporate notes	463,261	1,346	(799)	463,808
Certificates of deposit	29,136	—	—	29,136
Other (1)	2,409	—	—	2,409
Total	$2,441,565	$7,977	$(9,827)	$2,439,715
(1) Includes equity securities without a readily determinable market value.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity securities in a gross unrealized loss position, by the length of time in which the securities have continuously been in that position, as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Less than 12 Months			12 Months or Longer
(in thousands, except no. of securities)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. treasury and agency securities	115	$584,601	$(2,410)	—	$—	$—
Corporate notes	117	152,284	(286)	—	—	—
Asset-backed securities	11	22,713	(20)	—	—	—
Total	243	$759,598	$(2,716)	—	$—	$—

	December 31, 2024
	Less than 12 Months			12 Months or Longer
(in thousands, except no. of securities)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. treasury and agency securities	191	$730,938	$(9,003)	6	$47,748	$(25)
Corporate notes	110	146,349	(799)	—	—	—
Total	301	$877,287	$(9,802)	6	$47,748	$(25)

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

The amortized cost and fair value of the Company's fixed maturity securities as of June 30, 2025 and December 31, 2024 by contractual maturity are shown below. Actual maturities of these securities could differ from their contractual maturities because issuers may have the right to call or prepay obligations, with or without penalties.

	June 30, 2025		December 31, 2024
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$936,157	$938,102	$623,465	$624,461
Due after one year through five years	1,725,382	1,736,500	1,815,691	1,812,845
Due after five years through ten years	105,846	106,975	—	—
Total	$2,767,385	$2,781,577	$2,439,156	$2,437,306

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

The following tables summarize fair value measurements by level for assets and liabilities measured at fair value on a recurring basis:

	June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$104,475	$—	$—	$104,475
Investments
U.S. treasury and agency securities	$—	$2,152,036	$—	$2,152,036
Corporate notes	—	593,503	—	593,503
Asset-backed securities	—	36,038	—	36,038
Restricted investments
U.S. treasury securities	—	6,730	—	6,730
Total assets	$104,475	$2,788,307	$—	$2,892,782

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$95,331	$—	$—	$95,331
Investments
U.S. treasury and agency securities	$—	$1,944,362	$—	$1,944,362
Corporate notes	—	463,808	—	463,808
Certificates of deposit	—	29,136	—	29,136
Restricted investments
U.S. treasury securities	—	6,946	—	6,946
Total assets	$95,331	$2,444,252	$—	$2,539,583

6.    RESTRICTED CASH AND RESTRICTED DEPOSITS

The Company maintains cash, cash equivalents, and investments on deposit that are pledged to various state agencies in connection with its insurance licensure or property leases. The restricted cash and cash equivalents and restricted investments presented below are included in Restricted deposits in the accompanying Condensed Consolidated Balance Sheets.

(in thousands)	June 30, 2025	December 31, 2024
Restricted cash and cash equivalents	$24,356	$23,932
Restricted investments	6,730	6,946
Restricted deposits	$31,086	$30,878

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

The following table provides a rollforward of the Company’s beginning and ending benefits payable and claims adjustment expenses (“CAE”) payable balances for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(in thousands)	Benefits Payable	Unallocated Claims Adjustment Expense	Total	Benefits Payable	Unallocated Claims Adjustment Expense	Total
Benefits payable, beginning of the period	$1,356,730	$18,241	$1,374,971	$965,986	$13,192	$979,178
Less: Reinsurance recoverable	58,635	—	58,635	57,111	—	57,111
Benefits payable, beginning of the period, net	$1,298,095	$18,241	$1,316,336	$908,875	$13,192	$922,067
Claims incurred and CAE
Current year	$4,976,210	$40,907	$5,017,117	$3,366,660	$50,814	$3,417,474
Prior years	(163,586)	—	(163,586)	(103,164)	—	(103,164)
Total claims incurred and CAE, net	$4,812,624	$40,907	$4,853,531	$3,263,496	$50,814	$3,314,310
Claims paid and CAE
Current year	$3,826,761	$25,697	$3,852,458	$2,490,146	$38,879	$2,529,025
Prior years	751,873	12,907	764,780	485,022	8,173	493,195
Total claims and CAE paid, net	$4,578,634	$38,604	$4,617,238	$2,975,168	$47,052	$3,022,220

Benefits and CAE payable, end of period, net	$1,532,085	$20,544	$1,552,629	$1,197,203	$16,954	$1,214,157
Add: Reinsurance recoverable	19,547	—	19,547	55,025	—	55,025
Benefits and CAE payable, end of period	$1,551,632	$20,544	$1,572,176	$1,252,228	$16,954	$1,269,182

Amounts incurred related to prior periods vary from previously estimated liabilities as more claim information becomes available and claims are ultimately settled. The favorable prior period development recognized in the six months ended June 30, 2025 resulted primarily from lower than expected paid claims for 2024.

8.    DEBT

Convertible Senior Notes

As previously disclosed in “Note 9 - Debt,” in our Annual Report on Form 10-K for the year ended December 31, 2024, in February 2022, the Company issued $305.0 million in aggregate principal amount of convertible senior notes due 2031 (the “2031 Notes”) in a private placement to funds affiliated with or advised by Dragoneer Investment Group, LLC, Thrive Capital, LionTree Investment Management, LLC, and Tenere Capital LLC (the “Initial Purchasers”). In connection with the issuance of the 2031 Notes, on January 27, 2022, the Company entered into an investment agreement with the Initial Purchasers (the “Investment Agreement”) and on February 3, 2022, the Company entered into an indenture with U.S. Bank, as Trustee (the “Indenture”). The 2031 Notes are the Company's senior, unsecured obligations which bear interest at a rate of 7.25% per annum, payable in cash, semi-annually in arrears on June 30 and December 31 of each year, commencing on June 30, 2022. The 2031 Notes will mature on December 31, 2031, subject to earlier repurchase, redemption, or conversion.

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

The 2031 Notes are convertible into the Company's Class A common stock at an initial conversion rate of 120.1721 per $1,000 principal amount (equivalent to an initial conversion price of approximately $8.32 per share of Class A common stock), subject to customary adjustments upon the occurrence of certain events. The 2031 Notes may be converted at the option of the holders: (i) on or after August 31, 2031, (ii) if the Company calls the 2031 Notes for redemption, (iii) upon satisfaction of a Class A common stock sale price condition, (iv) upon satisfaction of a 2031 Note trading price condition, or (v) upon certain corporate events. Upon conversion, the 2031 Notes will be settled, at the Company's election, in shares of Class A common stock, cash, or a combination of cash and shares of Class A common stock, unless an Initial Purchaser of the 2031 Notes elects to receive the consideration due upon conversion solely in shares of Class A common stock pursuant to the terms of the Investment Agreement. During the quarterly period ended June 30, 2025, the Class A common stock sales price condition was satisfied when the last reported sales price per share of the Company’s common stock was greater than 130% of the conversion price of $8.32 per share for each of at least twenty (20) trading days during the period of thirty (30) consecutive trading days ending on, and including, the last trading day of the quarter. As a result, the 2031 Notes are convertible during the third quarter of 2025 at the option of the holder. As of the date of this Quarterly Report on Form 10-Q, the 2031 Notes have not been converted.

As of June 30, 2025, the net carrying amount of the 2031 Notes was $299.9 million, with unamortized debt discount and issuance costs of $5.1 million. The estimated fair value of the 2031 Notes as of June 30, 2025 was $807.5 million. The Company classified the fair value of the 2031 Notes as a level 3 measurement due to the lack of observable market data over fair value inputs such as stock price volatility over the term of the 2031 Notes and the Company's cost of debt.

The following table presents the interest expense indicating an effective interest rate of 7.61% over the term of the 2031 Notes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Coupon interest expense	$5,528	$5,528	$11,056	$11,056
Amortization of debt discount and issuance costs	195	195	389	389
Total interest expense	$5,723	$5,723	$11,445	$11,445

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

The Revolving Credit Facility contemplates guarantees by Oscar Management Corporation, each wholly owned subsidiary of the Company, and all of the Company's future direct and indirect subsidiaries (subject to certain permitted exceptions, including exceptions for certain guarantees (i) that would require material governmental consents or (ii) in respect of joint ventures). Oscar Management Corporation, IHC Specialty Benefits, Inc., INSXCloud, Inc., and HealthInsurance.org, LLC are currently the only guarantors. The Revolving Credit Facility is secured by substantially all of the Company’s and the guarantors’ assets (subject to certain exceptions). The Revolving Credit Facility is available for the Company to borrow under until December 28, 2025, provided the Company is in compliance with the restrictive and financial covenants contained therein, including financial covenants to maintain minimum thresholds related to direct policy premiums, Consolidated Adjusted EBITDA (as defined in the Revolving Credit Facility), and liquidity, as well as a maximum medical loss ratio. The Company is permitted to increase commitments under the Revolving Credit Facility by an aggregate amount not to exceed $50.0 million, subject to certain conditions.

As of June 30, 2025, there were no outstanding borrowings under the Revolving Credit Facility.

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

Reinsurance Contracts Accounted for under Deposit Accounting

As of June 30, 2025 and December 31, 2024, a deposit liability balance of $45.7 million and $13.6 million, respectively, was recorded for the Company's quota share arrangements accounted for under deposit accounting and represented fees due to the reinsurer, which are recognized within Selling, general, and administrative expenses on the Consolidated Statements of Operations.

For the three and six months ended June 30, 2025, the Company ceded 49% of its premium under reinsurance contracts accounted for under deposit accounting. For the three and six months ended June 30, 2024, the Company ceded 55% of its premium under reinsurance contracts accounted for under deposit accounting.

Reinsurance Contracts Accounted for under Reinsurance Accounting

In the current year, reinsurance accounting applies to XOL treaties. In 2024, reinsurance accounting also applied to quota share reinsurance contracts that were in runoff. The tables below present information for the Company's reinsurance arrangements accounted for under reinsurance accounting. Please see “Note 3 - Revenue Recognition” for total reinsurance premiums ceded and reinsurance premiums assumed, which are included as components of total Premium revenue in the Condensed Consolidated Statements of Operations.

The following table reconciles total Medical expenses to the amount presented in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Direct claims incurred	$2,562,117	$1,680,066	$4,830,401	$3,203,712
Ceded reinsurance claims	(22,203)	(29,954)	(53,215)	(49,652)
Assumed reinsurance claims	13,059	58,610	35,438	109,436
Medical expenses	$2,552,973	$1,708,722	$4,812,624	$3,263,496

The Company records SG&A expenses net of reinsurance ceding commissions and assumed SG&A expenses. The following table reconciles total Selling, general, and administrative expenses to the amount presented in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Selling, general, and administrative expenses, gross	$534,485	$435,144	$1,017,244	$829,840
Reinsurance ceding commissions	—	62	—	(472)
Selling, general, and administrative expenses	$534,485	$435,206	$1,017,244	$829,368

The composition of the Reinsurance recoverable balance on the Condensed Consolidated Balance Sheets is as follows:

(in thousands)	June 30, 2025	December 31, 2024
Reinsurance premium and claim recoverables	$190,938	$288,878
Reinsurance ceding commissions	7,002	6,996
Experience refunds on reinsurance agreements	(5,242)	(4,338)
Reinsurance recoverable	$192,698	$291,537

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

The following table presents the collective assets and liabilities of the Company's variable interest entities:

(in thousands)	June 30, 2025	December 31, 2024
Assets	$104,253	$102,550
Liabilities	$67,295	$63,114

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

13.    SEGMENT INFORMATION

The Company operates in and reports as a single reportable segment, as the CODM does not evaluate profitability nor evaluate performance or allocate resources below the level of the consolidated Company. The accounting policies of the segment are the same as those described in “Note 2 - Summary of Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2024. The CODM reviews Net income (loss) attributable to Oscar Health, Inc. and Earnings from operations presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. These metrics serve as benchmarks to evaluate the business, measure performance, identify trends, prepare financial projections, and make strategic decisions. The CODM does not evaluate performance or allocate resources based on segment assets data; therefore, total segment assets are not presented.

The following table presents the revenue, significant expenses, and net income (loss) for the Company’s segment. As the Company operates and reports as a single segment, its measure of segment net income (loss) is the same as Net income (loss) attributable to Oscar Health, Inc. on the Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Total revenue	$2,863,945	$2,219,341	$5,910,208	$4,361,646
Less:
Medical expenses	2,552,973	1,708,722	4,812,624	3,263,496
Selling, general, and administrative expenses:
Member acquisition and servicing costs (1)	261,045	185,061	496,396	356,177
Premium taxes, exchange fees, and other taxes and fees (2)	110,128	108,505	207,763	200,911
All other SG&A (3)	163,312	141,640	313,085	272,280
Total Selling, general, and administrative expenses	534,485	435,206	1,017,244	829,368
Depreciation and amortization	6,970	7,601	13,700	15,412
Earnings (loss) from operations	(230,483)	67,812	66,640	253,370
Interest expense	5,847	5,991	11,841	11,893
Other expenses (income)	(2,794)	872	124	2,050
Earnings (loss) before income taxes	(233,536)	60,949	54,675	239,427
Income tax expense (benefit)	(5,045)	4,637	7,660	5,633
Net income (loss) attributable to noncontrolling interests	(130)	105	105	219
Net income (loss) attributable to Oscar Health, Inc.	$(228,361)	$56,207	$46,910	$233,575
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

14.    RISK ADJUSTMENT

The risk adjustment programs in the markets we serve are administered federally by CMS and are designed to mitigate the potential impact of adverse selection and provide stability for health insurers. Under this program, each plan is assigned a risk score based upon demographic information and current year claims information related to its members. Plans with lower than average risk scores generally pay into the pool (a payable to CMS), while plans with higher than average risk scores generally receive distributions (a receivable from CMS). The Company estimates its risk adjustment transfer receivable or payable for each state by comparing its estimated risk score to the state average risk score. The Company records a receivable or payable as an adjustment to its premium revenues to reflect the year-to-date impact of the risk adjustment based on its best estimate. The Company reevaluates its risk adjustment transfer estimates as new information and market data becomes available until final reporting is received from CMS in later periods, which may be up to twelve months in arrears.

The following table provides a rollforward of the Company’s beginning and ending risk adjustment receivable and payable balances for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(in thousands)	Risk Adjustment Receivable	Risk Adjustment Payable	Net Risk Adjustment	Risk Adjustment Receivable	Risk Adjustment Payable	Net Risk Adjustment
Beginning balance (1)	$64,779	$1,558,341	$1,493,562	$51,925	$1,056,941	$1,005,016
Change in accrual:
Current year	$33,303	$1,021,779	$988,476	$23,718	$667,768	$644,050
Prior years (2)	(10,465)	67,067	77,532	(3,507)	54,330	57,837
Change in accrual, net	$22,838	$1,088,846	$1,066,008	$20,211	$722,098	$701,887
Ending balance:
Current year	$33,303	$1,021,779	$988,476	$23,718	$667,768	$644,050
Prior years (3)	54,314	1,625,408	1,571,094	48,418	1,111,271	1,062,853
Ending balance	$87,617	$2,647,187	$2,559,570	$72,136	$1,779,039	$1,706,903
(1)The table includes risk adjustment data validation (“RADV”) receivables and payables. The balance at the beginning of each year presented pertains to prior policy years.
(2)The change in the Change in accrual, net for Prior year includes immaterial payments for policy years prior to 2024.
(3)$1,564 million of the prior year net risk adjustment balance as June 30, 2025 relates to policy year 2024. $1,059 million of the prior year net risk adjustment balance as June 30, 2024 relates to policy year 2023.

During the six months ended June 30, 2025, the Company significantly increased their estimate of the net risk adjustment payable for the 2025 policy year as a result of new data received from third-party reports, using claims data through April 2025. The third-party reports provided estimates of the market risk score (a measure of morbidity) for the states where the Company participates in the ACA, indicating a meaningful market-wide increase in morbidity in 2025.

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

Index to this MD&A

Management's discussion and analysis of financial condition and results of operations is comprised of the following sections:

Overview

Oscar is a leading healthcare technology company built around a full stack technology platform and a relentless focus on member experience. We have been challenging the status quo in the healthcare system since our founding in 2012, and are dedicated to making a healthier life accessible and affordable for all. Oscar serves individuals, families, and employees through the Patient Protection and Affordable Care Act (“ACA”). We also offer health technology solutions that power the healthcare industry through +Oscar. In May 2025, the Company purchased 100% of the equity interests in three businesses operating in the individual market: INSXCloud, Inc. (a certified enhanced direct enrollment platform), IHC Specialty Benefits, Inc. (an insurance agency that sells individual medical and supplemental health products), and Healthinsurance.org, LLC (an online resource providing educational content for consumers navigating health insurance and the ACA marketplace). Our technology drives superior experiences, deep engagement, and high-value clinical care, earning us the trust of approximately 2.0 million effectuated members (“members”) as of June 30, 2025. Effectuated members are those who are actively enrolled in one of the Company’s plans and whose required premium payments have either been made or are within the payment grace period.

We regularly review our Total Revenue, Medical Loss Ratio (“MLR”), Selling, General, and Administrative Expense Ratio (“SG&A Expense Ratio”), Earnings from Operations, and Net Income (loss) attributable to Oscar Health Inc. to evaluate our business, measure our performance, identify trends in our business, prepare financial projections, and make strategic decisions. We believe these operational and financial measures are useful in evaluating our performance, in addition to our financial results prepared in accordance with GAAP.

Total Revenue

Total revenue includes Premium revenue (net of risk adjustment transfers), Investment income, and Other revenues. We believe Total revenue is an important metric to assess the growth of our business, as well as the earnings potential of our investment portfolio.

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

SG&A Expense Ratio

The SG&A Expense Ratio reflects the Company’s Selling, general, and administrative expenses, as a percentage of Total revenue (net of risk adjustment transfers). We believe the SG&A Expense Ratio is useful to evaluate our ability to manage our overall selling, general, and administrative cost base.

Earnings (Loss) from Operations

Earnings (loss) from Operations is a primary metric for assessing operating performance. Earnings (loss) from Operations is the Company's Total revenue less Total operating expenses.

Net Income (Loss) attributable to Oscar Health, Inc.

Net earnings (loss) allocated to the Company after income (loss) attributable to noncontrolling interests is a key indicator of the Company’s profitability and operational efficiency, allowing management to evaluate performance and make informed decisions on strategic planning, cost management, and resource allocation.

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

The Centers for Medicare & Medicaid Services (“CMS”) is increasingly focused on improving integrity in the Health Insurance Marketplace eligibility and enrollment process, and we expect this focus to continue. During the second half of 2024, CMS enacted new measures to respond to increases in unauthorized changes in consumer enrollments by agents and brokers and to reduce consumer burdens related to unauthorized enrollments. While these measures are important to prevent unauthorized enrollments, they may also make it more difficult for individuals to complete valid enrollments in new plans, switch from one plan to another, or obtain APTCs. In addition, on June 25, 2025, CMS issued a final rule that creates new processes to confirm member eligibility for APTCs, including a shortened timeframe for members to reconcile eligibility for APTCs to their tax returns, as well as other requirements related to ACA plan enrollment, including shorter open enrollment periods and the suspension of certain special enrollment periods (the “Program Integrity Rules”). The Program Integrity Rules become effective on August 25, 2025, with some provisions that will take effect in 2026 and 2027. Furthermore, on July 4, 2025, the President signed into law the One Big Beautiful Bill Act (the “OBBBA”) which, among other relevant matters, limits the eligibility of APTCs for certain populations, and requires additional verification procedures to confirm member eligibility for APTCs.

The implementation of the Program Integrity Rules, the OBBBA, and the discontinuation of the enhanced APTCs (if not renewed at the end of 2025), will likely reduce overall participation in the Health Insurance Marketplaces, and any resulting market contraction could negatively impact market morbidity. For additional details on how these factors may impact Oscar, see “Risk Factors-Most Material Risks to Us-Our success and ability to grow our business depend in part on retaining and expanding our member base. If we fail to add new members or retain current members, or manage our membership growth appropriately to meet our business objectives, our business, revenue, operating results, and financial condition could be harmed” and “Risk Factors–Most Material Risks to Us–Failure to accurately estimate our incurred medical expenses or effectively manage our medical costs or related administrative costs could negatively affect our financial position, results of operations, and cash flows” in this Quarterly Report on Form 10-Q and “Risk Factors–Most Material Risks to Us–Any changes to the ACA and its regulations could materially and adversely affect our business, results of operations, and financial condition” and “Business–Government Regulation–Ongoing Requirements and Changes to the ACA” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Medicaid redeterminations began on April 1, 2023 and CMS announced a Special Enrollment Period (“SEP”) that began March 31, 2023 and ended November 30, 2024 to facilitate enrollment in the ACA by individuals who lost Medicaid coverage under the redetermination process. While CMS announced in 2024 that all unwinding-related renewals for beneficiaries enrolled in Medicaid or the Children's Health Insurance Program (“CHIP”) must be completed no later than December 31, 2025, our understanding is that the majority of states substantially completed their unwinding processes in 2024. We believe these Medicaid redeterminations have previously contributed to increases in our membership, however, we anticipate that any future impact on our membership will not be as significant as the membership growth we previously experienced. We believe that members who have enrolled in the ACA through the Medicaid redetermination process are higher utilizers of care and have increased the overall morbidity of the Health Insurance Marketplace. For additional details, see “Risk Factors–Most Material Risks to Us–Failure to accurately estimate our incurred medical expenses or effectively manage our medical costs or related administrative costs could negatively affect our financial position, results of operations, and cash flows” in this Quarterly Report on Form 10-Q and “Business–Government Regulation–Ongoing Requirements and Changes to the ACA” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Proposed Tariffs

The Trump administration has indicated that new tariffs may be imposed on a variety of products relevant to our business, including certain pharmaceutical products and ingredients and medical devices and supplies imported into the United States. If such tariffs are imposed, the potential impact could include, among other things, higher costs for medical providers and facilities, higher pharmaceutical prices, higher costs of medical devices, and supplies and shortages of certain medicines and medical supplies. Shortages in medicines and supplies may also impact the health of our members, which in turn may result in higher medical costs. The unprecedented nature of these types of tariffs, as well as uncertainty around their implementation, could impact our ability to accurately estimate and effectively manage the impact on our medical expenses, which in turn could adversely affect our results of operations and financial position. For additional details, see “Risk Factors-Most Material Risks to Us-Failure to accurately estimate our incurred medical expenses or effectively manage our medical costs or related administrative costs could negatively affect our financial position, results of operations, and cash flows” in this Quarterly Report on Form 10-Q.

SEP Market Dynamics Developments and Trends

SEP or other market dynamics that drive enrollment and/or mix changes throughout the year may impact the per member levels of premiums, claims, and/or risk adjustment transfers. During the year ended December 31, 2024, the increase in our membership was due in part to an increase in member enrollments through SEP which impacted our MLR. Higher SEP growth in certain markets throughout 2024 may have contributed to the increase in our risk transfer payable for the year ended December 31, 2024 and the six months ended June 30, 2025.

Members

Our membership is measured as of a particular point in time. Membership may change due to the pricing of, and benefits offered under, our plans both relative to our competitors and considered on a stand-alone basis, our expansion into or exiting of certain markets, and may vary throughout the year due to disenrollments, SEP, and other market dynamics that are in effect such as Medicaid redeterminations, enhancements, reductions or eliminations of APTCs, other legislative or regulatory actions, such as recent CMS initiatives to improve the integrity in the ACA eligibility and enrollment process, pre-enrollment verification procedures required by OBBBA, or other factors that cause the overall market to grow or decline.

Risk Adjustment

The risk adjustment programs in the markets we serve are administered federally by CMS and are designed to mitigate the potential impact of adverse selection and provide stability for health insurers. Under this program, each plan is assigned a risk score based upon demographic information and current year claims information related to its members. The risk score is used to adjust plan revenue to reflect the relative risk of the plan's enrolled population. We reevaluate our risk adjustment transfer estimates as new information and market data becomes available, until we receive the final reporting from CMS in later periods, up to twelve months in arrears. In July 2025 the Company received third-party reports, based on claims data through April 2025, providing estimates of the market risk score (a measure of morbidity) for the states where we participate in the ACA. As a result of this new data, the Company significantly increased its estimate of the risk adjustment transfer as of June 30, 2025.

Our risk transfer estimates are subject to a high degree of estimation and variability, and are affected by the relative risk of our members, and in the case of ACA, that of other insurers. The data that we rely upon to calculate these estimates includes data received from independent third parties. In addition, the data may be incomplete, can vary considerably from period to period, requires considerable judgment in interpretation, lacks context, and provides limited insight. Moreover, our risk transfer estimates are subject to change due to factors outside of our control, such as changes in legislation, regulations, regulatory enforcement, enrollment in government health plans, inflation, market size, market morbidity, the actions of our competitors, and other uncertainties. There is a higher degree of uncertainty associated with estimates of risk adjustment transfers earlier in the policy year or, in the case of SEP driven enrollment, throughout the policy year, resulting from the fact that risk scores are based on lagged claim data. There is additional uncertainty for both markets and blocks of business that experience outsized growth, compounded by the lack of credible experience data on the newly enrolling population, including SEP driven enrollees and new members moving from one government program to another. Furthermore, there is also uncertainty associated with changes in other carriers operations, which may impact the ultimate degree of market-level risk. Actual risk adjustment calculations and transfers have in the past materially differed, and could materially differ in the future, from our assumptions.

Claims Incurred

Our medical expenses are impacted by unit costs and utilization, as well as seasonal effects on medical costs, such as the utilization of deductibles and out-of-pocket maximums over the course of the policy year, which shift more costs to us in the second half of the year as we pay a higher proportion of covered claims costs, and the number of days and holidays in a given period. Our medical and pharmacy costs can also exhibit seasonality depending on selection effects or changes in the risk profile of our membership and the proportion of our membership that is new in the calendar year. The emergence of medical and pharmacy claims is influenced by the aforementioned drivers, and further mix shifts may continue to alter claims incurred patterns in future periods.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the Company's significant accounting policies is included in “Note 2 - Summary of Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2024. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. As of June 30, 2025, there were no significant changes to our critical accounting estimates from what was reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

Components of our Results of Operations

Premium

Premium revenue includes direct policy premiums collected from our members and subsidies received from the federal government, net of risk adjustment transfers, and assumed policy premiums we earned as part of our reinsurance arrangement under our former Cigna+Oscar Small Group plan offering, and is net of ceded premium from XOL and run-off quota share reinsurance contracts accounted for under reinsurance accounting. The Company did not renew the Cigna+Oscar Small Group arrangement after the expiration of the initial term on December 31, 2024.

Investment Income

Investment income primarily includes investment income, interest earned, and gains (losses) on our investment portfolio.

Other Revenues

Other revenues include revenue earned as part of services performed via the +Oscar platform, revenue share from virtual credit card rebates, revenue earned through the three companies acquired in May 2025, and sublease revenue.

Medical

Medical expense primarily consists of both paid and unpaid medical expenses incurred to provide medical services and products to our members. Medical claims include fee-for-service claims, pharmacy benefits, capitation payments to providers, disputed provider claims, and various other medical-related costs. Under fee-for-service claims arrangements with providers, we retain the financial responsibility for medical care provided and incur costs based on actual utilization of hospital and physician services. Medical claims are recognized in the period healthcare services are provided. Unpaid medical expenses include claims reported and in the process of being settled, but that have not yet been paid, as well as healthcare costs incurred but not yet reported to us, which are collectively referred to as benefits payable or claim reserves. The development of the claim reserve estimate is based on actuarial methodologies that consider underlying claim payment patterns, medical cost inflation, historical developments, such as claim inventory levels and claim receipt patterns, and other relevant factors. The methods for making such estimates and for establishing the resulting liability are continuously reviewed and any adjustments are reflected in the period determined. Medical expense also reflects the net impact of our ceded reinsurance claims from XOL and run-off quota share reinsurance contracts accounted for under reinsurance accounting.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses primarily include distribution and servicing costs, premium taxes, exchange fees, other taxes and fees, employee-related expenses, costs of software and hardware, stock-based compensation, the impact of quota share reinsurance, and other administrative costs.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	2025	2024
Revenue
Premium	$2,803,444	$2,164,116	$5,799,265	$4,257,798
Investment income	54,004	49,994	100,116	92,983
Other revenues	6,497	5,231	10,827	10,865
Total revenue	2,863,945	2,219,341	5,910,208	4,361,646
Operating Expenses
Medical	2,552,973	1,708,722	4,812,624	3,263,496
Selling, general, and administrative	534,485	435,206	1,017,244	829,368
Depreciation and amortization	6,970	7,601	13,700	15,412
Total operating expenses	3,094,428	2,151,529	5,843,568	4,108,276
Earnings (loss) from operations	(230,483)	67,812	66,640	253,370
Interest expense	5,847	5,991	11,841	11,893
Other expenses (income)	(2,794)	872	124	2,050
Earnings (loss) before income taxes	(233,536)	60,949	54,675	239,427
Income tax expense (benefit)	(5,045)	4,637	7,660	5,633
Net income (loss)	(228,491)	56,312	47,015	233,794
Less: Net income (loss) attributable to noncontrolling interests	(130)	105	105	219
Net income (loss) attributable to Oscar Health, Inc.	$(228,361)	$56,207	$46,910	$233,575

Medical Loss Ratio (MLR)	91.1%	79.0%	83.0%	76.7%
SG&A Expense Ratio	18.7%	19.6%	17.2%	19.0%

Premium

Premium revenue increased $639.3 million or 30% for the three months ended June 30, 2025, compared to the same period in 2024, and increased $1,541.5 million, or 36%, for the six months ended June 30, 2025, compared to the same period in 2024. This increase was driven by higher membership, partially offset by an increase in the net risk adjustment transfer accrual. Membership increased by 0.4 million, or 28%, primarily driven by above market growth during the 2025 Open Enrollment period.

The following table summarizes the Company’s membership by offering:

	As of June 30,
Membership by Offering	2025	2024
Individual and Small Group	2,017,058	1,522,432
Cigna+Oscar (1)	10,090	58,293
Total Members (2)	2,027,148	1,580,725
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

Investment Income

Investment income increased $4.0 million or 8% for the three months ended June 30, 2025, compared to the same period in 2024, and increased $7.1 million, or 8%, for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to a larger asset base, partially offset by lower yield.

Medical Expenses and MLR

Medical expenses increased $844.3 million, or 49% for the three months ended June 30, 2025, compared to the same period in 2024, and increased $1,549.1 million, or 47%, for the six months ended June 30, 2025, compared to the same period in 2024. This increase was primarily due to increased membership and medical cost trend.
MLR increased for the three months and six months ended June 30, 2025, compared to the same periods in 2024, primarily driven by an increase in average market morbidity that resulted in an increase in the net risk adjustment transfer accrual.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	2025	2024
Medical	$2,552,973	$1,708,722	$4,812,624	$3,263,496
Less: Ceded quota share reinsurance claims(1)	—	(3,860)	—	(4,915)
Net claims before ceded quota share reinsurance (A)	$2,552,973	$1,712,582	$4,812,624	$3,268,411

Premium	$2,803,444	$2,164,116	$5,799,265	$4,257,798
Less: Ceded quota share reinsurance premiums (1)	—	(2,820)	—	(4,836)
Net premiums before ceded quota share reinsurance (B)	$2,803,444	$2,166,936	$5,799,265	$4,262,634
Medical Loss Ratio (A divided by B)	91.1%	79.0%	83.0%	76.7%
(1)Represents prior period development for claims and premiums, respectively, ceded to reinsurers pursuant to quota share treaties accounted for under reinsurance accounting, which are in runoff.

Selling, General, and Administrative Expenses and SG&A Expense Ratio

Selling, general, and administrative expenses increased $99.3 million or 23% for the three months ended June 30, 2025, compared to the same period in 2024, and increased $187.9 million, or 23%, for the six months ended June 30, 2025, compared to the same period in 2024. This increase was primarily driven by higher membership year over year.

The SG&A Expense Ratio decreased 90 basis points for the three months ended June 30, 2025 compared to the same period in 2024. The SG&A ratio decreased 180 basis points year over year for the six months ended June 30, 2025, compared to the same period in 2024. The improvement was primarily due to lower exchange fee rates and greater fixed cost leverage, partially offset by the impact of higher risk adjustment as a percentage of premium.

Income Tax Expense (Benefit)

Our effective tax rate for the three months ended June 30, 2025 and 2024 was approximately 2.2% and 7.6%, respectively, and 14.0% and 2.4% for the six months ended June 30, 2025 and 2024, respectively.

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

The majority of the assets held by the holding company are in the form of cash and cash equivalents and investments. As of June 30, 2025 and December 31, 2024, total cash and cash equivalents and investments held by the holding company were $205.1 million and $189.8 million, respectively, of which $12.9 million and $12.8 million was restricted as of June 30, 2025 and December 31, 2024, respectively.

The majority of the assets held by our health insurance subsidiaries are in the form of cash and cash equivalents and investments. As of June 30, 2025 and December 31, 2024, total cash and cash equivalents and investments held by our health insurance subsidiaries were $5,208.9 million and $3,808.0 million, respectively, of which $18.2 million and $18.0 million, respectively, was on deposit with regulators as required for statutory licensing purposes. These amounts are classified as restricted deposits on the balance sheet.

Our health insurance subsidiaries’ states of domicile have statutory minimum capital requirements that are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The combined statutory capital and surplus of our health insurance subsidiaries was estimated to be approximately $1.2 billion for June 30, 2025 and December 31, 2024, which was in compliance with and in excess of the minimum capital requirements for each period. The health insurance subsidiaries historically have required capital contributions from Parent to maintain minimum levels. The health insurance subsidiaries in aggregate exceeded the minimum statutory RBC requirement by $734 million as of December 31, 2024 and are estimated to have approximately $579 million of excess capital as of June 30, 2025. The health insurance subsidiaries may be subject to additional capital and surplus requirements in the future, as a result of factors such as increasing membership and medical costs or changes in risk adjustment transfer estimates, which may require us to incur additional indebtedness, sell capital stock, or access other sources of funding in order to fund such requirements. During periods of increased volatility, adverse securities and credit markets, including those due to rising interest rates, may exert downward pressure on the availability of liquidity and credit capacity for certain issuers, and any such funding may not be available on favorable terms, or at all.

As certain of our health insurance subsidiaries have become profitable and to the extent their levels of statutory capital and surplus exceed minimum regulatory requirements, we may make periodic requests for dividends and distributions from our subsidiaries to fund our operations or seek to enter into transactions or structures that enable us to efficiently deploy this excess capital, which may or may not require approval by our regulators. During the six months ended June 30, 2025 and June 30, 2024, our health insurance subsidiaries made loan repayments of $10.0 million and $18.0 million to Parent, respectively.

During the six months ended June 30, 2025 and June 30, 2024, respectively, Parent made $19.3 million and $28.0 million of capital contributions to the health insurance subsidiaries. Our health insurance subsidiaries also utilize quota share reinsurance arrangements to reduce our minimum capital and surplus requirements, which are designed to enable us to efficiently deploy capital to fund our growth. We estimate that had we not had any quota share reinsurance arrangements in place, the health insurance subsidiaries would have been required to hold approximately $655.0 million and $553.8 million of additional capital as of June 30, 2025 and December 31, 2024, respectively, which the Parent would have been required to fund to the extent the applicable insurance subsidiary did not have excess capital to cover the requirement.

Short-Term Cash Requirements

The Company’s cash requirements within the next twelve months include benefits payable, risk adjustment transfer payables, current lease liabilities, interest payable on debt, other current liabilities and purchase commitments and other obligations. We expect the cash required to meet these obligations to be primarily funded by cash available for general corporate use, cash flows from current operations, and/or the realization of current assets, such as accounts receivable. Based on our current forecast, we believe the Company's cash, cash equivalents, and investments, not including restricted cash, will be sufficient to fund our operating requirements for at least the next twelve months.

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

Convertible Senior Notes

On February 3, 2022, we issued $305.0 million in aggregate principal amount of convertible senior notes due 2031 (the “2031 Notes”) in a private placement to funds affiliated with or advised by Dragoneer Investment Group, LLC, Thrive Capital, LionTree Investment Management, LLC, and Tenere Capital LLC (the “Initial Purchasers”). In connection with the sale and issuance of the 2031 Notes, on January 27, 2022, we entered into an investment agreement with the Initial Purchasers (the “Investment Agreement”) and on February 3, 2022, we entered into an indenture with U.S. Bank, as Trustee (the “Indenture”). The 2031 Notes bear interest at a rate of 7.25% per annum, payable in cash, semi-annually in arrears on June 30 and December 31 of each year, commencing on June 30, 2022. The 2031 Notes will mature on December 31, 2031, subject to earlier repurchase, redemption, or conversion.

The holders of the 2031 Notes may require us to repurchase the 2031 Notes for cash, upon a fundamental change (as defined in the Indenture) or on June 30, 2027 and each anniversary thereof until June 30, 2030. In addition, we may redeem the 2031 Notes on or after December 31, 2026 if certain Class A common stock sales price and other conditions are satisfied.

The 2031 Notes may be converted at the election of the holders under certain circumstances, including if we call the 2031 Notes for redemption or upon satisfaction of a Class A common stock sale price condition. During the quarterly period ended June 30, 2025, the Class A common stock sale price condition was satisfied. As a result, the 2031 Notes are convertible during the third quarter of 2025 at the option of the holder. As of the date of this Quarterly Report on Form 10-Q, the 2031 Notes have not been converted. Upon conversion, the 2031 Notes will be settled, at the Company’s election, in shares of Class A common stock, cash, or a combination of cash and shares of Class A common stock, unless an Initial Purchaser of the 2031 Notes elects to receive the consideration due upon conversion solely in shares of Class A common stock pursuant to the terms of the Investment Agreement.

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

The Revolving Credit Facility is available for the Company to borrow under until December 28, 2025, provided the Company is in compliance with the restrictive and financial covenants contained therein, including financial covenants to maintain minimum thresholds related to direct policy premiums, Consolidated Adjusted EBITDA (as defined in the Revolving Credit Facility), and liquidity, as well as a maximum medical loss ratio. As of June 30, 2025, there were no outstanding borrowings under the Revolving Credit Facility.

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

Investments

We generally invest our cash in U.S. Treasury instruments, federal and state agency securities, investment grade corporate bonds, and asset backed securities to improve our overall investment return. These investments are purchased pursuant to board-approved investment policies that reflect our obligations under our credit agreement and conform to applicable state laws and regulations.

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

Net investment income on a consolidated basis was $54.0 million and $50.0 million for the three months ended June 30, 2025, and 2024, respectively, and $100.1 million and $93.0 million for the six months ended June 30, 2025 and 2024, respectively. Net investment income for our health insurance subsidiaries was $51.7 million and $47.2 million for the three months ended June 30, 2025 and June 30, 2024, respectively, and $96.1 million and $87.5 million for the six months ended June 30, 2025, and June 30, 2024, respectively.

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

Our primary operating cash flow sources are premiums and investment income. Our primary operating cash flow uses are payments for claims, risk adjustment transfers, and operating expenses, including interest expense. For the six months ended June 30, 2025, net cash provided by operating activities was $1,387.6 million as compared with $1,131.5 million provided by operating activities for the same period in 2024. The increase was primarily due to higher premium received and reinsurance recoverables, partially offset by higher claim disbursements and increased premium tax payments.

Cash flows from investing activities primarily include the purchase and disposition of financial instruments. For the six months ended June 30, 2025, net cash used in investing activities was $342.4 million as compared to net cash used in investing activities of $778.2 million for the same period in 2024. The change was primarily due to a reduction in the purchases of securities, partially offset by a lower level of maturing investment.

Cash flows from financing activities may include proceeds from the issuance of debt securities, proceeds from stock option exercises, and tax payments related to the net settlement of share-based awards. For the six months ended June 30, 2025, net cash provided by financing activities was $27.0 million as compared to $46.0 million for the same period in 2024. The decrease was primarily due to a reduction in proceeds from stock option exercises.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the fair value of our investment portfolio, which consists of U.S. Treasury and agency securities, corporate notes, and certificates of deposit. Our primary market risk exposure is driven by changes to Federal fund effective rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. Assuming a hypothetical and immediate 1% increase in interest rates at June 30, 2025, the fair value of our investments would decrease by approximately $47.1 million. Any declines in interest rates over time would reduce our investment income.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
•we are unable to gain access to quality providers;
•we are unable to develop or maintain competitive provider networks, or maintain adequate networks that comply with regulatory requirements and standards;
•insurance brokers that we rely on to build our member base are unable to market our insurance products effectively;
•we fail to attract brokers to sell our insurance products or lose important broker relationships to our competitors or otherwise, including in circumstances where we require brokers to use different enrollment services vendors;
•the enhanced advanced premium tax credits “APTCs” under the American Rescue Plan Act “ARPA” are not renewed after 2025, or are otherwise eliminated or reduced, or other APTCs or subsidies under the ACA are eliminated or reduced;
•regulatory or legislative actions to improve the integrity in the ACA eligibility and enrollment process, including periodic data matching operations and rules that make it more difficult for members to enroll in new plans, switch from one plan to another, or obtain APTCs, such as the CMS Program Integrity Rule and the OBBBA;
•we increase pricing as a result of changes or developments in the Health Insurance Marketplaces, including as a result of increased morbidity in the market;
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
•initiatives designed to improve member and provider experience, including the use of AI technologies or other new technologies, are unsuccessful or discontinued, whether as a result of actions by us, our competitors, regulators, or other third parties;

•as a result of changes in law or otherwise, our competitors participate in the individual market to a greater extent than they have previously;
•there is an initiation of a new Special Enrollment Period (“SEP”), termination of an existing SEP, or other unexpected healthcare market developments, including in response to legislative, regulatory or political developments and executive orders;
•our digital platform experiences technical or other problems or disruptions that frustrate the experience of members or providers or other third-party partners;
•we or our partners or other third parties with whom we collaborate sustain a cyber-attack or suffer privacy or data security breaches;
•we experience unfavorable shifts in perception of our digital platform or other member service channels;
•we suffer reputational harm to our brand resulting from negative publicity, whether accurate or inaccurate;
•our strategic partners terminate or fail to renew our current contracts or we fail to enter into contracts with new strategic partners; or
•our efforts to partner with ICHRA platforms to transition small, mid-sized and large employers to the individual market where their employees can choose an Oscar product are not successful, or take significantly more time than expected to be successful.

For example, CMS is increasingly focused on improving integrity in the Health Insurance Marketplace eligibility and enrollment process, and we expect this focus to continue. During the second half of 2024, CMS enacted new measures to respond to increases in unauthorized changes in consumer enrollments by agents and brokers and to reduce consumer burdens related to unauthorized enrollments, and these measures may make it more difficult for members to enroll in new plans or switch from one plan to another. In addition, on June 25, 2025, CMS issued a Program Integrity Rule which creates structured eligibility verification processes, shortens the annual open enrollment period, requires APTC eligibility reconciliation against income tax returns, and pauses the SEP for individuals making <150% Federal Poverty Level (“FPL”). For instance, starting in 2026 with respect to policy year 2027, the rule changes the annual open enrollment period (“OEP”) for all individual market coverage to run from November 1 through December 15 preceding the coverage year, instead of through January 15 of the coverage year. Although we expect a shortened OEP to result in a reduction in the number of enrolled individuals in the Health Insurance Marketplace, we are unable to predict with certainty the magnitude of the impact to the overall Health Insurance Marketplace or to our future membership. In addition, the rule creates stricter income eligibility verification processes commencing August 25, 2025, with most sunsetting at the end of 2026, including annual income data matching issues (“DMIs”) when applicants attest to income above 100 percent of the FPL, but trusted data sources show income below 100 percent of the FPL. Furthermore, the rule removes an automatic 60-day extension for applicants to provide documentation to verify household income when there is an income inconsistency, and requires applicants to annually reconcile received APTCs against allowable amounts as determined by their tax returns. While we expect these stricter income eligibility verification processes and other restrictions to result in a number of individuals in states where we operate to no longer qualify for APTCs and therefore reduce the number of enrolled individuals in the Health Insurance Marketplace, we are unable to predict with certainty the magnitude of the impact to the overall Health Insurance Marketplace or to our future membership.

The OBBBA enacted several provisions that may impact the number of Health Insurance Marketplace enrollees and, by extension, the size of our member population. These include ending the APTCs for individuals who enroll in plans via the SEP with income below 150% of the FPL, prohibiting automatic re-enrollment for tax year 2028, and eliminating APTC eligibility for some formerly covered individuals (such as refugees and other immigrant populations). While we expect these provisions to result in a reduction in the number of enrolled individuals in the Health Insurance Marketplace, we cannot predict with certainty the magnitude of the impact on our membership or our business.

The Program Integrity Rules, as well as the OBBBA, could have a material impact on the Health Insurance Marketplace and could also have a material impact on our business, revenue, operating results, and financial condition.

CMS recently announced the resumption of periodic data matching operations at least twice per calendar year to decrease the number of people simultaneously enrolled in Medicaid/Children's Health Insurance Program “CHIP” and a subsidized ACA health plan. These initiatives include sharing lists of dually-enrolled individuals with states and state-based exchanges, and for those dually enrolled in Medicaid/CHIP and a federally-facilitated exchange plan, directly notifying them so they can rectify their enrollment status. These provisions may result in a reduction in the number of enrolled individuals in the Health Insurance Marketplace, but we cannot predict with certainty the magnitude of the impact on our membership, overall market morbidity, or our business.

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

Numerous factors impact our ability to accurately estimate and control our medical expenses, including if the underlying data used as the basis for our estimates is incomplete or doesn’t correctly represent the health of our members. Furthermore, many of these factors are not within our control, including, but not limited to:
•changes in healthcare regulations and practices, including subregulatory guidance, regulations, or statutes that govern individual plans, or the Health Insurance Marketplaces;
•the impact on the morbidity of our members or the broader market member population from ongoing regulatory actions to improve the integrity in the ACA eligibility and enrollment process (including the Program Integrity Rules and the OBBBA), the potential elimination of enhanced APTCs, and Medicaid redeterminations;
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
•the impact on the morbidity of our members or the broader market member population from any shrinkage in the Health Insurance Marketplace that results from price increases by us or our competitors;
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
•lack of credible data in new regions or with respect to new plan offerings or newly enrolling member populations;
•changes in the utilization of prescription drugs, medical services or other covered items or services, including changes in member utilization patterns ahead of potential lapses in coverage due to regulatory change;
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

The Consolidated Appropriations Act of 2023 delinked Medicaid redeterminations from the end of the PHE for COVID-19, and Medicaid redeterminations were required to begin by April 1, 2023. Although redeterminations were expected to conclude by June 2024, CMS directed certain states to temporarily pause procedural terminations while they addressed issues in the renewal process that led to increased procedural disenrollments. CMS also announced an SEP that began March 31, 2023 and ended November 30, 2024 to facilitate enrollment in the ACA by individuals who lost Medicaid coverage under the redetermination process. Data from CMS on Medicaid redeterminations showed significant increases in ACA plan enrollments among consumers in 2023 and 2024 who lost Medicaid or CHIP coverage. While CMS announced in 2024 that all unwinding-related renewals for beneficiaries enrolled in Medicaid or CHIP must be completed no later than December 31, 2025, our understanding is that the majority of states had substantially completed their unwinding processes in 2024. We anticipate that any future impact on our membership in connection with ACA enrollments due to the unwinding of the Medicaid continuous enrollment condition will not be as significant as the membership growth we experienced in plan year 2024. We also believe that members who have enrolled in the ACA through the Medicaid redetermination process are higher utilizers of care and have increased the overall morbidity of the Health Insurance Marketplace. However, we cannot predict ACA plan enrollment patterns and the potential impact of recent and future enrollments on market morbidity, and the related impact on our underwriting margin, risk adjustment payables and MLR is therefore uncertain.

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

We also incur substantial administrative costs, particularly distribution costs, the costs of scaling and improving our operations, and the costs of hiring and retaining personnel. External factors, including general economic conditions such as inflation and unemployment levels and federal and state legislative and regulatory actions, are generally beyond our control and could further reduce our ability to accurately estimate and effectively control our administrative expenses, including the cost of our third-party vendors. Furthermore, regulatory changes or developments may require us to change our existing practices with respect to broker commissions and could potentially result in a substantial increase in related costs or limit our ability to manage those costs in the future. Any such increase in costs could cause our actual results to differ, potentially materially, from our prior expectations. As a result of our market expansion, expansion of our plan offerings and growth of our membership, our anticipated medical expenses and administrative costs are subject to additional uncertainty.

From time to time in the past, our actual results have varied from those expected, particularly in times of significant changes in the number of our members or when we commence or exit operations in a new state or region, and we may experience similar variance in the future. If it is determined that our estimates are significantly different from actual results, our results of operations and financial position could be adversely affected.

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

As a result of the variability in the mechanics of the program itself, or of certain factors that go into the development of the risk transfers we recognize, such as risk scores, and other market-level factors where applicable, the actual amount of revenue could be materially more or less than our estimates. The data that we rely upon to calculate these estimates includes data received from independent third parties. In addition, the data may be incomplete, can vary considerably from period to period, requires considerable judgment in interpretation, lacks context and provides limited insight. Moreover, our estimates are subject to change due to factors outside of our control, such as changes in legislation, regulations, regulatory enforcement, enrollment in government health plans, inflation, market size, market morbidity, the actions of our competitors, and other uncertainties. Consequently, our estimates of our health plans’ risk scores for any period, our estimates of the risk scores for the markets in which we participate, and any resulting change in our accrual of risk adjustment transfers related thereto, has had a negative impact in the past and could in the future have a material adverse effect on our results of operations, financial condition, and cash flows. For example, as a result of third-party reports received in July 2025 that showed that average ACA marketplace risk scores have increased substantially in 2025 based on claims data through April 2025, we materially adjusted our risk adjustment transfer estimates for 2025. Furthermore, a significant change in our risk adjustment transfer estimates could require us to contribute additional capital to our insurance subsidiaries to meet statutory capital requirements. We may not be able to fund the increased capital contribution requirements with our available cash resources on a timely basis, or at all and may need to incur indebtedness or issue additional capital stock. In the event we need access to capital for such purposes, our ability to obtain such capital may be limited and may come at significant cost and could require us to raise capital during periods where additional capital is not available on favorable terms, or at all.

The data provided to CMS to determine our risk scores are subject to audit by CMS for several years after the annual settlements occur. Accordingly, we may continue to be subject to audits related to the Medicare Advantage plans that we historically offered. If the risk adjustment data we submit are found to incorrectly overstate the health risk of our members, we may be required to refund funds previously received by us and/or be subject to penalties or sanctions, including potential liability under the FCA, which could be significant and would reduce our revenue in the year that repayment or settlement is required. Further, if the data we provide to CMS incorrectly understates the health risk of our members, we might be underpaid for the care that we must provide to our members, which could have a negative impact on our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) During the three months ended June 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

OSCAR HEALTH, INC.

Date: August 7, 2025	By:	/s/ Mark T. Bertolini
Mark T. Bertolini
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2025	By:	/s/ R. Scott Blackley
R. Scott Blackley
Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2025	By:	/s/ Victoria Baltrus
Victoria Baltrus
Chief Accounting Officer
(Principal Accounting Officer)