Form 10-Q
period 2025-09-30
Oscar Health, Inc.
filed 2025-11-06
CIK 1568651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________
Commission File Number: 001-40154
____________________________________________________________
Oscar Health, Inc.
(Exact name of registrant as specified in its charter)
____________________________________________________________

Delaware			46-1315570
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

75 Varick Street, 5th Floor,	New York,	NY	10013
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (646) 403-3677
Former name, former address and former fiscal year, if changed since last report: N/A
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.00001 par value per share	OSCR	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of October 31, 2025 (in thousands)
Class A Common Stock, par value $0.00001 per share	229,010
Class B Common Stock, par value $0.00001 per share	35,674

Oscar Health, Inc.

This Quarterly Report on Form 10-Q for the period ended September 30, 2025 (“Quarterly Report on Form 10-Q”) contains the following defined terms, unless context otherwise requires: (i) “Oscar,” “the Company,” “we,” “our,” “us” or like terms refer to Oscar Health, Inc. and its subsidiaries, (ii) “Thrive Capital” refers to Thrive Capital Management, LLC, a Delaware limited liability company, and the investment funds affiliated with or advised by Thrive Capital Management, LLC and (iii) “Thrive General Partners” refers to Thrive Partners II GP, LLC, Thrive Partners III GP, LLC, Thrive Partners V GP, LLC, Thrive Partners VI GP, LLC, Thrive Partners VII GP, LLC, and Thrive Partners VII Growth GP, LLC, each of which is a general partner of a Thrive Capital-affiliated fund.

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
•Evolving federal or state laws or regulations (including any changes in the interpretation or enforcement of existing laws and regulations), including changes with respect to the Patient Protection and Affordable Care Act (“ACA”) and any regulations enacted thereunder, the potential renewal or non-renewal of the enhanced Advanced Premium Tax Credits (“APTCs”), the implementation of new program integrity rules or other government actions, such as the imposition of tariffs;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Revenue
Premium	$2,923,968	$2,368,257	$8,723,233	$6,626,055
Investment income	53,215	50,326	153,331	143,309
Other revenues	8,801	4,899	19,628	15,764
Total revenue	2,985,984	2,423,482	8,896,192	6,785,128
Operating Expenses
Medical	2,586,330	2,003,979	7,398,954	5,267,475
Selling, general, and administrative	521,592	460,377	1,538,836	1,289,745
Depreciation and amortization	7,312	7,500	21,012	22,912
Total operating expenses	3,115,234	2,471,856	8,958,802	6,580,132
Earnings (loss) from operations	(129,250)	(48,374)	(62,610)	204,996
Interest expense	6,857	5,815	18,698	17,708
Other expenses (income)	3,184	(1,877)	3,308	173
Earnings (loss) before income taxes	(139,291)	(52,312)	(84,616)	187,115
Income tax expense (benefit)	(1,807)	2,076	5,853	7,709
Net income (loss)	(137,484)	(54,388)	(90,469)	179,406
Less: Net income (loss) attributable to noncontrolling interests	(34)	208	71	427
Net income (loss) attributable to Oscar Health, Inc.	$(137,450)	$(54,596)	$(90,540)	$178,979

Earnings (Loss) per Share
Basic	$(0.53)	$(0.22)	$(0.35)	$0.75
Diluted	$(0.53)	$(0.22)	$(0.35)	$0.65
Weighted Average Common Shares Outstanding
Basic	259,273	243,106	255,419	237,759
Diluted	259,273	243,106	255,419	301,459

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income (loss)	$(137,484)	$(54,388)	$(90,469)	$179,406
Other comprehensive income (loss), net of tax:
Net unrealized gains on securities available for sale	2,666	28,676	18,213	24,742
Comprehensive income (loss)	(134,818)	(25,712)	(72,256)	204,148
Comprehensive income (loss) attributable to noncontrolling interests	(34)	208	71	427
Comprehensive income (loss) attributable to Oscar Health, Inc.	$(134,784)	$(25,920)	$(72,327)	$203,721

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except per share amounts)	September 30, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$2,148,865	$1,527,186
Short-term investments	887,591	624,461
Premiums and accounts receivable (net of allowance for credit losses of $7,280 and $31,300)	445,499	315,891
Risk adjustment transfer receivable	92,581	64,779
Reinsurance recoverable	159,391	291,537
Other current assets	28,588	21,320
Total current assets	3,762,515	2,845,174
Property, equipment, and capitalized software, net	83,421	66,793
Long-term investments	1,751,376	1,815,254
Restricted deposits	27,918	30,878
Other assets	120,647	82,397
Total assets	$5,745,877	$4,840,496

Liabilities and Stockholders' Equity
Current Liabilities:
Benefits payable	$1,564,395	$1,356,730
Risk adjustment transfer payable	1,771,305	1,558,341
Unearned premiums	77,117	74,389
Accounts payable and other liabilities	556,729	432,428
Reinsurance payable	7,276	41,346
Total current liabilities	3,976,822	3,463,234
Long-term debt	686,294	299,555
Other liabilities	55,765	61,282
Total liabilities	4,718,881	3,824,071
Commitments and contingencies (Note 12)
Stockholders' Equity
Class A common stock ($0.00001 par value; 825,000 thousand shares authorized, 225,776 thousand and 214,974 thousand shares outstanding as of September 30, 2025 and December 31, 2024, respectively)	2	2
Class B common stock ($0.00001 par value; 82,500 thousand shares authorized, 35,674 thousand shares outstanding as of September 30, 2025 and 35,514 thousand shares outstanding as of December 31, 2024)	—	—
Treasury stock (315 thousand shares as of September 30, 2025 and December 31, 2024)	(2,923)	(2,923)
Additional paid-in capital	3,952,445	3,869,617
Accumulated deficit	(2,941,823)	(2,851,283)
Accumulated other comprehensive income (loss)	16,386	(1,827)
Total Oscar Health, Inc. stockholders' equity	1,024,087	1,013,586
Noncontrolling interests	2,909	2,839
Total stockholders' equity	1,026,996	1,016,425
Total liabilities and stockholders' equity	$5,745,877	$4,840,496

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Common stock, Class A shares
Balance, beginning of period	222,912	206,153	214,974	193,875
Issuance of common stock from equity incentive plans	2,968	5,549	11,069	17,827
Shares withheld for net settlement of share-based awards	(104)	—	(267)	—
Balance, end of period	225,776	211,702	225,776	211,702
Common stock, Class B shares
Balance, beginning of period	35,514	35,514	35,514	35,514
Issuance of common stock from equity incentive plans	160	—	160	—
Balance, end of period	35,674	35,514	35,674	35,514
Common stock, Class A
Balance, beginning of period	$2	$2	$2	$2
Balance, end of period	2	2	2	2
Common stock, Class B
Balance, beginning of period	—	—	—	—
Balance, end of period	—	—	—	—
Treasury stock
Balance, beginning of period	(2,923)	(2,923)	(2,923)	(2,923)
Balance, end of period	(2,923)	(2,923)	(2,923)	(2,923)
Additional paid-in capital
Balance, beginning of period	3,951,980	3,786,885	3,869,617	3,682,294
Stock-based compensation expense	23,754	31,924	79,111	90,504
Issuance of common stock from equity incentive plans	12,897	18,560	42,192	64,571
Purchase of capped calls related to convertible senior subordinated notes	(34,440)	—	(34,440)	—
Net settlement for taxes related to share-based awards	(1,746)	—	(4,035)	—
Balance, end of period	3,952,445	3,837,369	3,952,445	3,837,369
Accumulated deficit
Balance, beginning of period	(2,804,373)	(2,643,140)	(2,851,283)	(2,876,715)
Net income (loss)	(137,450)	(54,596)	(90,540)	178,979
Balance, end of period	(2,941,823)	(2,697,736)	(2,941,823)	(2,697,736)
Accumulated other comprehensive income (loss)
Balance, beginning of period	13,720	(2,625)	(1,827)	1,309
Unrealized gains (loss) on investments, net	2,666	28,676	18,213	24,742
Balance, end of period	16,386	26,051	16,386	26,051
Noncontrolling interests
Balance, beginning of period	2,943	2,369	2,838	2,150
Net income (loss) attributable to noncontrolling interests	(34)	208	71	427
Balance, end of period	2,909	2,577	2,909	2,577
Total stockholders' equity	$1,026,996	$1,165,340	$1,026,996	$1,165,340

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$(90,469)	$179,406
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred taxes	(175)	(68)
Net realized gain on sale of financial instruments	(1,302)	2
Depreciation and amortization expense	21,012	22,912
Amortization of debt issuance costs	774	583
Stock-based compensation expense	69,569	83,969
Net accretion of investments	(23,066)	(18,956)
Change in provision for credit losses	(24,020)	(1,500)
Changes in assets and liabilities:
(Increase) / decrease in:
Premiums and accounts receivable	(104,840)	(97,867)
Risk adjustment transfer receivable	(27,802)	(11,587)
Reinsurance recoverable	132,146	(32,123)
Other assets	(29,759)	(15,127)
Increase / (decrease) in:
Benefits payable	207,665	390,740
Unearned premiums	2,727	211
Premium deficiency reserve	—	(4,332)
Accounts payable and other liabilities	111,598	118,079
Reinsurance payable	(34,071)	(9,907)
Risk adjustment transfer payable	212,964	26,938
Net cash provided by operating activities	422,951	631,373
Cash Flows from Investing Activities:
Purchase of investments	(780,673)	(2,023,049)
Sale of investments	134,231	21,188
Maturity and paydowns of investments	478,173	663,011
Purchase of property, equipment and capitalized software	(27,310)	(21,078)
Change in restricted deposits	3,225	3,942
Net cash used in investing activities	(192,354)	(1,355,986)
Cash Flows from Financing Activities:
Proceeds from long-term debt	410,000	—
Payments of debt issuance costs	(22,677)	—
Purchase of capped calls related to convertible senior subordinated notes	(34,440)	—
Tax payments related to net settlement of share-based awards	(4,035)	—
Proceeds from exercise of stock options	42,192	64,571
Net cash provided by financing activities	391,040	64,571
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	621,637	(660,042)
Cash, cash equivalents, restricted cash and cash equivalents—beginning of period	1,551,118	1,891,971
Cash, cash equivalents, restricted cash and cash equivalents—end of period	2,172,755	1,231,929
Cash and cash equivalents	2,148,865	1,206,145
Restricted cash and cash equivalents included in restricted deposits	23,890	25,784
Total cash, cash equivalents and restricted cash and cash equivalents	$2,172,755	$1,231,929
Supplemental Disclosures:
Interest payments	$11,515	$22,480
Income tax payments	$17,497	$636

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

Oscar operates as one reportable segment to sell insurance to individuals, families, and employees through the federal and state-run healthcare exchanges formed in conjunction with the Patient Protection and Affordable Care Act (“ACA”) and leverages its technology platform to provide services via its +Oscar offering. In May 2025, the Company purchased 100% of the equity interests in three businesses operating in the individual market: INSXCloud, Inc. (an approved enhanced direct enrollment platform), IHC Specialty Benefits, Inc. (an insurance agency that sells individual medical and supplemental health products), and Healthinsurance.org, LLC (an online resource providing educational content for consumers navigating health insurance and the ACA marketplace). The Company determined that the Chief Executive Officer is the chief operating decision maker (“CODM”) who regularly reviews financial information and other key performance indicators on a consolidated basis, for the purposes of allocating resources and evaluating financial performance. Factors used in determining the reportable segment include the nature of operating activities, the Company’s organizational and reporting structure, and the type of information presented to the Company’s CODM to allocate resources and evaluate financial performance.

The Company’s member-first philosophy and innovative approach to care has earned the trust of approximately 2.1 million effectuated members (“members”), as of September 30, 2025. Effectuated members are those who are actively enrolled in one of the Company’s plans and whose required premium payments have either been made or are within the payment grace period.

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

During the second quarter of 2025, management identified an understatement of Selling, general, and administrative (“SG&A”) expenses related to the 2023-2024 periods. In accordance with Staff Accounting Bulletin ("SAB") No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements with Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the error and determined that the out of period adjustment was not material to the consolidated financial statements for the current interim period or to any previously reported annual or interim periods. Accordingly, the Company recorded a $14.9 million adjustment in the second quarter of 2025 within SG&A expenses related to prior periods. Certain monetary amounts, percentages, and other figures included in this Quarterly Report on Form 10-Q have been subject to rounding adjustments. Percentage amounts included in this Quarterly Report on Form 10-Q have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Quarterly Report on Form 10-Q may vary from those obtained by performing the same calculations using the figures in the Company's Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. Certain other amounts that appear in this Quarterly Report on Form 10-Q may not sum due to rounding.

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

Accounting Pronouncements - Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of income tax disclosures by requiring greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid and other amendments to improve the effectiveness of income tax disclosures. This guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 applies on a prospective basis; however, retrospective application in all prior periods presented is permitted. The Company plans to apply the disclosure requirements on a retrospective basis upon adoption. While the standard will require additional disclosures related to the Company’s income taxes for 2025 and prior periods included in our consolidated financial statement disclosures, the standard is not expected to have any material impact on the Company’s consolidated operating results, financial condition, or cash flows.

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

In September 2025, the FASB issued Accounting Standards Update No. 2025-06 (“ASU 2025-06”), Intangibles–Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the recognition and disclosure framework for internal-use software costs, removing all references to “development stages” and introducing a more judgement-based approach. This guidance is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. This ASU is applicable to the Company’s fiscal year beginning January 1, 2028, with early application permitted. The transition method may be prospective, modified, or retrospective. The Company is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements and disclosures.

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

During periods of net income, diluted EPS is computed by adjusting Net income attributable to Oscar Health, Inc. for any interest charges, net of tax, related to the Company’s convertible notes, as well as for the changes in the fair value of the bifurcated conversion option to the extent these instruments are dilutive. This adjusted net income is then divided by the sum of the basic weighted-average shares of common stock outstanding and any dilutive potential common stock outstanding during the period, using the treasury stock method and the if-converted method for convertible senior notes, as described in “Note 8 - Debt.” Potential common stock includes the effect of outstanding dilutive stock options, restricted stock units, and performance-based restricted stock units. The computations for basic and diluted EPS are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to Oscar Health, Inc. - basic	$(137,450)	$(54,596)	$(90,540)	$178,979
Effect of convertible senior notes	—	—	—	17,459
Net income (loss) available to Oscar Health, Inc. common shareholders - diluted	$(137,450)	$(54,596)	$(90,540)	$196,438

Denominator:
Weighted average shares of common stock outstanding - basic	259,273	243,106	255,419	237,759
Common stock equivalents	—	—	—	27,048
Effect of convertible senior notes	—	—	—	36,652
Weighted average shares of common stock outstanding - diluted	259,273	243,106	255,419	301,459

Earnings (Loss) per Share
Basic	$(0.53)	$(0.22)	$(0.35)	$0.75
Diluted	$(0.53)	$(0.22)	$(0.35)	$0.65

The following potential common shares were excluded from the computation of diluted EPS because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Stock options to purchase common stock	13,926	18,698	13,926	1,291
Restricted stock units	8,489	16,040	8,489	369
Performance-based restricted stock units	7,453	7,453	7,453	—
Shares underlying convertible notes (Note 8)	53,173	36,653	53,173	—
Total	83,041	78,844	83,041	1,660

The Company entered into capped call transactions in connection with the 2030 Notes (as defined in “Note 8 - Debt”). The effect of the capped call transactions was excluded from the calculation of diluted earnings per share as the effect of the capped calls would have been anti-dilutive. The capped calls are generally expected to reduce the potential dilution to the Company’s common stock upon any conversion of the relevant series of the Notes (See “Note 8 - Debt” for further details).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Direct policy premiums	$3,646,308	$2,687,883	$10,478,743	$7,542,098
Assumed premiums	8,246	55,062	46,302	173,134
Risk adjustment transfers	(727,538)	(374,828)	(1,793,532)	(1,077,121)
Reinsurance premiums ceded	(3,048)	140	(8,280)	(12,056)
Premium	$2,923,968	$2,368,257	$8,723,233	$6,626,055

The direct policy premiums received from the Centers for Medicare & Medicaid Services (“CMS”) for the three and nine months ended September 30, 2025 were $3,391.9 million and $9,779.0 million, respectively. For the three and nine months ended September 30, 2024, direct policy premiums received from CMS were $2,488.4 million and $6,952.3 million, respectively.

Other Revenues

Other revenues include revenue earned through brokerage, enhanced direct enrollment platform, and market education services, fees for services performed via the +Oscar platform, revenue sharing from virtual credit card rebates, and sublease income. Other revenue is recognized in the period the contractual performance obligations are satisfied and measured in an amount that reflects the consideration the Company expects to be entitled to in exchange for performing the services. The timing of the Company's revenue recognition may differ from the timing of payment by customers. A receivable is recorded to Premiums and accounts receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, deferred revenue is recorded to Accounts payable and other liabilities when payment is received before the performance obligations are satisfied.

4.    INVESTMENTS

Net investment income was attributable to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Fixed maturity securities	$30,014	$22,996	$87,495	$54,414
Cash equivalents	23,109	25,986	65,321	84,659
Other (1)	231	1,555	1,262	4,783
Investment income	53,354	50,537	154,078	143,856
Investment expense	(139)	(211)	(747)	(547)
Net investment income	$53,215	$50,326	$153,331	$143,309
(1) Represents the net interest earned on funds withheld.

As of September 30, 2025 and December 31, 2024, the Company recorded accrued investment income of $23.4 million and $19.8 million, respectively.

The following tables provide summaries of the Company's carrying amounts and fair values of available-for-sale securities by major security type as of September 30, 2025 and December 31, 2024:

	September 30, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury and agency securities	$2,006,714	$15,267	$(1,240)	$2,020,741
Corporate notes	577,930	2,928	(120)	580,738
Asset-backed securities	34,920	159	—	35,079
Other (1)	2,409	—	—	2,409
Total	$2,621,973	$18,354	$(1,360)	$2,638,967
(1) Includes equity securities without a readily determinable market value.

	December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury and agency securities	$1,946,759	$6,631	$(9,028)	$1,944,362
Corporate notes	463,261	1,346	(799)	463,808
Certificates of deposit	29,136	—	—	29,136
Other (1)	2,409	—	—	2,409
Total	$2,441,565	$7,977	$(9,827)	$2,439,715
(1) Includes equity securities without a readily determinable market value.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity securities in a gross unrealized loss position, by the length of time in which the securities have continuously been in that position, as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Less than 12 Months			12 Months or Longer
(in thousands, except no. of securities)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. treasury and agency securities	45	$162,119	$(241)	60	$300,258	$(999)
Corporate notes	62	74,645	(64)	23	44,166	(56)
Total	107	$236,764	$(305)	83	$344,424	$(1,055)

	December 31, 2024
	Less than 12 Months			12 Months or Longer
(in thousands, except no. of securities)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. treasury and agency securities	191	$730,938	$(9,003)	6	$47,748	$(25)
Corporate notes	110	146,349	(799)	—	—	—
Total	301	$877,287	$(9,802)	6	$47,748	$(25)

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

The amortized cost and fair value of the Company's fixed maturity securities as of September 30, 2025 and December 31, 2024 by contractual maturity are shown below. Actual maturities of these securities could differ from their contractual maturities because issuers may have the right to call or prepay obligations, with or without penalties.

	September 30, 2025		December 31, 2024
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$885,204	$887,591	$623,465	$624,461
Due after one year through five years	1,635,388	1,648,117	1,815,691	1,812,845
Due after five years through ten years	98,972	100,850	—	—
Total	$2,619,564	$2,636,558	$2,439,156	$2,437,306

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

The following tables summarize fair value measurements by level for assets and liabilities measured at fair value on a recurring basis:

	September 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$63,952	$—	$—	$63,952
Investments
U.S. treasury and agency securities	$—	$2,020,741	$—	$2,020,741
Corporate notes	—	580,738	—	580,738
Asset-backed securities	—	35,079	—	35,079
Restricted investments
U.S. treasury securities	—	4,028	—	4,028
Total assets	$63,952	$2,640,586	$—	$2,704,538

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$95,331	$—	$—	$95,331
Investments
U.S. treasury and agency securities	$—	$1,944,362	$—	$1,944,362
Corporate notes	—	463,808	—	463,808
Certificates of deposit	—	29,136	—	29,136
Restricted investments
U.S. treasury securities	—	6,946	—	6,946
Total assets	$95,331	$2,444,252	$—	$2,539,583

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

(in thousands)	September 30, 2025	December 31, 2024
Restricted cash and cash equivalents	$23,890	$23,932
Restricted investments	4,028	6,946
Restricted deposits	$27,918	$30,878

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

The following table provides a rollforward of the Company’s beginning and ending benefits payable and claims adjustment expenses (“CAE”) payable balances for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(in thousands)	Benefits Payable	Unallocated Claims Adjustment Expense	Total	Benefits Payable	Unallocated Claims Adjustment Expense	Total
Benefits payable, beginning of the period	$1,356,730	$18,241	$1,374,971	$965,986	$13,192	$979,178
Less: Reinsurance recoverable	58,635	—	58,635	57,111	—	57,111
Benefits payable, beginning of the period, net	$1,298,095	$18,241	$1,316,336	$908,875	$13,192	$922,067
Claims incurred and CAE
Current year	$7,606,305	$40,856	$7,647,161	$5,388,787	$82,642	$5,471,429
Prior years	(207,351)	—	(207,351)	(121,312)	—	(121,312)
Total claims incurred and CAE, net	$7,398,954	$40,856	$7,439,810	$5,267,475	$82,642	$5,350,117
Claims paid and CAE
Current year	$6,337,135	$20,212	$6,357,347	$4,345,363	$68,013	$4,413,376
Prior years	823,327	18,241	841,568	533,393	9,061	542,454
Total claims and CAE paid, net	$7,160,462	$38,453	$7,198,915	$4,878,756	$77,074	$4,955,830

Benefits and CAE payable, end of period, net	$1,536,587	$20,644	$1,557,231	$1,297,594	$18,760	$1,316,354
Add: Reinsurance recoverable	27,808	—	27,808	59,132	—	59,132
Benefits and CAE payable, end of period	$1,564,395	$20,644	$1,585,039	$1,356,726	$18,760	$1,375,486

Amounts incurred related to prior periods vary from previously estimated liabilities as more claim information becomes available and claims are ultimately settled. The favorable prior period development recognized in the nine months ended September 30, 2025 resulted primarily from lower than expected paid claims for 2024.

8.    DEBT

Convertible Senior Notes

As previously disclosed in “Note 9 - Debt,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, in February 2022, the Company issued $305.0 million in aggregate principal amount of convertible senior notes due 2031 (the “2031 Notes”) in a private placement to funds affiliated with or advised by Dragoneer Investment Group, LLC, Thrive Capital, LionTree Investment Management, LLC, and Tenere Capital LLC (the “Initial Purchasers”). In connection with the issuance of the 2031 Notes, on January 27, 2022, the Company entered into an investment agreement with the Initial Purchasers (the “Investment Agreement”) and on February 3, 2022, the Company entered into an indenture with U.S. Bank, as Trustee (the “2031 Indenture”). On September 11, 2025, the Company entered into an amendment to the Investment Agreement to permit the private offering of the 2030 Notes (as defined below) under the Investment Agreement.

The 2031 Notes are the Company's senior, unsecured obligations which bear interest at a rate of 7.25% per annum, payable in cash, semi-annually in arrears on June 30 and December 31 of each year, commencing on June 30, 2022. The 2031 Notes will mature on December 31, 2031, subject to earlier repurchase, redemption, or conversion.

Upon the occurrence of a fundamental change (as defined in the 2031 Indenture), holders of the 2031 Notes have the right to require the Company to repurchase all or some of their 2031 Notes for cash, subject to certain conditions. The repurchase price will be equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. Additionally, the initial purchasers of the 2031 Notes have the right to require the Company to repurchase all of their 2031 Notes for cash, on each of June 30, 2027, June 30, 2028, June 30, 2029 and June 30, 2030, subject to certain notice requirements.

The Company may not redeem the 2031 Notes before December 31, 2026. The Company may redeem all of the 2031 Notes from December 31, 2026 to the 35th scheduled trading day before the maturity date, at the redemption price. To do so, the last reported sale price per share of Class A common stock must have exceeded 200% of the conversion price for 20 of the last 30 consecutive trading days immediately before the date on which the Company sends the applicable redemption notice. The redemption price will be a cash amount equal to the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. If the Company calls any of the 2031 Notes for redemption, the Initial Purchasers may elect to convert their 2031 Notes and receive shares of Class A common stock pursuant to the terms of the Investment Agreement.

The 2031 Notes are initially convertible into the Company's Class A common stock at a price of approximately $8.32 per share of Class A common stock (based on an initial conversion rate of 120.1721 per $1,000 principal amount), subject to customary adjustments upon the occurrence of certain events. The holders may elect to convert their 2031 Notes: (i) on or after August 31, 2031, (ii) if the Company calls the 2031 Notes for redemption, (iii) upon satisfaction of a Class A common stock sale price condition, (iv) upon satisfaction of a 2031 Note trading price condition, or (v) upon certain corporate events. Upon conversion, the Company may choose to settle the 2031 Notes in shares of Class A common stock, cash, or a combination of both, unless an Initial Purchaser of the 2031 Notes elects to receive shares of Class A common stock pursuant to the terms of the Investment Agreement. During the quarterly period ended September 30, 2025, the Class A common stock sales price condition was satisfied because the last reported sales price per share of the Company’s common stock exceeded 130% of the conversion price of $8.32 per share for twenty (20) trading days of the thirty (30) consecutive trading days ending on the last trading day of the quarter. As a result, the holders may elect to convert their 2031 Notes during the fourth quarter of 2025.

In October 2025, the Company received conversion notices from certain of the Initial Purchasers to convert a total of $20.0 million in aggregate principal amount of the 2031 Notes. The Company elected to issue approximately 2.4 million shares of Class A common stock to settle these conversions.

On November 3, 2025, the Company and Oasis FD Holdings, LP (“Dragoneer”) entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which, until December 14, 2025, Dragoneer may elect to exchange up to $250,000,000 aggregate principal amount of the 2031 Notes, representing the balance of its 2031 Notes, for aggregate consideration consisting of (A) a number of shares of Class A common stock based on the conversion rate set forth in the 2031 Indenture, and (B) up to $17.8 million, payable in shares of Class A common stock and/or cash, pursuant to the terms of the Exchange Agreement and subject to the satisfaction of certain conditions. On November 5, 2025, Dragoneer exchanged $187,500,000 aggregate principal amount of the 2031 Notes in exchange for 23,273,179 shares of Class A common stock.

In connection with the Exchange Agreement and the related transactions, as of November 5, 2025, the debt covenants in the Investment Agreement were extinguished, and the 2030 Notes (as defined below) ceased to be subordinated to the 2031 Notes.

Convertible Senior Subordinated Notes

On September 18, 2025, the Company issued $410.0 million aggregate principal amount of convertible senior subordinated notes due 2030 (the “2030 Notes”). The 2030 Notes were issued pursuant to an indenture (the “2030 Indenture”), dated as of September 18, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee.

The 2030 Notes are the Company’s unsecured subordinated indebtedness which bear interest at a rate of 2.25% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2026. The 2030 Notes will mature on September 1, 2030, unless they are earlier repurchased, redeemed, or converted.

Upon the occurrence of a fundamental change (as defined in the 2030 Indenture), holders of the 2030 Notes may require the Company to repurchase their 2030 Notes for cash, subject to certain conditions. The repurchase price will be equal to the principal amount of the 2030 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

The Company may redeem the 2030 Notes, in whole or in part (subject to certain limitations described below), from September 6, 2028 to the 25th scheduled trading day before the maturity date. To do so, (i) the 2030 Notes must be freely tradable (as defined in the 2030 Indenture) as of the date of the redemption notice, the Company must be current in its interest payment obligations to the 2030 Notes holders; and (ii) the last reported sale price per share of the Company’s Class A common stock must have exceeded 130% of the conversion price on (1) 20 of the last 30 consecutive trading days immediately before the date the Company sends the applicable redemption notice; and (2) the trading day immediately before the date the Company sends such redemption notice. The Company may only redeem less than all of the outstanding 2030 Notes if at least $100.0 million aggregate principal amount of 2030 Notes are outstanding (and not called for redemption) when the Company sends the redemption notice. The redemption price will be a cash amount equal to the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Calling any 2030 Note for redemption will constitute a make-whole fundamental change (as defined in the 2030 Indenture) with respect to that 2030 Note, so the conversion rate for that 2030 Note will be increased in certain circumstances if it is converted after it is called for redemption.

Before June 1, 2030, noteholders may only convert their 2030 Notes upon the occurrence of certain events. From June 1, 2030 until the second scheduled trading day before the maturity date, noteholders may elect to convert their 2030 Notes at any time. The Company may choose to settle conversions in cash, shares of its Class A common stock, or a combination of both. The initial conversion price is approximately $24.82 per share of the Company’s Class A common stock (based on an initial conversion rate of 40.2946 shares of the Company’s Class A common stock per $1,000 principal amount of 2030 Notes). The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, if certain make-whole fundamental changes occur, the conversion rate will, in certain circumstances, be increased for a specified period of time.

The following is a summary of net carrying amounts and the estimated fair values of the Company’s convertible notes:

	2030 Notes		2031 Notes
(in thousands)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Principal amount	$410,000	$—	$305,000	$305,000
Unamortized debt discount and issuance costs	$14,072	$—	$14,635	$5,445
Net carrying amount	$395,928	$—	$290,365	$299,555
Fair value amount	$451,648	$—	$720,800	$539,843
Leveling	Level 2	NA	Level 3	Level 3

The following table presents the interest expense over the term of the Company’s convertible notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
2031 Notes
Coupon interest expense	$5,528	$5,344	$16,584	$16,400
Amortization of debt discount and issuance costs	281	194	671	583
Interest expense for 2031 Notes	$5,809	$5,538	$17,255	$16,983
2030 Notes
Coupon interest expense	$333	$—	$333	$—
Amortization of debt discount and issuance costs	103	—	103	—
Interest expense for 2030 Notes	$436	$—	$436	$—

Capped Call Transactions

On September 15, 2025, in connection with the pricing of the offering of 2030 Notes, the Company entered into privately negotiated capped call transactions (the “Base Capped Call Transactions”) with certain of the 2030 Notes initial purchasers or their affiliates and certain other financial institutions (the “Option Counterparties”). In addition, on September 16, 2025, in connection with the initial purchasers’ exercise of their option to purchase additional 2030 Notes, the Company entered into additional capped call transactions (the “Additional Capped Call Transactions,” and, together with the Base Capped Call Transactions, (the “Capped Call Transactions”) with each of the Option Counterparties.

The Capped Call Transactions cover the aggregate number of shares of the Company’s Class A common stock that initially underlie the 2030 Notes (subject to customary anti-dilution adjustments), and are expected to reduce potential dilution to the Company’s Class A common stock upon any conversion of 2030 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2030 Notes, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions is initially $37.46 per share (subject to adjustment under the terms of the Capped Call Transactions), which represents a premium of 100% over the last reported sale price of the Company’s Class A common stock on September 15, 2025. The cost of the Capped Call Transactions was approximately $34.4 million.

For accounting purposes, the Capped Call Transactions are separated from the 2030 Notes. As the Capped Call Transactions qualify for a scope exception from derivative accounting for instruments that are both indexed to the issuer’s own stock and classified in stockholders’ equity, the premiums paid for the purchase of the Capped Call Transactions are recorded as a reduction to additional paid-in capital. The Capped Call Transactions will not be remeasured as long as they continue to meet the conditions for equity classification.

Revolving Credit Facility

As previously disclosed in “Note 9 - Debt,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, on December 28, 2023, the Company entered into a third amendment to its senior secured credit agreement with Wells Fargo Bank, National Association, as lender and administrative agent, and certain other lenders party thereto from time to time (collectively, the “Lenders”), and Oscar Management Corporation, as a subsidiary guarantor, which amended the senior secured credit agreement, dated as of February 21, 2021 (as previously amended by the First Amendment to Credit Agreement, dated as of January 27, 2022 and the Second Amendment to Credit Agreement, dated as of July 21, 2023, the “Amended Credit Agreement”). The Amended Credit Agreement provided for a revolving loan credit facility (the “Revolving Credit Facility”) in the aggregate principal amount of $115.0 million, with proceeds to be used for general corporate purposes of the Company. On September 18, 2025, the Company terminated the Revolving Credit Facility. At the time of termination, there were no outstanding borrowings under the Revolving Credit Facility.

9.    REINSURANCE

The Company participates in quota share reinsurance to limit risk and capital requirements and XOL reinsurance to mitigate the exposure of high cost or catastrophic member risk. The quota share reinsurance arrangements are with more than one counterparty with multiple state-level treaties. The XOL reinsurance arrangements are with a private counterparty and federal and state-run programs. A summary of the Company's reinsurance agreements and related accounting treatment is included in “Note 11 - Reinsurance,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

As previously disclosed in “Note 1 - Organization,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company did not renew the Cigna+Oscar Small Group arrangement after the expiration of the initial term on December 31, 2024, and will continue to provide transition and run-off services through December 31, 2026, and share proportionally in all premiums and claims for any Cigna+Oscar Small Group plan sold or issued on or before December 15, 2024, in accordance with the terms of the arrangement.

Reinsurance Contracts Accounted for under Deposit Accounting

As of September 30, 2025 and December 31, 2024, a deposit liability balance of $93.6 million and $13.6 million, respectively, was recorded for the Company's quota share arrangements accounted for under deposit accounting and represented fees due to the reinsurer, which are recognized within Selling, general, and administrative expenses on the Consolidated Statements of Operations.

For the three and nine months ended September 30, 2025, the Company ceded 47% and 49%, respectively, of its premium under reinsurance contracts accounted for under deposit accounting. For the three and nine months ended September 30, 2024, the Company ceded 51% and 53%, respectively, of its premium under reinsurance contracts accounted for under deposit accounting.

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

The following table reconciles total Medical expenses to the amount presented in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Direct claims incurred	$2,626,830	$1,986,189	$7,457,231	$5,189,901
Ceded reinsurance claims	(47,750)	(41,171)	(100,965)	(90,823)
Assumed reinsurance claims	7,250	58,961	42,688	168,397
Medical expenses	$2,586,330	$2,003,979	$7,398,954	$5,267,475

The Company records SG&A expenses net of reinsurance ceding commissions and assumed SG&A expenses. The following table reconciles total Selling, general, and administrative expenses to the amount presented in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Selling, general, and administrative expenses, gross	$521,592	$459,522	$1,538,836	$1,289,362
Reinsurance ceding commissions	—	855	—	383
Selling, general, and administrative expenses	$521,592	$460,377	$1,538,836	$1,289,745

The composition of the Reinsurance recoverable balance on the Condensed Consolidated Balance Sheets is as follows:

(in thousands)	September 30, 2025	December 31, 2024
Reinsurance premium and claim recoverables	$157,654	$288,878
Reinsurance ceding commissions	7,002	6,996
Experience refunds on reinsurance agreements	(5,265)	(4,338)
Reinsurance recoverable	$159,391	$291,537

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

The following table presents the collective assets and liabilities of the Company's variable interest entities:

(in thousands)	September 30, 2025	December 31, 2024
Assets	$106,546	$102,550
Liabilities	$57,445	$63,114

11.    RELATED PARTY TRANSACTIONS

In February 2022, the Company issued the 2031 Notes to funds affiliated with, among others, Thrive Capital (collectively, the “Initial Purchasers”). See “Note 8 - Debt” for additional information. In addition, pursuant to the Investment Agreement entered into with the Initial Purchasers, the Company agreed to amend the Twelfth Amended and Restated Investors' Rights Agreement dated as of March 5, 2021 (the “Investors’ Rights Agreement”), by and among the Company and the investors party thereto, to provide that the Notes and shares of Class A common stock issued or issuable upon conversion of any 2031 Notes held by entities affiliated with Thrive Capital will be subject to the registration rights contained in the Investors' Rights Agreement. On September 11, 2025, the Company entered into an amendment to the Investment Agreement to permit the private offering of the 2030 Notes.

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

The ACA originally established a cost-sharing reduction (“CSR”) program to make health insurance more affordable for eligible individuals by requiring insurers to reduce out-of-pocket costs while receiving CSR subsidies from CMS. In 2017, the Trump Administration issued an executive order that immediately ceased payments of ACA CSR subsidies to issuers. A class action lawsuit was subsequently filed by impacted issuers seeking compensation for the halted CSR subsidy payments. In 2024, an agreement in principle was reached between class counsel on behalf of impacted issuers and the federal government to retroactively compensate the class. In 2025, Oscar was notified of the proposed settlement amounts for each of its impacted subsidiaries. The estimated net recovery recorded as of September 30, 2025 was $49 million.

13.    SEGMENT INFORMATION

The Company operates in and reports as a single reportable segment, as the CODM does not evaluate profitability nor evaluate performance or allocate resources below the level of the consolidated Company. The accounting policies of the segment are the same as those described in “Note 2 - Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The CODM reviews Net income (loss) attributable to Oscar Health, Inc. and Earnings from operations presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. These metrics serve as benchmarks to evaluate the business, measure performance, identify trends, prepare financial projections, and make strategic decisions. The CODM does not evaluate performance or allocate resources based on segment assets data; therefore, total segment assets are not presented.

The following table presents the revenue, significant expenses, and net income (loss) for the Company’s segment. As the Company operates and reports as a single segment, its measure of segment net income (loss) is the same as Net income (loss) attributable to Oscar Health, Inc. on the Condensed Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Total revenue	$2,985,984	$2,423,482	$8,896,192	$6,785,128
Less:
Medical expenses	2,586,330	2,003,979	7,398,954	5,267,475
Selling, general, and administrative expenses:
Member acquisition and servicing costs (1)	247,162	195,500	743,558	551,677
Premium taxes, exchange fees, and other taxes and fees (2)	121,192	115,083	328,955	315,994
All other SG&A (3)	153,238	149,794	466,323	422,074
Total Selling, general, and administrative expenses	521,592	460,377	1,538,836	1,289,745
Depreciation and amortization	7,312	7,500	21,012	22,912
Earnings (loss) from operations	(129,250)	(48,374)	(62,610)	204,996
Interest expense	6,857	5,815	18,698	17,708
Other expenses (income)	3,184	(1,877)	3,308	173
Earnings (loss) before income taxes	(139,291)	(52,312)	(84,616)	187,115
Income tax expense (benefit)	(1,807)	2,076	5,853	7,709
Net income (loss) attributable to noncontrolling interests	(34)	208	71	427
Net income (loss) attributable to Oscar Health, Inc.	$(137,450)	$(54,596)	$(90,540)	$178,979
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

14.    RISK ADJUSTMENT

The risk adjustment programs in the markets the Company serves are administered federally by CMS and are designed to mitigate the potential impact of adverse selection and provide stability for health insurers. Under this program, each plan is assigned a risk score based upon demographic information and current year claims information related to its members. Plans with lower than average risk scores generally pay into the pool (a payable to CMS), while plans with higher than average risk scores generally receive distributions (a receivable from CMS). The Company estimates its risk adjustment transfer receivable or payable for each state by comparing its estimated risk score to the state average risk score. The Company records a receivable or payable as an adjustment to its premium revenues to reflect the year-to-date impact of the risk adjustment based on its best estimate. The Company reevaluates its risk adjustment transfer estimates as new information and market data becomes available until final reporting is received from CMS in later periods, which may be up to twelve months in arrears.

The following table provides a rollforward of the Company’s beginning and ending risk adjustment receivable and payable balances for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(in thousands)	Risk Adjustment Receivable	Risk Adjustment Payable	Net Risk Adjustment Payable	Risk Adjustment Receivable	Risk Adjustment Payable	Net Risk Adjustment Payable
Beginning balance (1)	$64,779	$1,558,341	$1,493,562	$51,925	$1,056,941	$1,005,016
Change in accrual:
Current year	$41,983	$1,759,485	$1,717,502	$47,808	$1,072,778	$1,024,970
Prior years	16,595	92,626	76,031	(3,478)	48,271	51,749
Change in accrual, net	$58,578	$1,852,111	$1,793,533	$44,330	$1,121,049	$1,076,719
Payments:
Prior years	$30,776	$1,639,147	$1,608,371	$32,743	$1,094,110	$1,061,367
Payments	$30,776	$1,639,147	$1,608,371	$32,743	$1,094,110	$1,061,367
Ending balance:
Current year	$41,983	$1,759,485	$1,717,502	$47,808	$1,072,778	$1,024,970
Prior years	50,598	11,820	(38,778)	15,704	11,102	(4,602)
Ending balance	$92,581	$1,771,305	$1,678,724	$63,512	$1,083,880	$1,020,368
(1)The table includes risk adjustment data validation (“RADV”) receivables and payables. The balance at the beginning of each year presented pertains to prior policy years.

In July 2025 the Company received third-party reports, based on industry claims data through April 2025, providing estimates of the market risk score (a measure of market morbidity) for the states where it participates in the ACA. As a result of this new data, the Company significantly increased its estimate of the risk adjustment transfer as of June 30, 2025. The Company further increased its estimate of the risk adjustment transfer as of September 30, 2025 based on the updated estimates of the market risk score received in September 2025 relating to industry claims data through July 2025.

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

Index to this MD&A

Management's discussion and analysis of financial condition and results of operations is comprised of the following sections:

Overview

Oscar is a leading healthcare technology company built around a full stack technology platform and a relentless focus on member experience. We have been challenging the status quo in the healthcare system since our founding in 2012, and are dedicated to making a healthier life accessible and affordable for all. Oscar serves individuals, families, and employees through the Patient Protection and Affordable Care Act (“ACA”). We also offer health technology solutions that power the healthcare industry through +Oscar. In May 2025, the Company purchased 100% of the equity interests in three businesses operating in the individual market: INSXCloud, Inc. (an approved enhanced direct enrollment platform), IHC Specialty Benefits, Inc. (an insurance agency that sells individual medical and supplemental health products), and Healthinsurance.org, LLC (an online resource providing educational content for consumers navigating health insurance and the ACA marketplace). Our technology drives superior experiences, deep engagement, and high-value clinical care, earning us the trust of approximately 2.1 million effectuated members (“members”) as of September 30, 2025. Effectuated members are those who are actively enrolled in one of the Company’s plans and whose required premium payments have either been made or are within the payment grace period.

We regularly review our Total revenue, Medical loss ratio (“MLR”), Selling, general, and administrative expense ratio (“SG&A expense ratio”), Earnings from operations, and Net income (loss) attributable to Oscar Health, Inc. to evaluate our business, measure our performance, identify trends in our business, prepare financial projections, and make strategic decisions. We believe these operational and financial measures are useful in evaluating our performance, in addition to our financial results prepared in accordance with GAAP.

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

Earnings (Loss) from Operations

Earnings (loss) from operations is the Company's Total revenue less Total operating expenses. We believe Earnings (loss) from operations is an important primary metric for assessing operating performance.

Net Income (Loss) Attributable to Oscar Health, Inc.

Net income (loss) attributable to Oscar Health, Inc. is Net earnings (loss) allocated to the Company after net income (loss) attributable to noncontrolling interests. It is a key indicator of the Company’s profitability and operational efficiency, allowing management to evaluate performance and make informed decisions on strategic planning, cost management, and resource allocation.

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

The Centers for Medicare & Medicaid Services (“CMS”) is increasingly focused on improving integrity in the Health Insurance Marketplace eligibility and enrollment process, and we expect this focus to continue. During the second half of 2024, CMS enacted new measures to respond to increases in unauthorized changes in consumer enrollments by agents and brokers and to reduce consumer burdens related to unauthorized enrollments. While these measures are important to prevent unauthorized enrollments, they may also make it more difficult for individuals to complete valid enrollments in new plans, switch from one plan to another, or obtain APTCs. In addition, on June 25, 2025, CMS issued a rule that created stricter eligibility verification processes for APTCs, as well as other requirements related to ACA plan enrollment, including shorter open enrollment periods and the suspension of certain special enrollment periods (the “Program Integrity Rules”). On August 22, 2025, in connection with City of Columbus vs. Kennedy, in which the plaintiffs alleged certain provisions of the Program Integrity Rules are contrary to law, a federal district court in Maryland issued a nationwide stay on several provisions of the Program Integrity Rules pending a final ruling on the merits of the case. We do not expect that the litigation will conclude before 2026 and CMS has confirmed that the stayed provisions will not be in effect during the 2026 open enrollment period. Many of the stayed provisions would have otherwise impacted enrollment processes and APTC eligibility during the 2026 open enrollment period. For example, the court stayed the application of a $5 monthly premium to enrollees in $0 premium plans who do not actively reenroll during open enrollment. Provisions of the Program Integrity Rules unaffected by the stay became effective on August 25, 2025. Furthermore, on July 4, 2025, the President signed into law the One Big Beautiful Bill Act (the “OBBBA”) which, among other relevant matters, limits the eligibility of APTCs for certain populations, and requires additional verification procedures to confirm member eligibility for APTCs.

The implementation of the Program Integrity Rules, the OBBBA, and the discontinuation of the enhanced APTCs (if not renewed at the end of 2025), will likely reduce overall participation in the Health Insurance Marketplaces, and any resulting market contraction could negatively impact market morbidity. Furthermore, if the enhanced APTCs are extended before the end of the year, there could be operational and financial impacts to Oscar. For additional details on how these factors may impact Oscar, see “Risk Factors-Most Material Risks to Us-Our success and ability to grow our business depend in part on retaining and expanding our member base. If we fail to add new members or retain current members, or manage our membership growth appropriately to meet our business objectives, our business, revenue, operating results, and financial condition could be harmed” and “Risk Factors–Most Material Risks to Us–Failure to accurately estimate our incurred medical expenses or effectively manage our medical costs or related administrative costs could negatively affect our financial position, results of operations, and cash flows” in this Quarterly Report on Form 10-Q and “Risk Factors–Most Material Risks to Us–Any changes to the ACA and its regulations could materially and adversely affect our business, results of operations, and financial condition” and “Business–Government Regulation–Ongoing Requirements and Changes to the ACA” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Members

Our membership is measured as of a particular point in time. Membership may change due to the pricing of, and benefits offered under, our plans both relative to our competitors and considered on a stand-alone basis, our expansion into or exiting of certain markets, and may vary throughout the year due to disenrollments, SEP, and other market dynamics that are in effect such as Medicaid redeterminations, enhancements, extensions, reductions or eliminations of APTCs, other legislative or regulatory actions, such as recent CMS initiatives to improve the integrity in the ACA eligibility and enrollment process, pre-enrollment verification procedures required by OBBBA, or other factors that cause the overall market to grow or decline.

Risk Adjustment

The risk adjustment programs in the markets we serve are administered federally by CMS and are designed to mitigate the potential impact of adverse selection and provide stability for health insurers. Under this program, each plan is assigned a risk score based upon demographic information and current year claims information related to its members. The risk score is used to adjust plan revenue to reflect the relative risk of the plan's enrolled population. We reevaluate our risk adjustment transfer estimates as new information and market data becomes available, until we receive the final reporting from CMS in later periods, up to twelve months in arrears. In July 2025, the Company received third-party reports, based on industry claims data through April 2025, providing estimates of the market risk score (a measure of market morbidity) for the states where it participates in the ACA. As a result of this new data, the Company significantly increased its estimate of the risk adjustment transfer as of June 30, 2025. The Company further increased its estimate of the risk adjustment transfer as of September 30, 2025 based on the updated estimates of the market risk score received in September 2025 relating to industry claims data through July 2025.

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

SEP Market Dynamics Developments and Trends

During the year ended December 31, 2024, the increase in our membership was due in part to an increase in member enrollments through SEP which impacted our MLR. Higher SEP growth in certain markets throughout 2024 may have contributed to the increase in our risk transfer payable for the year ended December 31, 2024 and the nine months ended September 30, 2025. SEP enrollment volumes across the ACA market in 2025 are largely back to historical baselines as are the associated MLR risks that those enrollments introduce.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of the Company's significant accounting policies is included in “Note 2 - Summary of Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2024. Certain of our accounting policies are considered critical, as these policies require significant, difficult or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. As of September 30, 2025, there were no significant changes to our critical accounting estimates from what was reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Other Revenues

Other revenues include revenue earned through brokerage, enhanced direct enrollment platform, and market education services, fees for services performed via the +Oscar platform, revenue sharing from virtual credit card rebates, and sublease income.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	2025	2024
Revenue
Premium	$2,923,968	$2,368,257	$8,723,233	$6,626,055
Investment income	53,215	50,326	153,331	143,309
Other revenues	8,801	4,899	19,628	15,764
Total revenue	2,985,984	2,423,482	8,896,192	6,785,128
Operating Expenses
Medical	2,586,330	2,003,979	7,398,954	5,267,475
Selling, general, and administrative	521,592	460,377	1,538,836	1,289,745
Depreciation and amortization	7,312	7,500	21,012	22,912
Total operating expenses	3,115,234	2,471,856	8,958,802	6,580,132
Earnings (loss) from operations	(129,250)	(48,374)	(62,610)	204,996
Interest expense	6,857	5,815	18,698	17,708
Other expenses (income)	3,184	(1,877)	3,308	173
Earnings (loss) before income taxes	(139,291)	(52,312)	(84,616)	187,115
Income tax expense (benefit)	(1,807)	2,076	5,853	7,709
Net income (loss)	(137,484)	(54,388)	(90,469)	179,406
Less: Net income (loss) attributable to noncontrolling interests	(34)	208	71	427
Net income (loss) attributable to Oscar Health, Inc.	$(137,450)	$(54,596)	$(90,540)	$178,979

Medical loss ratio (MLR)	88.5%	84.6%	84.8%	79.5%
SG&A expense ratio	17.5%	19.0%	17.3%	19.0%

Premium

Premium revenue increased $555.7 million or 23% for the three months ended September 30, 2025, compared to the same period in 2024, and increased $2,097.2 million, or 32%, for the nine months ended September 30, 2025, compared to the same period in 2024. This increase was driven by higher membership, partially offset by an increase in the net risk adjustment transfer accrual. As of September 2025, membership increased by 0.5 million, or 28%, compared to September 2024, primarily driven by above market growth during the 2025 Open Enrollment period.

The following table summarizes the Company’s membership by offering:

	As of September 30,
Membership by Offering	2025	2024
Individual and Small Group	2,111,736	1,602,993
Cigna+Oscar (1)	5,168	51,291
Total Members (2)	2,116,904	1,654,284
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

Investment Income

Investment income increased $2.9 million or 6% for the three months ended September 30, 2025, compared to the same period in 2024, and increased $10.0 million, or 7%, for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to a larger asset base, partially offset by lower yield.

Medical Expenses and MLR

Medical expenses increased $582.4 million, or 29% for the three months ended September 30, 2025, compared to the same period in 2024, and increased $2,131.5 million, or 40%, for the nine months ended September 30, 2025, compared to the same period in 2024. This increase was primarily due to increased membership and medical cost trend.
MLR increased for the three months and nine months ended September 30, 2025, compared to the same periods in 2024, primarily driven by an increase in average market morbidity that resulted in an increase in the net risk adjustment transfer accrual, partially offset by favorable prior period development.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	2025	2024
Medical	$2,586,330	$2,003,979	$7,398,954	$5,267,475
Less: Ceded quota share reinsurance claims (1)	—	2,036	—	(2,879)
Net claims before ceded quota share reinsurance (A)	$2,586,330	$2,001,943	$7,398,954	$5,270,354

Premium	$2,923,968	$2,368,257	$8,723,233	$6,626,055
Less: Ceded quota share reinsurance premiums (1)	—	2,971	—	(1,865)
Net premiums before ceded quota share reinsurance (B)	$2,923,968	$2,365,286	$8,723,233	$6,627,920
Medical loss ratio (A divided by B)	88.5%	84.6%	84.8%	79.5%
(1)Represents prior period development for claims and premiums, respectively, ceded to reinsurers pursuant to quota share treaties accounted for under reinsurance accounting, which are in runoff.

Selling, General, and Administrative Expenses and SG&A Expense Ratio

Selling, general, and administrative expenses increased $61.2 million or 13% for the three months ended September 30, 2025, compared to the same period in 2024, and increased $249.1 million, or 19%, for the nine months ended September 30, 2025, compared to the same period in 2024. This increase was primarily driven by higher membership year over year, resulting in higher volume-driven costs such as broker commissions and taxes and fees, partially offset by lower unit cost economics.

The SG&A expense ratio decreased 153 basis points to 17.5% for the three months ended September 30, 2025, compared to 19.0% for the same period in 2024. The SG&A expense ratio also decreased 170 basis points to 17.3% for the nine months ended September 30, 2025, compared to 19.0% for the same period in 2024. The decrease was primarily due to greater fixed cost leverage, lower exchange fee rates, and disciplined cost management, partially offset by the impact of higher risk adjustment as a percentage of premium.

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

The majority of the assets held by the holding company are in the form of cash and cash equivalents and investments. As of September 30, 2025 and December 31, 2024, total cash and cash equivalents and investments held by the holding company were $540.9 million and $189.8 million, respectively, of which $9.7 million and $12.8 million was restricted as of September 30, 2025 and December 31, 2024, respectively.

The majority of the assets held by our health insurance subsidiaries are in the form of cash and cash equivalents and investments. As of September 30, 2025 and December 31, 2024, total cash and cash equivalents and investments held by our health insurance subsidiaries were $4.3 billion and $3.8 billion, respectively, of which $18.2 million and $18.0 million, respectively, was on deposit with regulators as required for statutory licensing purposes. These amounts are classified as restricted deposits on the balance sheets.

Our health insurance subsidiaries’ states of domicile have statutory minimum capital requirements that are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The combined statutory capital and surplus of our health insurance subsidiaries was estimated to be approximately $1.3 billion and $1.2 billion as of September 30, 2025 and December 31, 2024, respectively, which was in compliance with and in excess of the minimum capital requirements for each period. The health insurance subsidiaries historically have required capital contributions from Parent to maintain minimum levels. The health insurance subsidiaries in aggregate exceeded the minimum statutory RBC requirement by approximately $734 million as of December 31, 2024 and are estimated to have approximately $564.1 million of excess capital as of September 30, 2025. The health insurance subsidiaries may be subject to additional capital and surplus requirements in the future, as a result of factors such as increasing membership and medical costs or changes in risk adjustment transfer estimates, which may require us to incur additional indebtedness, sell capital stock, or access other sources of funding in order to fund such requirements. During periods of increased volatility, adverse securities and credit markets, including those due to rising interest rates, may exert downward pressure on the availability of liquidity and credit capacity for certain issuers, and any such funding may not be available on favorable terms, or at all.

As certain of our health insurance subsidiaries have become profitable and to the extent their levels of statutory capital and surplus exceed minimum regulatory requirements, we may make periodic requests for dividends and distributions from our subsidiaries to fund our operations or seek to enter into transactions or structures that enable us to efficiently deploy this excess capital, which may or may not require approval by our regulators. During the nine months ended September 30, 2025, our health insurance subsidiaries made loan repayments of $15.0 million. During the nine months ended September 30, 2024, our health insurance subsidiaries issued dividends and made loan repayments of $133.0 million to Parent.

During the nine months ended September 30, 2025 and September 30, 2024, respectively, Parent made $65.8 million and $99.8 million of capital contributions to the health insurance subsidiaries. Our health insurance subsidiaries also utilize quota share reinsurance arrangements to reduce our minimum capital and surplus requirements, which are designed to enable us to efficiently deploy capital to fund our growth. We estimate that had we not had any quota share reinsurance arrangements in place, the health insurance subsidiaries would have been required to hold approximately $671.8 million and $553.8 million of additional capital as of September 30, 2025 and December 31, 2024, respectively, which the Parent would have been required to fund to the extent the applicable insurance subsidiary did not have excess capital to cover the requirement.

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

Convertible Senior Notes

On February 3, 2022, we issued $305.0 million in aggregate principal amount of convertible senior notes due 2031 (the “2031 Notes”) in a private placement to funds affiliated with or advised by Dragoneer Investment Group, LLC, Thrive Capital, LionTree Investment Management, LLC, and Tenere Capital LLC (the “Initial Purchasers”). In connection with the sale and issuance of the 2031 Notes, on January 27, 2022, we entered into an investment agreement with the Initial Purchasers (the “Investment Agreement”) and on February 3, 2022, we entered into an indenture with U.S. Bank, as Trustee (the “2031 Indenture”). On September 11, 2025, we entered into an amendment to the Investment Agreement. The purpose of the Amendment was to permit the private offering of the 2030 Notes (as defined below) under the Investment Agreement.

The 2031 Notes bear interest at a rate of 7.25% per annum, payable in cash, semi-annually in arrears on June 30 and December 31 of each year, commencing on June 30, 2022. The 2031 Notes will mature on December 31, 2031, subject to earlier repurchase, redemption, or conversion.

The holders of the 2031 Notes may require us to repurchase the 2031 Notes for cash, upon a fundamental change (as defined in the 2031 Indenture) or on June 30, 2027 and each anniversary thereof until June 30, 2030. In addition, we may redeem the 2031 Notes on or after December 31, 2026 if certain Class A common stock sales price and other conditions are satisfied.

The 2031 Notes may be converted at the election of the holders under certain circumstances, including if we call the 2031 Notes for redemption or upon satisfaction of a Class A common stock sale price condition. During the quarterly period ended September 30, 2025, the Class A common stock sale price condition was satisfied. As a result, the 2031 Notes are convertible during the fourth quarter of 2025 at the option of the holder. Upon conversion, we may elect to settle the 2031 Notes in shares of Class A common stock, cash, or a combination of both, unless an Initial Purchaser of the 2031 Notes elects to receive the consideration due upon conversion solely in shares of Class A common stock pursuant to the terms of the Investment Agreement.

In October 2025, the Company received conversion notices from certain of the Initial Purchasers to convert a total of $20.0 million in aggregate principal amount of the 2031 Notes. The Company elected to issue approximately 2.4 million shares of Class A common stock to settle these conversions.

On November 3, 2025, the Company and Oasis FD Holdings, LP (“Dragoneer”) entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which, until December 14, 2025, Dragoneer may elect to exchange up to $250,000,000 aggregate principal amount of the 2031 Notes, representing the balance of its 2031 Notes, for aggregate consideration consisting of (A) a number of shares of Class A common stock based on the conversion rate set forth in the 2031 Indenture, and (B) up to $17.8 million, payable in shares of Class A common stock and/or cash, pursuant to the terms of the Exchange Agreement and subject to the satisfaction of certain conditions. On November 5, 2025, Dragoneer exchanged $187,500,000 aggregate principal amount of the 2031 Notes in exchange for 23,273,179 shares of Class A common stock.

In connection with the Exchange Agreement and the related transactions, as of November 5, 2025, the debt covenants in the Investment Agreement were extinguished, and the 2030 Notes (as defined below) ceased to be subordinated to the 2031 Notes.

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

Convertible Senior Subordinated Notes

On September 18, 2025, the Company issued $410.0 million aggregate principal amount of convertible senior subordinated notes due 2030 (the “2030 Notes”). The 2030 Notes were issued pursuant to an indenture (the “2030 Indenture”), dated as of September 18, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee.

The 2030 Notes will accrue interest at a rate of 2.25% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2026. The 2030 Notes will mature on September 1, 2030, unless they are earlier repurchased, redeemed, or converted.

The holders of the 2030 Notes may require us to repurchase the 2030 Notes for cash, upon a fundamental change (as defined in the 2030 Indenture), subject to certain conditions. In addition, we may redeem the 2030 Notes on or after September 6, 2028, if certain Class A common stock sales price and other conditions are satisfied.

Before June 1, 2030, noteholders may only convert their 2030 Notes upon the occurrence of certain events. From June 1, 2030 until the second scheduled trading day before the maturity date, noteholders may elect to convert their 2030 Notes at any time. Upon conversion, the Company may choose to settle the 2030 Notes in shares of Class A common stock, cash, or a combination of both.

On September 15, 2025, in connection with the pricing of the offering of 2030 Notes, the Company entered into privately negotiated capped call transactions (the “Base Capped Call Transactions”) with certain of the 2030 Notes initial purchasers or their affiliates and certain other financial institutions (the “Option Counterparties”). In addition, on September 16, 2025, in connection with the initial purchasers’ exercise of their option to purchase additional 2030 Notes, the Company entered into additional capped call transactions (the “Additional Capped Call Transactions,” and, together with the Base Capped Call Transactions, (the “Capped Call Transactions”) with each of the Option Counterparties. The Capped Call Transactions cover the aggregate number of shares of the Company’s Class A common stock that initially underlie the 2030 Notes (subject to customary anti-dilution adjustments), and are expected to reduce potential dilution to the Company’s Class A common stock upon any conversion of 2030 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2030 Notes, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Call Transactions.

For more information on our 2030 Notes, including details relating to repurchase, redemption and conversions of the 2030 Notes, and the Capped Call Transactions, see “Note 8 – Debt” to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Revolving Credit Facility

On December 28, 2023, we entered into a third amendment to our senior secured credit agreement with Wells Fargo Bank, National Association, as lender and administrative agent, and certain other lenders party thereto from time to time (collectively, the “Lenders”), and Oscar Management Corporation, as a subsidiary guarantor, which amended the senior secured credit agreement, dated as of February 21, 2021 (as previously amended by the First Amendment to Credit Agreement, dated as of January 27, 2022 and the Second Amendment to Credit Agreement, dated as of July 21, 2023, the “Amended Credit Agreement”). The Amended Credit Agreement provided for a revolving loan credit facility (the “Revolving Credit Facility”) in the aggregate principal amount of $115.0 million, with proceeds to be used for general corporate purposes of the Company. On September 18, 2025, we terminated the Revolving Credit Facility. At the time of termination, there were no outstanding borrowings under the Revolving Credit Facility.

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

Our investment policies are designed to provide liquidity, preserve capital, and optimize the total return on invested assets. These policies also align with the constraints of state regulations governing the types of investments our health insurance subsidiaries can hold. These investment policies require that our investments in U.S. corporate bonds and asset backed securities have final maturities of no more than five years from the date of issuance and U.S. federal and state government obligations have final maturities of no more than seven years from the settlement date. Professional portfolio managers operating under documented guidelines manage our investments and a portion of our cash equivalents. Our portfolio managers are directed to obtain our prior approval before selling investments in a loss position.

Net investment income on a consolidated basis was $53.2 million and $50.3 million for the three months ended September 30, 2025, and 2024, respectively, and $153.3 million and $143.3 million for the nine months ended September 30, 2025 and 2024, respectively. Net investment income for our health insurance subsidiaries was $50.6 million and $47.8 million for the three months ended September 30, 2025 and September 30, 2024, respectively, and $146.7 million and $135.3 million for the nine months ended September 30, 2025, and September 30, 2024, respectively.

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

The timing of our cash flows from operating activities can also vary among periods due to the timing of payments made or received. Some of our payments and receipts, including loss settlements, rebates from our pharmacy benefit manager, risk adjustment transfers, and subsequent reinsurance receipts, can be significant. Therefore, their timing can influence cash flows from operating activities in any given period. The potential for a large claim under an insurance or reinsurance contract means that our health insurance subsidiaries may need to make substantial payments within relatively short periods of time, which would have a negative impact on our operating cash flows.

Our primary operating cash flow sources are premiums and investment income. Our primary operating cash flow uses are payments for claims, risk adjustment transfers, and operating expenses, including interest expense. For the nine months ended September 30, 2025, net cash provided by operating activities was $423.0 million as compared with $631.4 million provided by operating activities for the same period in 2024. The decrease was primarily due to higher claim disbursements, risk adjustment payments, premium taxes, and broker expenses, partially offset by higher premiums.

Cash flows from investing activities primarily include the purchase and disposition of financial instruments. For the nine months ended September 30, 2025, net cash used in investing activities was $192.4 million as compared to net cash used in investing activities of $1,356.0 million for the same period in 2024. The change was primarily due to a reduction in the purchases of securities, partially offset by a lower level of maturing investment.

Cash flows from financing activities may include proceeds from the issuance of debt securities, proceeds from stock option exercises, and tax payments related to the net settlement of share-based awards. For the nine months ended September 30, 2025, net cash provided by financing activities was $391.0 million as compared to $64.6 million for the same period in 2024. The increase was due to proceeds from newly issued convertible notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily attributable to potential changes in interest rates and/or inflation and the resulting impact on investment income. We do not hold financial instruments for trading purposes.

Interest Rate Risk

We are subject to interest rate risk in connection with the fair value of our investment portfolio, which consists of U.S. Treasury and agency securities, corporate notes, and certificates of deposit. Our primary market risk exposure is driven by changes to Federal fund effective rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. Assuming a hypothetical and immediate 1% increase in interest rates on September 30, 2025, the fair value of our investments would decrease by approximately $43.6 million. Any declines in interest rates over time would reduce our investment income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
•we are unable to gain access to quality providers;
•we are unable to develop or maintain competitive provider networks, or maintain adequate networks that comply with regulatory requirements and standards;
•insurance brokers that we rely on to build our member base are unable to market our insurance products effectively;
•we fail to attract brokers to sell our insurance products or lose important broker relationships to our competitors or otherwise, including in circumstances where we require brokers to use different enrollment services vendors;
•the enhanced advanced premium tax credits “APTCs” under the American Rescue Plan Act “ARPA” are not renewed after 2025, or are otherwise eliminated or reduced, or other APTCs or subsidies under the ACA are eliminated or reduced;
•the enhanced APTCs are renewed, in whole or in part, late in 2025;
•regulatory or legislative actions to improve the integrity in the ACA eligibility and enrollment process, such as the CMS Program Integrity Rules and the OBBA, impact membership, including as a result of periodic data matching operations and rules that make it more difficult for members to enroll in new plans, switch from one plan to another, or obtain APTCs;
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

For example, CMS is increasingly focused on improving integrity in the Health Insurance Marketplace eligibility and enrollment process, and we expect this focus to continue. During the second half of 2024, CMS enacted new measures to respond to increases in unauthorized changes in consumer enrollments by agents and brokers and to reduce consumer burdens related to unauthorized enrollments, and these measures may make it more difficult for members to enroll in new plans or switch from one plan to another. In addition, on June 25, 2025, CMS issued the Program Integrity Rules which, among other things, created stricter eligibility verification processes for APTCs, as well as other requirements related to ACA plan enrollment, including shorter open enrollment periods and the suspension of certain special enrollment periods. For instance, certain provisions that went into effect in August 2025 include a pause in the SEP for individuals making <150% of the Federal Poverty Level (“FPL”). In addition, starting in 2026 with respect to policy year 2027, the rules will change the annual open enrollment period (“OEP”) for all individual market coverage to run from November 1 through December 15 preceding the coverage year, instead of through January 15 of the coverage year. Many of the provisions of the Program Integrity Rules would have impacted enrollment processes and APTC eligibility in the 2026 OEP, except that a federal district court in Maryland stayed certain provisions of the rules in connection with City of Columbus v. Kennedy. The court found that the plaintiffs were likely to succeed on the merits with respect to their claims that certain provisions were contrary to law or arbitrary and capricious and therefore stayed these provisions pending the outcome of the litigation. The stayed provisions included stricter income eligibility verification processes for APTCs, such as provisions requiring more frequent reconciliation of APTC eligibility against tax returns, which would have impacted the number of individuals that qualified for APTCs. In addition, the court stayed the provision imposing a $5 monthly premium on enrollees in $0 premium plans who do not actively reenroll during open enrollment, which would have effectively prevented automatic re-enrollment in the 2026 OEP. We do not expect that this litigation will conclude before 2026, and CMS has confirmed that the stayed provisions will not be in effect during the 2026 OEP.

We expect the Program Integrity Rules could result in a number of individuals in states where we operate losing eligibility for APTCs and could therefore reduce the number of individuals enrolled in the Health Insurance Marketplace. Although we do not expect that the provisions stayed by the court in City of Columbus v. Kennedy will be effective for the 2026 open enrollment period, the provisions that have taken effect, and/or the uncertainty caused by the stayed provisions, may still impact participation during 2026. In addition, we are unable to predict with certainty the outcome of this litigation, or the impact of the Program Integrity Rules on the Health Insurance Marketplace generally or our future membership.

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

It is possible that enhanced APTCs could be renewed, but the timing of such a decision, and the manner in which the enhanced APTCs could be renewed, is uncertain and could occur late in 2025, leading to potential disruption and uncertainty for the 2026 open enrollment period. Our failure to effectively anticipate, implement, and manage the operational and regulatory complexities associated with the extension of enhanced APTCs could also result in a negative member experience and make it difficult to manage membership changes effectively, and negatively affect our reputation, financial condition, and results of operations. If the enhanced APTCs are renewed, it is possible that a SEP would be initiated which could alter member mix and enrollment levels (including by allowing individuals who enrolled with us during open enrollment to switch to a competitor’s plan), as well as shift consumer behavior. Because these changes would likely occur with limited advance notice and implementation guidance, we may be required to quickly modify our systems, pricing, enrollment processes, and customer support operations to accommodate new eligibility rules, or marketplace workflows. Accelerated timelines increase the risk of operational errors, system disruptions, and member service issues, including delayed or incorrect premium billing, or data reconciliation challenges with federal and state marketplaces. Additionally, sudden enrollment surges may strain our customer service capacity, technology infrastructure, and third-party vendor relationships, potentially reducing service quality. While we are actively planning for various legislative and regulatory outcomes, including full or partial renewal, and have analyzed several operational pathways to mitigate these risks, these efforts may not be sufficient to prevent adverse impacts on our operations and financial results if the APTCs are renewed in whole or in part by the end of 2025, or are renewed on unfavorable terms.

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

Failure to accurately estimate our incurred medical expenses or overall market morbidity, or effectively manage our medical costs or related administrative costs could negatively affect our financial position, results of operations, and cash flows.

We set our premiums in advance of each policy year based on competitive factors in each market in which we participate as well as projections of our future expenses and of the future morbidity of the Health Insurance Marketplace. As a result, the profitability of our insurance business depends, to a significant degree, on our ability to accurately estimate and effectively manage our medical expenses and administrative costs, as well as accurately estimate the future morbidity of the Health Insurance Marketplace (and estimate our risk adjustment transfer).

Numerous factors impact our ability to accurately estimate and control our medical expenses, including if the underlying data used as the basis for our estimates is incomplete or doesn’t correctly represent the health of our members. Furthermore, many of these factors are not within our control, including, but not limited to the items set forth below. In addition, many of the factors listed below may also impact our ability to estimate the future morbidity of the Health Insurance Marketplace:
•changes in healthcare regulations and practices, including subregulatory guidance, regulations, or statutes that govern individual plans, or the Health Insurance Marketplaces;
•the impact on the morbidity of our members or the broader market member population from ongoing regulatory actions to improve the integrity in the ACA eligibility and enrollment process (including the Program Integrity Rules and the OBBBA), the potential elimination of enhanced APTCs or the potential extension of enhanced APTCs, in whole or in part, by the end of the year, and Medicaid redeterminations;

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
•changes in the utilization of prescription drugs, medical services or other covered items or services, including changes in member utilization patterns ahead of potential lapses in coverage due to regulatory change (such as the potential expiration of the enhanced APTCs);
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

It is possible that the enhanced APTCs could be renewed, in whole or in part, but the timing of such a decision is uncertain and could occur late in 2025, leading to potential disruption and uncertainty for the 2026 open enrollment period. If enhanced APTCs are renewed, in whole or in part, failure to effectively anticipate, implement, and manage the regulatory and operational complexities could negatively affect our financial condition and results of operations. There are a number of scenarios that regulators could implement, such as requiring plans to refile rates, attempting to reduce premiums on a uniform basis, or requiring us to rebate a portion of our premiums to members or the federal government. Any of these efforts would need to be implemented in a highly compressed timeline, could strain our operational resources and lead to delays, errors, or increased costs, and increase the risk of pricing inaccuracies, margin compression, and/or that premiums are insufficient to cover the cost of our members’ medical expenses. The overall market disruption caused by this uncertainty could also create an unstable operating environment, making it challenging to accurately forecast enrollment and manage our financial outlook. While we are actively planning for various legislative and regulatory outcomes, including full or partial renewal, and have analyzed several operational pathways to mitigate these risks, these efforts may not be sufficient to prevent adverse impacts on our operations and financial results if the enhanced APTCs are renewed in whole or in part before the end of the year or are renewed on unfavorable terms.

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

As a result of the variability in the mechanics of the program itself, or of certain factors that go into the development of the risk transfers we recognize, such as risk scores, and other market-level factors where applicable, the actual amount of revenue could be materially more or less than our estimates. The data that we rely upon to calculate these estimates includes data received from independent third parties. In addition, the data may be incomplete, can vary considerably from period to period, requires considerable judgment in interpretation, lacks context and provides limited insight. Moreover, our estimates are subject to change due to factors outside of our control, such as changes in legislation, regulations, regulatory enforcement, enrollment in government health plans, inflation, market size, market morbidity, the actions of our competitors, and other uncertainties. Consequently, our estimates of our health plans’ risk scores for any period, our estimates of the risk scores for the markets in which we participate, and any resulting change in our accrual of risk adjustment transfers related thereto, has had a negative impact in the past and could in the future have a material adverse effect on our results of operations, financial condition, and cash flows. For example, in July 2025 we received third-party reports, based on industry claims data through April 2025, providing estimates of the market risk score (a measure of market morbidity) for the states where we participate in the ACA. As a result of this new data, the Company significantly increased its estimate of the risk adjustment transfer as of June 30, 2025. We further increased our estimate of the risk transfer adjustment transfer as of September 30, 2025 based on updated estimates of the market risk score received in September 2025 relating to industry claims data through July 2025. Furthermore, a significant change in our risk adjustment transfer estimates could require us to contribute additional capital to our insurance subsidiaries to meet statutory capital requirements. We may not be able to fund the increased capital contribution requirements with our available cash resources on a timely basis, or at all and may need to incur indebtedness or issue additional capital stock. In the event we need access to capital for such purposes, our ability to obtain such capital may be limited and may come at significant cost and could require us to raise capital during periods where additional capital is not available on favorable terms, or at all.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On September 18, 2025, we issued $410.0 million aggregate principal amount of our 2.25% Convertible Senior Subordinated Notes due 2030. See “Note 8 - Debt”, as well as Item 3.02 of our Current Report on Form 8-K filed with the SEC on September 18, 2025, for additional information on this issuance.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) On August 8, 2025, each of the executive officers listed in the table below, in accordance with the Company’s standard practice for employees and executive officers, entered into the Company’s form of sell-to-cover instruction that is intended to satisfy the affirmative defense of Rule 10b5-1(c), providing for sales of a number of shares of Class A common stock as is necessary to cover tax withholding obligations incurred in connection with the vesting or settlement of restricted stock units held by such executive officer. The instruction will remain in effect so long as the executive is subject to such tax obligations, unless earlier terminated. The total number of shares of Class A common stock that may be sold pursuant to the instruction is not determinable.

Name	Title
Victoria Baltrus	Chief Accounting Officer
R. Scott Blackley	Chief Financial Officer
Janet Liang	President of Oscar Insurance
Adam McAnaney	Chief Legal Officer
Mario Schlosser	Co-Founder, President of Technology, Chief Technology Officer and member of the Board of Directors

On September 23, 2025, Mario Schlosser, the Company’s Co-Founder and Chief Technology Officer, entered into a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c). Mr. Schlosser’s plan is for the sale of up to 127,003 shares of Class A common stock, and the sale of 246,693 shares of Class B common stock, through June 30, 2026. The plan terminates on the earlier of the date all the shares under the plan are sold and June 30, 2026. No trades will commence under the plan until after the expiration of the applicable cooling off period on December 22, 2025.

Item 6. Exhibits

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Oscar Health, Inc.	8-K	001-40154	3.1	3/8/2021
3.2	Amended and Restated Bylaws of Oscar Health, Inc.	8-K	001-40154	3.2	3/8/2021
4.1	Specimen Common Stock Certificate of Oscar Health, Inc.	S-1/A	333-252809	4.1	2/22/2021
4.2	Indenture, dated as of September 18, 2025, between Oscar Health, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-40154	4.1	9/18/2025
4.3	Form of certificate representing the 2.25% Convertible Senior Subordinated Notes due 2030 (included as Exhibit A to Exhibit 4.2).	8-K	001-40154	4.2	9/18/2025
10.1	Form of Capped Call Confirmation.	8-K	001-40154	10.1	9/18/2025
10.2	Amendment to Investment Agreement, dated as of September 11, 2025, between Oscar Health, Inc. and Oasis FD Holdings, LP.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within Exhibit 101)					*

*    Filed herewith.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSCAR HEALTH, INC.

Date: November 6, 2025	By:	/s/ Mark T. Bertolini
Mark T. Bertolini
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2025	By:	/s/ R. Scott Blackley
R. Scott Blackley
Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2025	By:	/s/ Victoria Baltrus
Victoria Baltrus
Chief Accounting Officer
(Principal Accounting Officer)