Form 10-K
period 2025-12-31
Oscar Health, Inc.
filed 2026-02-13
CIK 1568651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐

Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, the last business day of the registrant's most recently completed second quarter, the approximate market value of the registrant's common stock held by non-affiliates was $4.5 billion based on a closing price of $21.44 per share on the New York Stock Exchange.

Class of Stock	Shares Outstanding as of January 31, 2026 (in thousands)
Class A Common Stock, par value $0.00001 per share	262,157
Class B Common Stock, par value $0.00001 per share	35,591
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025 are incorporated herein by reference in Part III.

Oscar Health, Inc.
ANNUAL REPORT ON FORM 10-K

This Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“Annual Report on Form 10-K”) contains the following defined terms, unless context otherwise requires: (i) “Oscar,” “the Company,” “we,” “our,” “us” or like terms refer to Oscar Health, Inc. and its subsidiaries, (ii) “Thrive Capital” refers to Thrive Capital Management, LLC, a Delaware limited liability company, and the investment funds affiliated with or advised by Thrive Capital Management, LLC and (iii) “Thrive General Partners” refers to Thrive Partners II GP, LLC, Thrive Partners III GP, LLC, Thrive Partners V GP, LLC, Thrive Partners VI GP, LLC, Thrive Partners VII GP, LLC, and Thrive Partners VII Growth GP, LLC, each of which is a general partner of a Thrive Capital-affiliated fund.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended December 31, 2025 contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K may be forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements regarding our future results of operations and financial position, including risk adjustment transfer payments; industry, regulatory and business trends, including trends in medical expenses and overall market morbidity; our commercial arrangements, business strategy, plans and plan mix; membership and market growth; and our objectives for future operations.

The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. The forward-looking statements in this Annual Report on Form 10-K are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Annual Report on Form 10-K, the documents that we reference in this Annual Report on Form 10-K, and the documents that we have filed as exhibits to this Annual Report on Form 10-K, with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of any new information, future events or otherwise.

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
•Our ability to accurately estimate our incurred medical expenses or overall market morbidity, or effectively manage our medical costs or related administrative costs;
•Unanticipated results of, or changes to, risk adjustment programs or our estimates thereof;
•Evolving federal or state laws or regulations (including any changes in the interpretation or enforcement of existing laws and regulations), including changes with respect to the Patient Protection and Affordable Care Act (“ACA”) and any regulations enacted thereunder, the expiration or potential renewal of the enhanced Advanced Premium Tax Credits (“eAPTCs”), the implementation of new program integrity rules, the potential funding of a cost-sharing reduction (“CSR”) program, or other government actions, such as the imposition of tariffs;
•Our ability to achieve or maintain profitability in the future;
•Our ability to arrange for the delivery of quality care and maintain good relations with brokers and the physicians, hospitals, and other providers within and outside our provider networks;
•Our ability to comply with ongoing, complex and evolving regulatory requirements, including capital reserve and surplus requirements and applicable performance standards;
•Changes or developments in the regulation of health insurance markets in the United States;
•Our, or any of our vendors’, ability to comply with laws, regulations, and standards related to the handling of information about individuals or applicable consumer protection laws, including as a result of our participation in government-sponsored programs;
•The ability of our health insurance and Health Maintenance Organization (“HMO”) subsidiaries (collectively, “Health Insurance Subsidiaries”) to make payments of dividends or distributions to us, including to fund our business strategy;
•Our ability to utilize quota share reinsurance to meet our capital and surplus requirements and protect against downside risk on medical claims;
•Adverse market conditions resulting in our investment portfolio suffering losses or reducing our ability to meet our financing needs;
•Unfavorable or otherwise costly outcomes of lawsuits, audits, investigations, and other third party claims that may arise from the extensive laws and regulations to which we are subject;
•Incurrence of data security breaches of our or our partners’ information and technology systems;
•Heightened competition in the markets in which we participate;
•Our ability to attract and retain qualified personnel;
•Uncertainties associated with our utilization of certain artificial intelligence (“AI”) and machine learning models;
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

PART I

Item 1. Business

OUR BUSINESS

Oscar is a leading healthcare technology company built around a full stack technology platform and a relentless focus on member experience. We offer health plans through the ACA serving individuals, families, and employees. We have been challenging the status quo in the healthcare system since our founding in 2012 and are dedicated to making a healthier life accessible and affordable for all. Our technology drives superior experiences, deep engagement, and high-value clinical care, earning us the trust of approximately 2.0 million effectuated members, as of December 31, 2025. Effectuated members are those who are actively enrolled in our plan and have either paid their premium or are within the grace period.

In addition to supporting our insurance business, our differentiated technology platform also powers both providers and payors through +Oscar. We offer Campaign Builder, an engagement and recommendation platform that leverages the wisdom from 13+ years of building the Oscar member experience. The platform leverages data and AI to identify high value opportunities for engagement and to deliver personalized interactions to improve care with real time reporting and analytics to measure key outcomes and insights.

In 2025, we also acquired early-stage businesses with capabilities to help us power Individual Coverage Health Reimbursement Arrangements (“ICHRA”) and further diversify the Company. These assets include Lucie, Inc. (f/k/a INSXCloud, Inc.), a direct enrollment technology platform; IHC Specialty Benefits, Inc., an individual market brokerage; and Healthinsurance.org, LLC, a consumer education website.

Our Offerings

Oscar’s innovative technology-enabled model - made up of Oscar’s insurance business, +Oscar platform, and brokerage services, and enrollment platform - is uniquely positioned to meet the rising expectations of individuals, families, brokers, employers and employees, as well as +Oscar clients. Oscar's insurance business is built on our cloud-native technology platform and our focus on member experience.

Oscar's Insurance Business
Oscar's health plans are offered in the individual market. The individual market primarily consists of policies purchased by individuals and families through health insurance marketplaces, established by the ACA and operated by the federal government, as well as other marketplaces operated by individual states (collectively, “Health Insurance Marketplaces”). Individuals and families may also purchase policies in the individual market off-exchange. Employees whose employers have chosen to offer an ICHRA are also able to purchase Oscar’s health plans. Most ICHRA plans are purchased by employees off-exchange, although they may also be purchased through the Health Insurance Marketplaces.

We offer health plans in the individual market under the five metal plan categories defined by the ACA: Catastrophic, Bronze, Silver, Gold, and Platinum. These plans differ based on the size of the monthly premium and the level of sharing of medical costs between Oscar and our members. Oscar works to bring new and innovative insurance products to market, built to meet the healthcare needs of consumers from various communities. Oscar does this with an eye towards promoting health outcomes, accessibility, affordability, and closing critical gaps in benefits for consumers. Our products help remove financial barriers to high-value services, with a focus on leveraging affordable care, clinical strategies, and our innovative business model, which collectively empower and incentivize our members to have better control of their health. Some of our products incorporate benefits and programs of particular value to certain members, such as our products specifically targeting diabetes, asthma, or menopause.

Our premium rates, along with specific rate changes, are required to be approved by applicable state and federal regulatory agencies in accordance with the ACA. Additionally, various federal and state laws have minimum Medical Loss Ratio (“MLR”) requirements. MLR is defined as provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of our Results of Operations—Medical Loss Ratio”. We elect to participate in a given individual market on an annual basis. Our base premiums are subject to a risk adjustment based on the health status of our members relative to the overall health status of all individuals in a given state or market. Risk adjustment is defined as provided in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments, Trends and Other Key Factors Impacting Performance—Risk Adjustment”.

+Oscar Platform
Oscar’s success is built upon our superior member engagement and robust technology platform. Through the +Oscar platform, we deploy our technology to power others throughout the healthcare system. Campaign Builder, our engagement and recommendation platform for providers and payors, leverages predictive analytics to identify high value opportunities for engagement and to deliver personalized interactions with real time reporting and analytics to measure key outcomes and insights. As of December 31, 2025, +Oscar currently serves nearly 0.6 million client lives on its Campaign Builder platform, in addition to the approximately 2.0 million members enrolled in Oscar health insurance.

Brokerage Services and Enrollment Platform
Through Lucie, Inc., one of only 11 CMS-approved solutions, we provide brokers and consumers a marketplace to shop, buy, and enroll in individual medical and supplemental health products. IHC Specialty Benefits, Inc. offers individual medical and supplemental health products across carriers in all 50 states and allows us to offer consumers the supplemental health products they typically buy with health insurance. We also are a resource for consumers looking for health insurance through Healthinsurance.org. We believe these capabilities are important building blocks to support our ICHRA strategy and our long-term strategy to build the leading consumer health marketplace.

Our Provider Contracts and Network

Our health plans include access to a network of high-quality physicians and hospitals, as well as a Care Team that supports members from finding a doctor to navigating costs. As portions of the healthcare system increasingly shift towards offering more selective networks, we believe the insurers that will thrive are those that consistently deliver a high-quality experience by engaging their members and routing care to in-network facilities and physicians that offer quality care at affordable rates. Oscar has exclusive provider organization plans in most of our markets, and also offers HMO plans in select markets. We work with technology-forward, high brand-recognition health systems, including some of the largest health systems in the U.S.

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

Membership

Markets
For the 2025 policy year, we offered coverage for individuals and families in 18 states. We regularly evaluate our markets for strategic fit and enter or exit markets accordingly. We have expanded our offerings to 20 states for 2026.

Concentration
We generate the vast majority of our total revenue from health insurance policy premiums. Premiums are collected directly from the Centers for Medicare & Medicaid Services (“CMS”) as part of the advanced premium tax credits (“APTC”) program, as well as from our members. For the year ended December 31, 2025, 93% of premiums were earned directly from CMS and 7% were from our members.

Disaggregated membership information as of December 31, 2025 and 2024 is presented in the tables below:

Membership by Offering
	As of December 31,
	2025	2024
Individual and Small Group	2,042,449	1,636,400
Cigna+Oscar (1)	—	40,570
Total Members (2)	2,042,449	1,676,970
(1)Represents total membership for our co-branded partnership with Cigna. We did not renew the Cigna+Oscar Small Group arrangement after its initial term ended on December 31, 2024.
(2)Represents effectuated members. Effectuated members are those who are actively enrolled in one of our plans and whose required premium payments have either been made or are within the payment grace period. A member covered under more than one of our health plans counts as a single member for the purposes of this metric.

Membership by State
	As of December 31,
	2025	2024
Florida	1,179,934	871,881
Texas	358,910	141,000
Georgia	218,746	379,680
Tennessee	91,522	31,887
Ohio	63,793	82,845
New Jersey	35,899	23,416
Iowa	20,734	26,767
North Carolina	14,427	5,403
Kansas	13,986	13,816
Arizona	11,398	14,386
Missouri	9,482	26,119
New York	8,180	10,902
Oklahoma	4,260	12,153
Michigan	4,258	2,909
Pennsylvania	2,716	2,732
Illinois	2,316	11,138
Nebraska	1,648	929
Virginia	240	368
California	—	10,981
Connecticut	—	7,658
Total	2,042,449	1,676,970

Seasonality

Our business is generally affected by the seasonal patterns of our member enrollment, medical expenses, and health plan mix shift and policy design. Special Enrollment Periods (“SEP”) or other market dynamics that drive enrollment and/or mix changes throughout the year may impact the per member levels of premiums, claims, and/or risk adjustment transfers.

SEP refers to a period outside the Open Enrollment Period (“OEP”) when an eligible person can enroll in a health plan or make changes to an existing health plan. A person is generally eligible to participate in a SEP if certain qualifying life events occur, such as losing certain health coverage, moving, getting married, having a baby, or adopting a child or resulting from regulatory requirements.

Members
Our membership is measured as of a particular point in time. Membership may vary throughout the year due to disenrollments, SEP, and other market dynamics that are in effect. Such dynamics may include but are not limited to enhancements, extensions, reductions or eliminations of APTCs; other legislative or regulatory actions, such as recent Congressional and CMS initiatives to improve the integrity in the ACA eligibility and enrollment processes and pre-enrollment verification procedures; individuals disenrolling before they become effectuated members or the removal of members for non-payment or by CMS in accordance with fraud, waste and abuse laws and regulations; Medicaid redeterminations; or other factors that may cause the overall market to grow or decline.

Claims Incurred
Our medical expenses are impacted by seasonal effects on medical costs, as members pay their contractual portion of claims responsibility, meeting their deductibles and out-of-pocket maximums over the course of the policy year, which shift more costs to us in the second half of the year as we pay a higher proportion of covered claims costs. Our medical expenses are also impacted by the number of days and holidays in a given period. Our medical and pharmacy costs can also exhibit seasonality depending on selection effects or changes in the risk profile of our membership and the proportion of our membership that is new in the calendar year. The emergence of medical and pharmacy claims is influenced by the aforementioned drivers, and further mix shifts may continue to alter claims incurred patterns in future periods.

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

OUR DIFFERENTIATED TECHNOLOGY PLATFORM

Oscar’s technology stack is purpose-built to empower the modern consumer throughout different stages of life. Since inception, Oscar has been focused on building our technological infrastructure and end-to-end experience. We have built our own cloud-native single-threaded technology platform, meaning it spans all critical healthcare insurance and technology domains, including member and provider data, utilization management, claims management, billing, and benefits. Owning our platform from end to end offers us greater control over the member experience, insurance product development, engagement, and affordability, and enables us to provide a superior experience for our members and providers.

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
•Leveraging AI enabled member and provider service touch points to provide high quality, impactful services at scale, including chatbots to answer health, wellness and insurance plan questions.
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

It is the combination of all these factors—trust, engagement, and personalized insights—that enables us to help members find quality care that helps them live the lives they want to live at rates they can afford. Our ability to deliver a high-value product, in turn, engenders more trust, engagement, and ability on our part to provide personalized, data-driven insights. We refer to this virtuous cycle as our member engagement engine.

Product features such as virtual care and our Care Guides are how we build the trust, engagement, and relationships needed to help members bend the cost curve in healthcare. By leveraging Campaign Builder, our engagement and automation engine, we are able to rapidly create and iterate upon omnichannel member outreach programs to drive adherence to important clinical pathways. Owning the technologies that power our business from end to end lets us pioneer new ways of addressing frictions in the healthcare system and is the foundation for Oscar’s mission to make a healthier life accessible and affordable for all. It gives us the power to quickly build software in response to the evolving member and market needs and drive efficiency within our teams by continuously automating areas of our claims processing workflow. Today, this platform provides the foundation for our personalized data insight and analysis as well as our critical cost savings structure. As a result, engagement with our technology platform and customer satisfaction remains high, relative to industry average. During the fourth quarter of 2025, our net promoter score was well above the industry average.

Our platform is an increasingly powerful force driving the performance of Oscar's insurance business – fueling growth, engagement, and operational efficiencies. AI and machine learning technologies (“AI Technologies”) have the potential to further power what we can do. We have embedded AI Technologies across many aspects of our technology stack, including: (i) automation to drive efficiencies in our administrative functions, including virtual care and claims processing, (ii) member personalization, to improve the quality of touchpoints members have with the healthcare ecosystem; and (iii) digital self-service and member-facing agent capabilities to facilitate care and improve the member experience.

We believe competitors who lack this member engagement engine will face significant challenges in replicating our consumer experience, and our platform thus forms an important structural barrier around the innovations we have developed.

OUR STRATEGIC FOCUS

Our long-term vision is to build the consumer marketplace of the future and lead the individual market. We built our strategy around several core trends in healthcare, including rising consumer and employer healthcare costs, consumerization, digitization, and the shift towards personalization. Over time, we have been observing the overall healthcare system move towards these trends, which not only validates our strategy, but provides us with a first mover advantage. We are now a scaled health insurer with approximately 2.0 million effectuated members as of December 31, 2025. We offer an exceptional member experience, high member engagement, innovative products and our own technology stack that we have built from end to end.

We continue to believe ICHRA will disrupt employer group coverage and expand individual insurance beyond the traditional ACA market. Our goal is to position Oscar as the preferred carrier for employees enrolling in health insurance through an ICHRA program. Employers can now offer defined contributions to their employees to access Oscar’s suite of products in the markets where Oscar offers health plans. We are partnering with a variety of ICHRA platforms to transition small-, mid- and large-sized employers to the individual market where their employees can choose an Oscar product that meets their individual needs. The businesses that we purchased in 2025, including Lucie, Inc. and IHC Specialty Benefits, Inc., provide important building blocks to support our ICHRA strategy and long-term vision to build the leading consumer health marketplace.

Our strategic priorities include: building an individual consumer health marketplace that prioritizes choice, quality, and affordability; driving accelerated market growth through expansion and local market excellence; running a great company with market-leading, sustainable, scalable operations; and continually investing in our superior consumer experience and bringing product innovation to the individual market.

HUMAN CAPITAL RESOURCES

As of December 31, 2025, we had approximately 2,305 employees.

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

Talent Recruitment and Retention

As a mission-driven company, we prioritize attracting and retaining qualified personnel who share our mission to make a healthier life affordable and accessible to all. This centers around what we believe to be a compelling employee value proposition, that includes competitive pay, and benefits, flexible work styles, opportunity to make a real impact towards the Oscar mission, and ongoing performance development.

We compete to hire and retain highly talented individuals from all backgrounds, and we offer our employees compensation packages designed to be competitive and aligned with market best practices. Our compensation packages include base salary and some of the following components, depending on the role, level, and business function: a short-term incentive that takes into account company and individual performance, long-term incentive equity, performance-based equity, commissions, and overtime pay. We believe our compensation philosophy and practice, which is rooted in data and benchmarked to a cohort of peer and broader industry companies, is transparent, systematic, and equitable.

Health and Wellbeing

At Oscar, we believe that making a healthier life affordable and accessible to all begins with our own workforce, and we continually seek opportunities to optimize our employee offerings including events, activities, benefits, perks, and community support. We have invested in a benefits package designed to be comprehensive, and affordable, providing protection and support to help our employees achieve health, financial, and wellness goals, with services including mental health care, fertility support, and family-building benefits. We also believe in the importance of investing in developmental opportunities for our employees, and all employees have access to internally created and third party skills and training programs. Lastly, we recognize that individuals may need to take time away from work for various reasons, so we offer paid time off and leave packages to all full-time employees. This includes wellness days, parental leave, and sabbatical leaves for more tenured employees.

Building Community

We believe that having a varied and broad employee base empowers our community, drives better business outcomes, and ultimately allows us to better serve our members.

Internally, we aim to promote a transparent, systematic approach to our human capital frameworks and operations. Specifically, with respect to compensation, all of our compensation decisions are rooted in benchmarking data and creating parity within like roles and we further reward employees based on performance, where it is warranted, in compliance with applicable federal and other laws and regulations. Our employees are able to view their total compensation package, including their salary band and leveling, which helps employees understand their pay and encourages proactive conversation between managers and employees. We believe our Employee Resource Groups (“ERGs”) are another important part of maintaining different perspectives and fostering connections across our organizations. In 2025, we had nine ERGs which are open to all employees and focused on building community and awareness based on the values that are shared within those groups.

COMPETITION

We operate in a highly competitive environment in an industry subject to significant and ongoing changes, including business and hospital system consolidations, new strategic alliances, market pressures, scientific and technological advances in medical care and therapeutics, as well as regulatory and legislative challenges and reform both at the federal and state levels. This reform includes, but is not limited to, the federal and state healthcare reform legislation described under “—Government Regulation.” In addition, changes to the political environment may drive additional shifts in the competitive landscape.

We compete directly and through independent intermediaries to enroll new and retain existing members, as we currently derive substantially all of our revenue from direct policy premiums. We believe that our principal competitive features affecting our ability to retain and increase membership include the range and prices of health plans offered, breadth and quality of provider network, comprehensiveness of coverage, benefits and wellness programs, quality of service, and member experience, responsiveness to member needs, market presence, financial stability, and reputation.

As attracting new members depends in part on our ability to provide access to competitive provider networks, we compete in establishing such provider networks. We believe that the factors providers consider in deciding whether to contract with a health insurer or HMO (a “Health Insurance Entity”) include existing and potential member volume, reimbursement rates, timeliness and accuracy of claims payment and administrative service capabilities. While our Health Insurance Subsidiaries are required to meet various federal and state requirements regarding the size and composition of our participating provider networks, our business model is based on contracting with selected healthcare systems and other providers, not all systems and providers in a given area. This allows us to work more closely with high quality healthcare systems that engage with us using our technology and to negotiate more favorable reimbursement rates from these healthcare systems.

The relative importance of each of the competitive factors mentioned in the above paragraphs and the identity of our principal competitors for members and providers varies by market and geography. Our principal competitors in the individual market primarily consist of plans offered by national carriers, regional carriers, Medicaid-focused insurers offering Health Insurance Marketplaces products, and local Blue Cross plans.

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

The vast majority of our membership is acquired through the broker channel, and brokers typically use an EDE platform to enroll the members in plans offered on the Health Insurance Marketplace. As such, we compete through the commissions and bonus structures we pay these partners. As a greater proportion of enrollment in the Health Insurance Marketplaces comes through independent brokers, the amount of compensation paid to these third parties impacts both our ability to retain our current members and obtain new members. Our digital engagement platform, a key element of our retention strategy, is used by brokers and consumers.

Enterprise marketing and sales strategies also include brand awareness campaigns, account-based marketing, business development initiatives, member communications that are focused on member acquisition, and member engagement. We also use the data generated in member support interactions to constantly refine and improve our marketing campaigns.

INTELLECTUAL PROPERTY

We believe that our intellectual property rights are important to our business, and our commercial success depends, in part, on our ability to protect our core technologies, intellectual property and proprietary rights (such as source code, information, data, processes and other forms of information, know-how and technology). We primarily rely on copyright, trademark, and trade secret laws, as well as confidentiality procedures and contractual arrangements to establish and protect our intellectual property. As of December 31, 2025, we exclusively owned four registered trademarks in the United States for our name and names used by our subsidiaries and have applied for five additional trademark registrations covering marks for parts of our business. In addition, we have registered domain names for websites that we use or may use in our business. As of December 31, 2025, we owned no issued patents or pending patent applications anywhere in the world, and therefore, we do not have patent protection for any of our proprietary technology, which includes our full stack technology platform, proprietary software, mobile application (“app”), or web portal. However, our software and other proprietary information are protected by copyright law in the United States upon creation. Copyright registrations, which have so far not been necessary, may be sought on an as-needed basis.

We seek to control access to and distribution of our proprietary information, including our algorithms, source and object code, designs, and business processes, through security measures and contractual arrangements. We seek to limit access to our confidential and proprietary information to a “need to know” basis and enter into confidentiality and nondisclosure agreements with our employees, consultants, members, vendors, and partners that may receive or otherwise have access to any confidential or proprietary information. We also obtain written invention assignment agreements from our employees and consultants that assign to us all right, interest, and title to inventions and work product developed during their employment or service engagement, respectively, with us. In the ordinary course of business, we provide our intellectual property to external third parties through licensing or restricted use agreements. For information on risks associated with our intellectual property rights, see Part I, Item 1A. “Risk Factors—Risks Related to our Business—Failure to secure, protect, or enforce our intellectual property rights could harm our business, results of operations, and financial condition.”

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

We partner with third parties, including Amazon and Google, to support our information technology systems. We have entered into agreements with third-party vendors who manage certain elements of our information technology infrastructure services including, among other things, our information technology operations, end-user services, and platforms for cloud computing. As a result of such agreements, we have been able to reduce our administrative expenses over time, while improving the reliability of our information technology functions, and maintain targeted levels of service and operating performance. A segment of the infrastructure services is managed within our cloud platform, while other portions of the infrastructure services are managed externally by vendors. Our use of cloud service providers in particular is strategic, due to platform level redundancy in networking and computer hardware. As an example, we distribute our Amazon Web Services (“AWS”) hosted platform across multiple availability zones in an effort to reduce the likelihood of infrastructure failure.

We have established a program of security measures intended to protect our computer systems from security breaches and malicious activity and have implemented controls designed to protect the confidentiality, integrity, and availability of data, including protected health information (“PHI”) and the systems that store and transmit such data. We have employed various technology and process-based methods, such as network isolation, intrusion detection systems, vulnerability assessments, penetration testing, use of threat intelligence, content filtering, endpoint security (including anti-malware and detection response capabilities), email security mechanisms, and access control mechanisms. We also use encryption techniques for data at rest and in transit.

Our information systems and applications require continual maintenance, upgrading, and enhancement to meet our current and expected operational needs and regulatory requirements. We aim to regularly upgrade and expand our information systems’ capabilities. For information on risks associated with our information technology systems, see Part I, Item 1A. “Risk Factors—Risks Related to our Business—If we are unable to integrate and manage our information systems effectively, our operations could be disrupted” and “Risk Factors—Risks Related to our Business—If we or our partners or other third parties with whom we collaborate fail to protect confidential information and/or sustain a data security incident, we could suffer increased costs, material financial penalties, exposure to significant liability, adverse regulatory consequences, and reputational harm, which would materially adversely affect our business, results of operations, and financial condition.”

GOVERNMENT REGULATION

General

Our operations are subject to comprehensive and detailed federal, state, and local laws and regulations throughout the jurisdictions in which we do business. These laws and regulations, which can vary significantly from jurisdiction to jurisdiction, restrict how we conduct our businesses and result in additional burdens and costs to us. Further, federal, state, and local laws and regulations are subject to amendments and changing interpretations in each jurisdiction. In addition, there are numerous proposed healthcare laws and regulations at the federal, state, and local levels. For information on risks associated with our regulatory framework, see Part I, Item 1A. “Risk Factors—Most Material Risks to Us—Any changes to the ACA and its regulations could materially and adversely affect our business, results of operations, and financial condition” and “Risk Factors—Risks Related to the Regulatory Framework that Governs Us.”

Supervisory agencies, including federal and state regulatory and enforcement authorities, have broad authority to:

•grant, suspend, deny, and revoke certificates of authority to transact insurance or licenses to operate as an agency or producer;
•regulate our products and services;
•regulate, limit, or suspend our ability to market and sell products, including the exclusion of our products from Health Insurance Marketplaces, and regulate any applicable commission structures;
•monitor our network of contracted providers to ensure we meet specific state and/or federal quality, adequacy, credentialing, availability and accessibility requirements on an ongoing basis and require regulatory assessment and approval annually as a condition of offering our products;
•approve premium rates;
•monitor our solvency and reserve adequacy;
•scrutinize our investment activities on the basis of quality, diversification, and other quantitative criteria;
•monitor adherence to EDE technical, operational, and monitoring requirements; and
•impose criminal, civil, or administrative monetary penalties, and other sanctions for non-compliance with regulatory requirements.

To carry out the above tasks, CMS, state insurance regulators and other agencies periodically examine our current and past business practices, financials, accounts and other books and records, operations and performance of our health plans, compliance with contracts, adherence to governing rules and regulations and the quality of care we provide to our members, including the quality, credentialing, availability and accessibility of contracted network providers. This information and these practices may be subject to routine surveys, mandatory data reporting and disclosure requirements, regular and special investigations and audits, and from time to time, we may receive subpoenas and other requests for information from government entities. The health insurance business also may be adversely impacted by court decisions that expand or invalidate the interpretations of existing statutes and regulations. It is uncertain whether we can recoup, through higher premiums or other measures, the increased costs caused by potential legislation, regulation, or court rulings.

State Regulation of Insurance Companies and HMOs

Our Health Insurance Subsidiaries must obtain and maintain regulatory approvals to sell specific health plans in the jurisdictions in which they conduct business. The nature and extent of state regulation varies by jurisdiction, and state insurance regulators generally have broad administrative authority with respect to all aspects of the insurance business. The Model Audit Rule, where adopted by states, requires expanded governance practices, risk and solvency assessment reporting and the filing of periodic financial and operating reports. Most states have adopted these or similar measures to expand the scope of regulations relating to corporate governance and internal control activities of Health Insurance Entities. Health Insurance Entities are subject to state examination and periodic regulatory approval renewal proceedings. Some of our business activity is subject to other healthcare-related regulations and requirements, including utilization review, pharmacy service, or provider-related regulations and regulatory approval requirements. These requirements differ from state to state and may contain network adequacy, contracting, product and rate, licensing and financial and reporting requirements. There are laws and regulations that set specific standards for, among other things, delivery of services, appeals, grievances, payment of claims, the quality, credentialing, availability and accessibility of contracted providers participating in our networks, fraud prevention, protection of consumer health information, pricing and underwriting practices, and covered benefits and services.

In addition, we are regulated as an insurance holding company and are subject to the insurance holding company laws of the states in which our Health Insurance Subsidiaries are domiciled. These laws and other laws that govern operations of Health Insurance Entities contain certain reporting requirements, as well as restrictions on transactions between a Health Insurance Entity and its affiliates, and may restrict the ability of our Health Insurance Subsidiaries to pay dividends to our holding companies. For example, under the regulations of certain states, our Health Insurance Subsidiaries may not declare or distribute a dividend to shareholders except out of earned surplus. Holding company laws and regulations generally require registration with applicable state departments of insurance and the filing of reports describing capital structure, ownership, financial condition, certain intercompany transactions, enterprise risks, corporate governance, and general business operations. In addition, state insurance holding company laws and regulations generally require notice or prior regulatory approval of certain transactions including acquisitions, material intercompany transfers of assets, and guarantees and other transactions between the regulated companies and their affiliates, including parent holding companies. Applicable state insurance holding company acts also restrict the ability of any person to obtain control of a Health Insurance Entity without prior regulatory approval. These acts generally define “control” as the direct or indirect power to direct or cause the direction of the management and policies of a person and is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of another person. Some state laws have different definitions or applications of this standard. Dispositions of control generally are also regulated under applicable state insurance holding company laws.

The states of domicile of our Health Insurance Subsidiaries have statutory risk-based capital (“RBC”) requirements for Health Insurance Entities. Most of our Health Insurance Subsidiaries are subject to requirements based on the National Association of Insurance Commissioners’ (“NAIC”) Risk-Based Capital For Health Organizations Model Act, with a few Health Insurance Subsidiaries subject to state-specific RBC requirements that are not based on, but function similarly to, the Model Act. These RBC requirements are intended to assess the capital adequacy of Health Insurance Entities, taking into account the risk characteristics of a company’s investments and products. In general, under these laws, a Health Insurance Entity must submit a report of its RBC level to the insurance regulator of its state of domicile. These laws typically require increasing degrees of regulatory oversight and intervention if a company’s RBC declines below certain thresholds. As of December 31, 2025, the RBC levels of our Health Insurance Subsidiaries are expected to meet or exceed all applicable mandatory RBC requirements. For more information on RBC capital and additional liquidity and capital requirements, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Overview.”

Additionally, as a company that directly or indirectly controls insurers, we have an obligation to adopt a formal enterprise risk management (“ERM”) function and file enterprise risk reports on an annual basis. The ERM function and reports must address any activity, circumstance, event, or series of events involving the insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or liquidity of the insurer, including anything that would cause the insurer’s RBC to fall below certain threshold levels or that would cause further transaction of business to be hazardous to policyholders or creditors, or the public. Similarly, in accordance with the NAIC Risk Management and Own Risk Solvency Assessment Model Act, we must complete an annual “own risk and solvency assessment,” which is an internal assessment, appropriate to the nature, scale, and complexity of our company, of the material and relevant risks associated with the current business plan, and of the sufficiency of capital resources to support those risks.

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

The ACA prohibits annual and lifetime limits on essential health benefits, member cost-sharing on specified preventive benefits, and pre-existing condition exclusions. Further, the ACA includes requirements for insurers, including the minimum MLR provision that requires insurers to pay rebates to members when insurers do not meet or exceed the specified annual MLR thresholds and requirements related to the quality, credentialing, availability and accessibility of contracted providers participating in our healthcare professional networks. In addition, the ACA includes a combination of federal and state oversight and strict rules on how health insurance is rated, what benefits must be offered, the assessment of new taxes and fees, the creation of public Health Insurance Marketplaces for individuals and small employer group health insurance and the availability of premium subsidies for qualified individuals. The ACA allows individual states to choose to enact additional state-specific requirements that extend ACA mandates and some of the states where we operate have implemented higher MLR percentage requirements, lower tobacco user rating ratios, and different age curve variations. Changes to our business environment are likely to continue as elected officials at the national and state levels continue to enact, and both elected officials and candidates for election continue to propose significant modifications to existing laws and regulations. For information on risks associated with ACA and changes to ACA, see Part I, Item 1A. “Risk Factors—Most Material Risks to Us—Any changes to the ACA and its regulations could materially and adversely affect our business, results of operations, and financial condition.”

In general, the individual market risk pool that includes Health Insurance Marketplaces has changed significantly since its inception in 2014 and continues to exhibit risk volatility. Based on our experience in Health Insurance Marketplaces to date, we have made adjustments to our premium rates and participation footprint, and we will continue to evaluate the performance of our products going forward.

In addition, insurers have faced uncertainties related to federal government funding for various ACA programs. The ACA established significant subsidies to support the purchase of health insurance by individuals, in the form of APTCs, available through Health Insurance Marketplaces. APTCs are available to most individuals and families making between 100% and 400% of the federal poverty level (“FPL”). The American Rescue Plan Act (“ARPA”) increased the size of APTCs for individuals and families at every income level during 2021 and 2022, and the Inflation Reduction Act of 2022 renewed the eAPTCs for three years through the end of 2025. The eAPTCs resulted in $0 premiums for members under 150% FPL and lower premiums for all income brackets, with no member paying more than 8.5% of their income in premium. The eAPTCs expired at the end of 2025 and the pre-ARPA APTC structure has been reinstated. It is possible Congress may take action in 2026 to reinstate the eAPTC structure. For information on risks associated with the expiration and/or potential renewal of eAPTCs, see “Risk Factors—Most Material Risks to Us—Our success and ability to grow our business depend in part on retaining and expanding our member base. If we fail to add new members or retain current members, or manage our membership growth appropriately to meet our business objectives, our business, revenue, operating results, and financial condition could be harmed”, “—Failure to accurately estimate our incurred medical expenses or overall market morbidity, or effectively manage our medical costs or related administrative costs could negatively affect our financial position, results of operations, and cash flows” and “—Any changes to the ACA and its regulations could materially and adversely affect our business, results of operations, and financial condition.”

Further, implementation of the ACA brought with it significant oversight responsibilities by Health Insurance Entities that may result in increased governmental audits, increased assertions of alleged False Claims Act (“FCA”) liability, and an increased risk of other litigation.

Federal regulatory agencies continue to modify regulations and guidance related to the ACA and Health Insurance Marketplaces more broadly. Some of the more significant ACA rules are described below:

•The minimum MLR threshold for the individual market, as defined by the U.S. Department of Health and Human Services (“HHS”), is 80%. Certain states require us to meet more restrictive MLR thresholds. For example, New York state law requires an 82% MLR for individual products and plans. These minimum MLR thresholds are based on definitions of an MLR calculation provided by HHS, or specific states, as applicable, and differ from our calculation of MLR based on premium revenue and benefit expense as reported in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Definitions under applicable MLR regulations also impact insurers differently depending upon their organizational structure or tax status, which could result in a competitive advantage to some insurance providers that may not be available to us, resulting in an uneven playing field in the industry. Failure to meet the minimum MLR thresholds triggers an obligation to issue premium rebates to members.

•The ACA directed the HHS Secretary to develop a system that rates qualified health plans (“QHPs”), certified by the Health Insurance Marketplaces based on relative quality and price. As a QHP issuer, we must submit quality rating information in accordance with CMS guidelines as a condition of certification and participation in the Health Insurance Marketplaces. Our overall ratings, represented on a scale of 1.0 to 5.0 stars, are based on three categories: member experience, medical care, and plan administration. Quality rating information for QHPs is publicly displayed and accessible to consumers on all Health Insurance Marketplaces.

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

•Prior to the implementation of the ACA, Health Insurance Entities were permitted to use differential pricing based on factors such as health status, gender, and age. The ACA prohibits Health Insurance Entities from selling ACA-regulated plans in the individual market from using health status and gender in the determination of the insurance premium. In addition, age rating under the ACA is limited to a 3:1 ratio for adults age 21 and older, and tobacco use rating is limited to a 1.5:1 ratio. States also may choose to enact more restrictive rules than the federal minimum standards.

•CMS administers an ACA risk adjustment program, which is a system designed to stabilize premiums across the market by redistributing funds from plans with relatively healthy members to plans with higher-risk members. Under the program, each plan is assigned a risk score based upon demographic information and current year claims information related to its members. Plans with lower than average risk scores relative to the estimated market average risk score, when applied to the statewide average premium, will have a risk adjustment payable into the pool. Inversely, plans with higher than average risk scores relative to the estimated market average risk score, when applied to the statewide average premium, will have a risk adjustment receivable from the pool. In addition, the CMS and the HHS Office of Inspector General (“HHS-OIG”) perform risk adjustment data valuation (“RADV”) audits of health insurance plans, sometimes years after the applicable payment year, to validate the coding practices of and supporting documentation maintained by healthcare providers, and such audits can result in retrospective adjustments to risk transfer payments.

•CMS has oversight of agents, brokers, and EDE entities, all of whom facilitate member enrollments in coverage in the Health Insurance Marketplaces. From time to time, CMS may issue regulations relating to administrative or operational requirements for these entities including but not limited to their licensure, program integrity requirements and processes to confirm eligibility of applicants. CMS has recently been increasingly focused on improving integrity in the eligibility and enrollment process and preventing unauthorized changes in consumer enrollments in the Health Insurance Marketplaces by agents and brokers, and we expect this focus to continue. During the second half of 2024, CMS enacted new measures to respond to increases in unauthorized changes in consumer enrollments by agents and brokers and to reduce consumer burdens related to unauthorized enrollments. While these measures are important to prevent unauthorized enrollments, they may also make it more difficult for individuals to complete valid enrollments in new plans, switch from one plan to another, or obtain APTCs. In addition, on June 25, 2025, CMS issued a rule that created stricter eligibility verification processes for APTCs, as well as other requirements related to ACA plan enrollment, including shorter OEPs and the suspension of certain SEPs (the “Program Integrity Rules”). On August 22, 2025, in connection with City of Columbus vs. Kennedy, in which the plaintiffs alleged certain provisions of the Program Integrity Rules are contrary to law, a federal district court in Maryland issued a nationwide stay on several provisions of the Program Integrity Rules pending a final ruling on the merits of the case. The stayed provisions were not in effect during the 2026 OEP. Many of the stayed provisions would have otherwise impacted enrollment processes and APTC eligibility during the 2026 OEP. For example, the court stayed the application of a $5 monthly premium to enrollees in $0 premium plans who do not actively reenroll during open enrollment. Provisions of the Program Integrity Rules unaffected by the stay became effective on August 25, 2025. Furthermore, on July 4, 2025, the President signed into law the One Big Beautiful Bill Act (the “OBBBA”) which, among other relevant matters, limits the eligibility of APTCs for certain populations, and requires additional verification procedures to confirm member eligibility for APTCs.

Medicaid redeterminations began on April 1, 2023 and CMS announced an SEP that began March 31, 2023 and ended November 30, 2024 to facilitate enrollment in the ACA by individuals who lost Medicaid coverage under the redetermination process. Our understanding is that in 2024 most states substantially completed the unwinding-related renewals for beneficiaries enrolled in Medicaid or the Children's Health Insurance Program (“CHIP”). We believe these Medicaid redeterminations contributed to increases in our membership in 2024; however, we do not believe that we experienced significant growth in our membership from the Medicaid redetermination process in 2025. We believe that members who have enrolled in the ACA through the Medicaid redetermination process have increased the overall morbidity of the Health Insurance Marketplaces.

The Notice of Benefit and Payment Parameters (“NBPP”) final rule is issued annually and contains comprehensive updates to ACA regulations. The NBPP for policy year 2026 was released on January 13, 2025, and the NBPP for policy year 2027 was proposed on February 9, 2026. QHP issuers on the Federal Marketplace have historically been permitted to offer unlimited non-standard plans. State Based Marketplaces have discretion on whether to impose limits on non-standard plans and approaches vary. In the NBPP for policy year 2024, CMS imposed a limit of four non-standardized plan options on the federal marketplace and in the NBPP for policy year 2025, CMS limited the number of non-standard plan options that QHP issuers may offer on the federal ACA marketplace to two per product network type, per metal level (excluding catastrophic plans). The rule also created an exceptions process for plans offered beyond the limit of two non-standardized plans if they provide twenty five percent reduced cost-sharing for chronic and high-cost condition benefits. This exceptions process provides a limited opportunity for innovation for products designed to serve members with chronic and high-cost condition benefits.The NBPP for policy year 2027 proposes to repeal non-standard plan limits. The NBPP for policy year 2027 also proposes additional provisions that, if enacted, could significantly impact the Health Insurance Marketplace. For more information see “Part I, Item 1, “Business–Government Regulation–Ongoing Requirements and Changes to the ACA”, and Part I, Item 1A. “Risk Factors-Any changes to the ACA and its regulations could materially and adversely affect our business, results of operations, and financial condition.”

Privacy, Confidentiality and Data Standards Regulation

The Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (together, “HIPAA”) and the administrative simplification provisions of HIPAA impose a number of requirements on covered entities (including Health Insurance Entities group health plans, certain providers, and clearinghouses) and their business associates relating to the use, disclosure and safeguarding of PHI. These requirements include uniform standards of common electronic healthcare transactions and privacy and security regulations, and unique identifier rules for employers, health plans, and providers.

In addition, HIPAA and corresponding implementing regulations have imposed additional requirements on the use and disclosure of PHI such as additional breach notification and reporting requirements, contracting requirements for HIPAA business associate agreements, and strengthened enforcement mechanisms and increased penalties for HIPAA violations. Federal consumer protection laws may also apply in some instances to our privacy and security practices related to personally identifiable information.

On December 27, 2024, HHS, through its Office for Civil Rights (“OCR”), issued a proposed rule to improve cybersecurity and better protect the U.S. health care system from a growing number of cyberattacks. The proposed rule would modify the HIPAA Security Rule to require health plans and payers (Health Insurance Entities), and most health care providers, and their business associates, to strengthen cybersecurity protections for individuals’ PHI. This proposed rule is the latest step taken by OCR to address more frequent cyberattacks targeting the U.S. health care system, consistent with the HHS Healthcare and Public Health critical infrastructure sector Cybersecurity Performance Goals.

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

The use and disclosure of certain data that we collect or process about or from individuals are also regulated in some instances by other federal laws, including the Gramm-Leach-Bliley Act (“GLBA”), and state statutes implementing GLBA, in connection with insurance transactions in the states where we operate. Additionally, in response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions, including New York, have begun to consider new cybersecurity measures, including the adoption of cybersecurity regulations. In March 2017, the New York Department of Financial Services promulgated Cybersecurity Requirements for Financial Services Companies, which were amended in 2023 and require covered financial institutions to establish, implement and maintain a cybersecurity program and cybersecurity policies and procedures that meet specific requirements. Additionally, in 2017 the NAIC adopted the Insurance Data Security Model Law, which established standards for data security and for the investigation and notification of insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. A number of states have enacted the Insurance Data Security Model Law or similar laws, and we expect more states to follow.

There are also numerous state and federal laws and regulations related to the privacy and security of health information. Laws in all 50 states require businesses to provide notices to affected individuals whose personal information has been disclosed as a result of a data breach, and certain states require notifications for data breaches involving individually identifiable health information. Most states require holders of personal information to maintain safeguards and take certain actions in response to a data breach, such as maintaining reasonable security measures and providing prompt notification of the breach to affected individuals and the state’s attorney general. For further discussion, see Part I, Item 1A. “Risk Factors—Risks Related to the Regulatory Framework that Governs Us—If we or any of our vendors fail to comply with laws, regulations and standards relating to the handling of information about individuals or applicable consumer protection laws, we may face significant liability, negative publicity, and/or erosion of trust, which could materially affect our business, reputation, results of operations, financial position, and cash flows; additionally, compliance with these laws, regulations, and standards involves significant expenditure and resources.”

Furthermore, states have begun enacting more comprehensive privacy laws and regulations addressing consumer rights to data protection or transparency that may affect our privacy and security practices. The California Consumer Privacy Act of 2018 (“CCPA”) and the California Privacy Rights Act of 2023 (“CPRA”) began a trend toward more stringent privacy legislation in the United States, and multiple states have enacted, or are expected to enact, similar laws, including the Oregon Consumer Privacy Law which took effect on July 1, 2024, and the Minnesota Consumer Data Privacy Act which took effect on July 31, 2025, not all of which exempt Health Insurance Entities categorically. Newer federal regulations requiring additional transparency could also materially impact our operations. These regulations include federal regulation on data interoperability requiring member data to be made available to third parties unaffiliated with Oscar, as well as federal regulations requiring hospitals and insurers to publish negotiated prices for services as well as the most accurate out-of-pocket cost estimate possible based on an individual’s health plan for procedures, drugs, durable medical equipment, and other items or services.

In addition, certain of our businesses are also subject to the Payment Card Industry Data Security Standard (“PCI-DSS”), which is a multifaceted security standard that is designed to protect credit card account data as mandated by payment card industry entities. We rely on vendors to assist us with PCI-DSS matters and to maintain PCI-DSS compliance. Our business and operations are also subject to federal, state, and local consumer protection laws governing the use of email and telephone marketing.

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

Fraud, waste, and abuse prohibitions encompass a wide range of activities, including, but not limited to, kickbacks or other inducements for referral of members or for the coverage of products (such as prescription drugs) by a plan, billing for unnecessary medical services by a healthcare provider, payments made to excluded providers, improper enrollments or manipulative practices and improper marketing and beneficiary inducements. In particular, there has recently been increased scrutiny by the DOJ on health plans’ diagnosis coding and risk adjustment practices, particularly for Medicare Advantage plans, which we offered until the plan year 2024. In addition, CMS is increasingly focusing on allegedly fraudulent behavior by brokers. Under applicable regulatory requirements and our policies, we must take appropriate measures to determine whether there is credible evidence that any of our members, particularly those who receive federal APTCs, were enrolled by brokers without their authorization. In such cases, we conduct certain outreach procedures under our policies and refer instances of potentially unauthorized enrollment to the appropriate authorities for potential rescission, which may also entail retroactive adjustment of membership numbers or rescission of federal APTCs, and if such rescissions are effected following the calculation or payment of our risk adjustment transfer payable or the settlement of claims, the resulting financial impact on us could be compounded. The regulations, contractual requirements, and policies applicable to participants in government healthcare programs are complex and subject to change. Health Insurance Entities, as well as health insurance agencies and EDE entities, are required to maintain compliance programs to prevent, detect, and remediate fraud, waste, and abuse, and are often the subject of fraud, waste, and abuse investigations and audits.

In addition to the FCA, under the federal Civil Monetary Penalties Law, the HHS-OIG has the authority to impose civil penalties against any person who, among other things, knowingly presents, or causes to be presented, certain false or otherwise improper claims. There also is FCA liability for knowingly or improperly avoiding repayment of an overpayment received from the government and/or failing to promptly report and return such overpayment. Qui tam actions can be brought by private individuals (for example, a “whistleblower,” such as a disgruntled current or former competitor, member, or employee) on behalf of the government alleging that a company has defrauded the government, and the FCA permits the private individual to share in any settlement of, or judgment entered in, the lawsuit. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay substantial settlement amounts, and/or enter into a CIA and/or other heightened monitoring arrangements to avoid exclusion from government healthcare programs as a result of an investigation arising out of such action. See Part I, Item 1A. “Risk Factors—Risks Related to the Regulatory Framework that Governs Us—We are subject to extensive fraud, waste, and abuse laws that may require us to take remedial measures or give rise to lawsuits, audits, investigations and claims against us, the outcome of which may have a material adverse effect on our business, financial condition, cash flows, or results of operations.”

Further, analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, may be broader in scope than their federal equivalents; state insurance laws require Health Insurance Entities, as well as health insurance agencies and EDE entities, to comply with state regulations.

Guaranty Fund Assessments

Under certain state insolvency or guaranty association laws, Health Insurance Entities can be assessed for amounts paid by guaranty funds for policyholder losses incurred when a Health Insurance Entity becomes insolvent. Most state insolvency or guaranty association laws currently provide for assessments based upon the amount of premiums received on insurance underwritten within such state (with a minimum amount payable even if no premium is received). Under many of these guaranty association laws, assessments are made or adjusted retrospectively. Some states permit Health Insurance Entities to recover assessments paid through full or partial premium tax offsets, or through future policyholder surcharges. The amount and timing of any future assessments cannot be predicted with certainty; however, future assessments may occur.

Corporate Practice of Medicine and Fee-Splitting Laws

Oscar Medical Group, which consists of five physician-owned professional corporations, functions as a direct medical service provider and, as such, our arrangements with Oscar Medical Group are subject to additional laws and regulations. Some states have corporate practice of medicine laws prohibiting specific types of entities from practicing medicine or employing physicians to practice medicine. Moreover, some states prohibit certain entities from engaging in fee-splitting practices which involve sharing in the fees or revenues of a professional practice. These prohibitions may be statutory or regulatory, or may be imposed through judicial or regulatory interpretation. The laws, regulations and interpretations in certain states have been subject to limited judicial and regulatory interpretation and are subject to change. See Part I, Item 1A. “Risk Factors—Risks Related to Our Business—We make virtual healthcare services available to our members through Oscar Medical Group, in which we do not own any equity or voting interest, and our virtual care availability may be disrupted if our arrangements with providers like the Oscar Medical Group become subject to legal challenges.”

AVAILABLE INFORMATION

Our website is www.hioscar.com. Through the “Investor Relations” section of our website (ir.hioscar.com), we make available free of charge a variety of information for investors, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the Securities and Exchange Commission (“SEC”).

We announce material information to the public about us, our products and services, and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, webcasts and the investor relations section of our website in order to achieve broad, non-exclusionary distribution of information to the public and to comply with our disclosure obligation under Regulation Fair Disclosure.
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

Item 1A. Risk Factors
Our business involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in or incorporated by reference in this Annual Report on Form 10-K, including our audited Consolidated Financial Statements and related notes, as well as our other filings with the SEC. The occurrence of any of the events described below could harm our business, operating results, financial condition, liquidity, or prospects, and could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us in filings with the SEC, press releases, communications with investors, and oral statements. In any such event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business.

Most Material Risks to Us

Our business, financial condition, and results of operations may be harmed if we fail to execute our strategy and manage our growth effectively.

Our strategy includes, without limitation, acquiring new members, retaining existing members, introducing new products and plans, expanding into new markets and lines of business, and monetizing our technology through our +Oscar platform.

We may from time to time expand our membership by entering into new markets, introducing new health plans in the markets in which we currently operate, or entering into new lines of business. As we take these steps, we may incur significant expenses prior to commencement of operations and the receipt of revenue in new markets or from new plans, including significant time and expense in obtaining the regulatory approvals and licenses necessary to grow our operations. For example, in order to obtain a certificate of authority to market and sell insurance in most jurisdictions, we must establish an adequate provider network and demonstrate our ability to perform or delegate utilization management and other administrative functions, and we may be unable to complete these operational steps in a timely manner or at all. In addition, there are requirements and standards that need to be met, including in some cases an annual recertification process, in order to participate on Health Insurance Marketplaces. Even if we are successful in obtaining a certificate of authority, regulators may not approve our proposed benefit designs, provider networks, or premium levels, or may require us to change them or otherwise operate in ways that harm our profitability. If we are unable to obtain the approvals or licenses necessary, or otherwise meet regulatory and Health Insurance Marketplaces’ requirements, our results of operations and financial condition could be materially and adversely affected.

As we expand our member base and enter new markets, we are also required to contribute capital to our Health Insurance Subsidiaries to fund capital and surplus requirements, escrows, or contingency guaranties, which may, at times, be significant. If we are successful in establishing a new health plan or entering a new market, increasing membership, revenues and medical costs could trigger further increased capital requirements, including RBC, that could substantially exceed the net income generated by the health plan or in the new market. In certain states, the applicable statutes mandate higher capital requirements for an initial seasoning period, which may be reduced at the regulator’s discretion. In addition, our membership may increase as a result of other factors over which we have limited control, including as a result of regulatory actions or other developments that contribute to an increase in participants in the Health Insurance Marketplaces, or that contribute to certain of our competitors leaving the Health Insurance Marketplaces, which similarly could trigger further increased capital requirements that could be substantial. We may not be able to fund on a timely basis, or at all, the increased contribution and RBC requirements with our available cash resources, and may need to incur indebtedness or issue additional capital stock. In the event we need access to capital for such purposes, our ability to obtain such capital may be limited and may come at significant cost. Further, in light of market uncertainty, we have taken, and may in the future take, preemptive steps designed to prudently manage our membership and capital position.

Further, we may experience delays in operational start dates as we enter new markets or decide to exit geographic markets or terminate insurance products, which we have done historically from time to time, which could not only result in financial harm, but also reputational harm to our brand. In addition, if competitors seek to retain market share by reducing prices, we may be forced to reduce our prices on similar plan offerings in order to remain competitive. A reduction in our plan pricing may not enable us to maintain our competitive position, and any such reduction could impact our financial condition or require a change in our operating strategies. As a result of these factors, entering new markets or introducing new health plans may decrease our profitability.

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

We also pursue opportunities to monetize our technology platform through +Oscar and we may be in discussions with respect to one or more such opportunities at any given time. To offer our +Oscar platform administrative services, we may be required to obtain and maintain licenses and approvals in new and existing markets, including for third party administrative services, utilization review administrative services, pharmacy benefit administration, or preferred provider network administration services. We may not be able to obtain and maintain such licenses and approvals on our expected timetable or at all, or to otherwise expand our administrative service offerings. Even if we are able to obtain necessary licenses and approvals, our +Oscar arrangements may pose further operational challenges, may not be implemented on our expected timetable or at all, may not perform as well as expected, may not achieve timely profitability or expected synergies, may require us to incur additional costs, may expose us to additional liability, or may result in limitations on our ability to offer products in certain insurance markets and geographic regions.

We may also pursue opportunistic partnerships and acquisitions to allow us to provide better healthcare options for our members as well as to augment existing operations, and we may be in discussions with respect to one or more partnerships or acquisitions at any given time. For example, in May 2025, we purchased 100% of the equity interests in three businesses operating in the individual market: Lucie, Inc., a CMS approved EDE entity, IHC Specialty Benefits, Inc., an insurance agency that sells individual medical and supplemental health products, and Healthinsurance.org, LLC, which operates online lead generation domains providing educational content for consumers navigating health insurance and the ACA marketplace. Partnerships or other acquisition opportunities that we enter into may not perform as well as expected, may not be integrated successfully, may not achieve timely profitability or expected synergies, may expose us to additional liability, may limit our ability to offer products in certain insurance markets and geographic regions, or may divert management time and attention away from running the Company’s business and operations.

Pursuing our strategy requires significant capital expenditures, the allocation of valuable management and operational resources, and the hiring of additional personnel, and may strain our operations, and our financial and management controls and reporting systems and procedures. For example, we have experienced, and may in the future experience, challenges with respect to our operations, including with respect to our claims systems, and these difficulties could increase as our membership increases and as we expand into new markets or business lines. We also have experienced and may in the future experience attrition, which may further exacerbate these challenges. If we are unable to effectively execute our strategy and effectively manage our operations, systems and controls, our results of operations and financial condition could be materially and adversely affected.

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
•the eAPTCs under the ARPA are not renewed after 2025, or are otherwise eliminated or reduced, or other APTCs or subsidies under the ACA are eliminated or reduced;
•the eAPTCs are renewed, in whole or in part, in 2026;
•regulatory or legislative actions are implemented that impact the ACA market, including (i) actions to improve the integrity in the ACA eligibility and enrollment process, such as the CMS Program Integrity Rules and the OBBBA and (ii) if the federal government funds a CSR program;
•we increase pricing as a result of changes or developments in the Health Insurance Marketplaces, including as a result of increased morbidity in the market;
•we exit markets, or otherwise reduce or limit the plan offerings we offer within markets, as a result of regulatory or market dynamics;
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
•we fail to continue to offer differentiated and competitive products, or there are regulatory actions that limit the types of plans that can be offered, such as the NBPP;
•initiatives designed to improve member and provider experience, including the use of AI technologies or other new technologies, are unsuccessful or discontinued, whether as a result of actions by us, our competitors, regulators, or other third parties;
•as a result of changes in law or otherwise, our competitors participate in the individual market to a greater extent than they have previously;
•there is an initiation of a new SEP, termination of an existing SEP, or other unexpected healthcare market developments, including in response to legislative, regulatory or political developments and executive orders;
•our digital platform experiences technical or other problems or disruptions that frustrate the experience of members or providers or other third-party partners;
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
•members are removed by CMS in accordance with fraud, waste and abuse laws and regulations; or
•our efforts to partner with ICHRA platforms to transition small, mid-sized and large employers to the individual market where their employees can choose an Oscar product are not successful, or take significantly more time than expected to be successful.

For example, CMS is increasingly focused on improving integrity in the Health Insurance Marketplaces eligibility and enrollment process, and we expect this focus to continue. During the second half of 2024, CMS enacted new measures to respond to increases in unauthorized changes in consumer enrollments by agents and brokers and to reduce consumer burdens related to unauthorized enrollments, and these measures may make it more difficult for members to enroll in new plans or switch from one plan to another. In addition, on June 25, 2025, CMS issued the Program Integrity Rules which, among other things, created stricter eligibility verification processes for APTCs, as well as other requirements related to ACA plan enrollment, including shorter OEPs and the suspension of certain SEPs. For instance, certain provisions that went into effect in August 2025 include a pause in the SEP for individuals making below 150% of the FPL. In addition, starting in 2026 with respect to policy year 2027, the rules will change the annual OEP for all individual market coverage to run from November 1 through December 15 preceding the coverage year, instead of through January 15 of the coverage year. Many of the provisions of the Program Integrity Rules would have impacted enrollment processes and APTC eligibility in the 2026 OEP, except that a federal district court in Maryland stayed certain provisions of the rules in connection with City of Columbus v. Kennedy. The court found that the plaintiffs were likely to succeed on the merits with respect to their claims that certain provisions were contrary to law or arbitrary and capricious and therefore stayed these provisions pending the outcome of the litigation. The stayed provisions included stricter income eligibility verification processes for APTCs, such as provisions requiring more frequent reconciliation of APTC eligibility against tax returns, which would have impacted the number of individuals that qualified for APTCs. In addition, the court stayed the provision imposing a $5 monthly premium on enrollees in $0 premium plans who do not actively reenroll during open enrollment, which would have effectively prevented automatic re-enrollment in the 2026 OEP. The stayed provisions were not in effect during the 2026 OEP, but may be in effect for future OEPs.

We expect the Program Integrity Rules could result in a number of individuals in states where we operate losing eligibility for APTCs and could therefore reduce the number of individuals enrolled in the Health Insurance Marketplace. Although the provisions stayed by the court in City of Columbus v. Kennedy were not effective for the 2026 OEP, the provisions that have taken effect, and/or the uncertainty caused by the stayed provisions, may still impact participation in the Health Insurance Marketplaces during 2026. In addition, we are unable to predict with certainty the outcome of this litigation, but if the stayed provisions are reinstated in 2026, they are expected to impact enrollment processes and APTC eligibility during the 2027 and other future OEPs

The OBBBA enacted several provisions that may impact the number of enrollees in Health Insurance Marketplaces and, by extension, the size of our member population. These include ending the APTCs for individuals who enroll in plans via the SEP with income below 150% of the FPL, prohibiting automatic re-enrollment for tax year 2028, and eliminating APTC eligibility for some formerly covered individuals (such as refugees and other immigrant populations). While we expect these provisions to result in a reduction in the number of enrolled individuals in the Health Insurance Marketplace, we cannot predict with certainty the magnitude of the impact on our membership or our business.

The Program Integrity Rules, as well as the OBBBA, could have a material impact on the Health Insurance Marketplaces and could also have a material impact on our membership, business, revenue, operating results, and financial condition.

Even though the eAPTCs expired at the end of 2025, it is possible that they could be renewed, but the timing of such a decision, and the manner in which the eAPTCs could be renewed, is uncertain and could occur in 2026, which could cause potential disruption and uncertainty for the 2026 OEP. Our failure to effectively anticipate, implement, and manage the operational and regulatory complexities associated with the extension of eAPTCs could also result in a negative member experience and make it difficult to manage membership changes effectively, and negatively affect our reputation, financial condition, and results of operations. If the eAPTCs are renewed, it is possible that a SEP would be initiated which could alter member mix and enrollment levels (including by allowing individuals who enrolled with us during open enrollment to switch to a competitor’s plan), as well as shift consumer behavior. Because these changes would likely occur with limited advance notice and implementation guidance, we may be required to quickly modify our systems, pricing, enrollment processes, and customer support operations to accommodate new eligibility rules, or marketplace workflows. Accelerated timelines increase the risk of operational errors, system disruptions, and member service issues, including delayed or incorrect premium billing, or data reconciliation challenges with federal and state marketplaces. Additionally, sudden enrollment surges may strain our customer service capacity, technology infrastructure, and third-party vendor relationships, potentially reducing service quality. While we are actively planning for various legislative and regulatory outcomes, including full or partial renewal, and have analyzed several operational pathways to mitigate these risks, these efforts may not be sufficient to prevent adverse impacts on our operations and financial results if the APTCs are renewed in whole or in part in 2026, or are renewed on unfavorable terms.

CMS announced the resumption of periodic data matching operations at least twice per calendar year to decrease the number of people simultaneously enrolled in Medicaid/CHIP and a subsidized ACA health plan. These initiatives include sharing lists of dually-enrolled individuals with states and state-based exchanges, and for those dually enrolled in Medicaid/CHIP and a federally-facilitated exchange plan, directly notifying them so they can rectify their enrollment status. These provisions may result in a reduction in the number of enrolled individuals in the Health Insurance Marketplace, but we cannot predict with certainty the magnitude of the impact on our membership, overall market morbidity, or our business.

We operate in a highly competitive environment and some of the Health Insurance Entities with which we compete have greater financial and other resources, offer a broader scope of products, and may be able to price their products more competitively than ours. Many of our competitors also have relationships with more providers and provider groups than we do, and can offer a larger network or obtain better unit cost economics. Our inability to overcome these challenges could impair our ability to attract new members and retain existing members, and could have a material adverse effect on our business, revenue, operating results, and financial condition. Additionally, if we are not able to grow our membership, we may be unable to attract additional partners to our +Oscar platform or maintain existing +Oscar partnerships, which could impact our ability to execute our growth strategy.

Failure to accurately estimate our incurred medical expenses or overall market morbidity, or effectively manage our medical costs or related administrative costs could negatively affect our financial position, results of operations, and cash flows.

We set our premiums in advance of each policy year based on competitive factors in each market in which we participate as well as projections of our future expenses and of the future morbidity of the Health Insurance Marketplace. As a result, the profitability of our insurance business depends, to a significant degree, on our ability to accurately estimate and effectively manage our medical expenses and administrative costs, as well as accurately estimate the future morbidity of the Health Insurance Marketplaces and estimate our risk adjustment transfer.

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
•the impact on the morbidity of our members or the broader market member population from ongoing regulatory actions, including actions to improve the integrity in the ACA eligibility and enrollment process (such as the Program Integrity Rules and the OBBBA), the expiration of eAPTCs in 2025, or the potential extension of eAPTCs, in whole or in part, in 2026, if the federal government funds a CSR program, and Medicaid redeterminations;
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
•the impact on the morbidity of our members or the broader market member population from any shrinkage in the Health Insurance Marketplaces that results from price increases by us or our competitors;
•changes in purchase discounts or pharmacy volume rebates received from drug manufacturers and wholesalers, or the guaranteed minimum discounts or rebates we agree to with the pharmacy benefit manager that negotiates and collects such discounts and rebates on our behalf;
•continued increases in broker fees due to the proportion of broker-acquired business continuing to increase in line with the macro trend in the Health Insurance Marketplaces of fewer members signing up directly on exchanges;
•the broader competitive landscape, including new membership resulting from other Health Insurance Entities exiting our markets, reducing or eliminating plan offerings in our markets, or changing their pricing strategies, initiation of new SEPs and general expansion of the individual health insurance market;
•lack of credible data in new regions or with respect to new plan offerings or newly enrolling member populations;
•changes in the utilization of prescription drugs, medical services or other covered items or services, including changes in member utilization patterns ahead of potential lapses in coverage due to regulatory change (such as the expiration of the eAPTCs);
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

For example, on December 15, 2026, one of our competitors in Georgia, Kaiser Foundation Health Plan of Georgia, Inc. (“Kaiser”), entered into a consent order with the Georgia Office of the Commissioner of Insurance (the “Georgia Regulator”) to suppress all of Kaiser’s plans from the Georgia Health Insurance Marketplace, effective as of January 16, 2026 (the “Suppression Order”). Because we have the next-lowest priced plans in the Georgia Health Insurance Marketplace, if the Suppression Order had remained in place, we might have acquired a disproportionate number of members who enroll after open enrollment, during an SEP. SEP members have historically had a higher overall medical loss ratio than members who enroll during open enrollment. Because an increased share of SEP members was not reflected in our premium rate assumptions for policy year 2026, the medical expenses, net of risk adjustment, for this population could have developed unfavorably relative to our original pricing expectations, which could have had a material negative impact on our financial condition, results of operations, and cash flows. We successfully challenged the Suppression Order through an administrative hearing procedure before the Georgia Regulator and the Suppression Order was permanently stayed. Kaiser may seek to pursue a legal challenge to the administrative decision, and if Kaiser is successful, the Suppression Order could be reinstated. If this were to occur, we could petition the Georgia Regulator to take additional actions to address the impact of the Suppression Order. These actions could include a petition to suppress our plans or revise our policy rates, but such petitions may be denied. We have also prepared mitigation plans, if needed, but those efforts may not be successful.

Medicaid redeterminations began on April 1, 2023 and CMS announced an SEP that began March 31, 2023 and ended November 30, 2024 to facilitate enrollment in the ACA by individuals who lost Medicaid coverage under the redetermination process. Our understanding is that in 2024 most states substantially completed the unwinding-related renewals for beneficiaries enrolled in Medicaid or CHIP. We believe these Medicaid redeterminations have previously contributed to increases in our membership in 2024; however, we do not believe that we experienced significant growth in our membership from the Medicaid redetermination process in 2025. We believe that members who have enrolled in the ACA through the Medicaid redetermination process have increased the overall morbidity of the Health Insurance Marketplace. However, we cannot predict ACA plan enrollment patterns and the potential impact of recent and future enrollments on market morbidity, and the related impact on our underwriting margin, risk adjustment payables and MLR is therefore uncertain.

Due to the time lag between when services are actually rendered by providers and when we receive, process, and pay a claim for those services, our medical expenses include a provision for claims incurred but not paid. Given the uncertainties inherent in making estimates for such provisions, our claims liability estimates may not be adequate, and any adjustments to these estimates may unfavorably impact, potentially in a material way, our reported results of operations and financial condition. Further, our inability to estimate our claims liability may also affect our ability to take timely corrective actions, further exacerbating the extent of any adverse effect on our results.

Even though the eAPTCs expired at the end of 2025, it is possible that they could be renewed, but the timing of such a decision, and the manner in which the eAPTCs could be renewed, is uncertain and could occur in 2026, which could cause potential disruption and uncertainty for the 2026 OEP. If eAPTCs are renewed, in whole or in part, failure to effectively anticipate, implement, and manage the regulatory and operational complexities could negatively affect our financial condition and results of operations. There are a number of scenarios that regulators could implement, such as requiring plans to refile rates, attempting to reduce premiums on a uniform basis, or requiring us to rebate a portion of our premiums to members or the federal government. Any of these efforts would need to be implemented in a highly compressed timeline, could strain our operational resources and lead to delays, errors, or increased costs, and increase the risk of pricing inaccuracies, margin compression, and/or that premiums are insufficient to cover the cost of our members’ medical expenses. The overall market disruption caused by this uncertainty could also create an unstable operating environment, making it challenging to accurately forecast enrollment and manage our financial outlook. While we are actively planning for various legislative and regulatory outcomes, including full or partial renewal, and have analyzed several operational pathways to mitigate these risks, these efforts may not be sufficient to prevent adverse impacts on our operations and financial results if the eAPTCs are renewed in whole or in part in 2026, or are renewed on unfavorable terms.

We also incur substantial administrative costs, particularly distribution costs, the costs of scaling and improving our operations, and the costs of hiring and retaining personnel. External factors, including general economic conditions such as inflation, tariffs, and unemployment levels and federal and state legislative and regulatory actions, are generally beyond our control and could further reduce our ability to accurately estimate and effectively control our administrative expenses, including the cost of our third-party vendors. Furthermore, regulatory changes or developments may require us to change our existing practices with respect to broker commissions and could potentially result in a substantial increase in related costs or limit our ability to manage those costs in the future. Any such increase in costs could cause our actual results to differ, potentially materially, from our prior expectations. As a result of our market expansion, expansion of our plan offerings and growth of our membership, our anticipated medical expenses and administrative costs are subject to additional uncertainty.

From time to time in the past, our actual results have varied from those expected, particularly in times of significant changes in the number of our members, as a result of market morbidity shifts, or when we commence or exit operations in a new state or region, and we may experience similar variance in the future. If it is determined that our estimates are significantly different from actual results, our results of operations and financial position could be adversely affected.

The result of risk adjustment programs may impact our revenue, add operational complexity, and introduce additional uncertainties that may have a material adverse effect on our results of operations, financial condition, and cash flows.

The individual markets we serve, and the small group and Medicare Advantage markets we formerly served, employ risk adjustment programs that impact the revenue we recognize for our enrolled membership. We reassess the estimates of the risk adjustment settlements each reporting period and any resulting adjustments are made to premium revenue.

As a result of the variability in the mechanics of the program itself, or of certain factors that go into the development of the risk transfers we recognize, such as risk scores, and other market level factors where applicable, the actual amount of revenue could be materially more or less than our estimates. The data that we rely upon to calculate these estimates includes data received from independent third parties. In addition, the data may be incomplete, can vary considerably from period to period, requires considerable judgment in interpretation, lacks context and provides limited insight. Moreover, our estimates are subject to change due to factors outside of our control, such as changes in legislation and regulations (including the expiration of the eAPTCs and the CMS program integrity rules), regulatory enforcement, enrollment in government health plans, inflation, market size, market morbidity, the actions of our competitors, and other uncertainties. Consequently, our estimates of our health plans’ risk scores for any period, our estimates of the risk scores for the markets in which we participate, and any resulting change in our accrual of risk adjustment transfers related thereto, has had a negative impact in the past and could in the future have a material adverse effect on our results of operations, financial condition, and cash flows. For example, in the second and third quarters of 2025, the Company received third party reports indicating that the ACA average market risk scores (a measure of market morbidity) were significantly higher than the overall market expectation, which resulted in the Company significantly increasing its estimated risk adjustment transfer payable for such quarters. In the fourth quarter, the Company received third party reports indicating that overall market morbidity had stabilized, but that the Company had lower-than-anticipated relative risk scores, which resulted in the Company increasing its estimated risk adjustment transfer payable as of December 31, 2025. Furthermore, a significant change in our risk adjustment transfer estimates could require us to contribute additional capital to our Health Insurance Subsidiaries to meet statutory capital requirements. We may not be able to fund the increased capital contribution requirements with our available cash resources on a timely basis, or at all and may need to incur indebtedness or issue additional capital stock. In the event we need access to capital for such purposes, our ability to obtain such capital may be limited and may come at significant cost and could require us to raise capital during periods where additional capital is not available on favorable terms, or at all.

The data provided to CMS to determine our risk scores are subject to audit by CMS for several years after the annual settlements occur. Additionally, we may continue to be subject to audits related to the small group and Medicare Advantage plans that we historically offered. If the risk adjustment data we submit are found to incorrectly overstate the health risk of our members, we may be required to refund funds previously received by us and/or be subject to penalties or sanctions, including potential liability under the FCA, which could be significant and would reduce our revenue in the year that repayment or settlement is required. Further, if the data we provide to CMS incorrectly understates the health risk of our members, we might be underpaid for the care that we must provide to our members, which could have a negative impact on our results of operations and financial condition.

Any changes to the ACA and its regulations could materially and adversely affect our business, results of operations, and financial condition.

For each of the years ended December 31, 2025 and 2024, approximately 98% of our revenue was derived from sales of health plans subject to regulation under the ACA, primarily comprised of policies directly purchased by individuals and families. Consequently, changes to, or repeal of, portions or the entirety of the ACA and its regulations, as well as judicial interpretations in response to legal and other constitutional challenges, could materially and adversely affect our business and financial position, results of operations, or cash flows. Even if the ACA is not amended or repealed, elected and appointed officials could continue to propose changes and courts could render opinions impacting the ACA, which could materially and adversely affect our business, results of operations, and financial condition.

The ACA also established significant subsidies to support the purchase of health insurance by individuals, in the form of APTCs, available through Health Insurance Marketplaces. The ARPA increased the size of APTCs for individuals at every household income level for 2021 and 2022, and the Inflation Reduction Act of 2022 renewed the eAPTCs for three years through the end of 2025. During the years ended December 31, 2025, and 2024, approximately 97%, and 92%, respectively, of the direct policy premiums of our members were subsidized by APTCs, including eAPTCs under the ARPA. The eAPTCs expired at the end of 2025, and this expiration, as well as any future elimination or reduction of other APTCs or subsidies, could make such coverage unaffordable to some individuals and thereby reduce overall participation in the Health Insurance Marketplaces and/or our membership. These fluctuations could have a significant adverse effect on our business and future operations, and our results of operations and financial condition. Such market and political dynamics may result in unanticipated changes in the composition and risk level of the Health Insurance Marketplaces’ risk pool, which could negatively impact our underwriting margins.

Historically, there have been significant efforts to repeal, or limit implementation of, certain provisions of the ACA. Such initiatives include repeal of the individual mandate effective in 2019, as well as easing of the regulatory restrictions placed on short-term limited duration insurance and association health plans, some or all of which may provide fewer benefits than the traditional ACA-mandated insurance benefits. The ACA has also been subject to multiple judicial challenges surrounding its constitutionality. The current presidential administration and/or Congress could bring possible changes in federal regulations governing Health Insurance Marketplaces. For instance, in connection with the Congressional debate regarding the extension of the eAPTCs, there have been numerous proposals put forward which include additional structural changes to the ACA and/or program integrity provisions.

Furthermore, on January 15, 2026, the Trump administration announced “The Great Healthcare Plan,” which calls on Congress to act on a number of healthcare proposals, including shifting federal funds away from the eAPTCs previously sent to insurers, and providing them instead directly to eligible individuals; funding a CSR program; “plain English” standards for rate and coverage information; and increased transparency regarding certain financial metrics and claims denial rates. The plan currently exists as a broad framework, and does not yet include detailed legislative text or specific implementation mechanisms. If certain of these proposals were to be implemented, there could be a significant restructuring of the funding mechanisms of the ACA, which could lead to fluctuations in participation in the Health Insurance Marketplaces from individuals seeking insurance coverage, possible non-renewal of existing policies, and/or increased administrative complexity and costs. In addition, if Congress enacts a CSR program, as a result of the rating methodology and benchmark dynamics in the ACA, Silver plan premiums may decrease, which could result in lower APTCs and therefore higher net premiums for members purchasing Bronze or Gold plans. As a result, these members may face increased out-of-pocket premium costs compared to current levels, significantly limiting access to affordable coverage options. Reduced affordability could lead to lower enrollment across ACA plans, adversely affecting membership levels. Reductions in membership levels in the Health Insurance Marketplace could lead to higher market morbidity and therefore impact the risk adjustment program and MLR.

In addition, on February 9, 2026, HHS released the proposed NBPP for policy year 2027. The NBPP is a rulemaking proposal, and it is unknown whether the provisions proposed in the NBPP ultimately will be adopted, either in whole or in part, or what changes to the proposed provisions may ultimately be adopted in the final NBPP. However, the NBPP includes a number of proposed provisions that, if adopted, could significantly impact the Health Insurance Marketplace. For instance, certain of the proposed provisions could provide greater flexibility with respect to plan designs, but given the uncertainty around the final terms of the rule and the short timeline for implementation once finalized, we may or may not be able to take advantage of that flexibility, and in the event that our competitors are able to take advantage of that flexibility and we are not, this could put us at a competitive disadvantage. Certain aspects of the proposed provisions could also lead to new entrants entering the market, or otherwise create market instability. Furthermore, certain aspects of the proposed provisions could, among other things, impact member enrollment levels in the Health Insurance Marketplaces, including as a result of enhanced enrollment and eligibility requirements or reduction in the perceived value of plans due to an increase in member cost shares. Reductions in membership levels in the Health Insurance Marketplaces could lead to higher market morbidity and therefore impact the Company’s risk adjustment position and the Company’s MLR. In addition, once the NBPP rules are finalized, due to the short implementation period anticipated for these rules, we may fail to effectively anticipate, implement, or manage the regulatory and operational complexities involved in preparing for and adhering to the new standards. Any of the above mentioned impacts could negatively affect our business, financial condition and results of operations. For more information, see Part I, Item 1, “Business–Government Regulation–Ongoing Requirements and Changes to the ACA”, and Part I, Item 1A. “Risk Factors-Most Material Risks to Us-Our success and ability to grow our business depend in part on retaining and expanding our member base. If we fail to add new members or retain current members, or manage our membership growth appropriately to meet our business objectives, our business, revenue, operating results, and financial condition could be harmed,” and “Risk Factors–Most Material Risks to Us–Failure to accurately estimate our incurred medical expenses or overall market morbidity, or effectively manage our medical costs or related administrative costs could negatively affect our financial position, results of operations, and cash flows.”

Because we rely on the Health Insurance Marketplaces, any significant changes to the ACA, or other changes in state or federal healthcare law and regulation, could materially and adversely impact our business, financial condition, and results of operations.

We have a history of losses, and we may not achieve or maintain profitability in the future.

The year ended December 31, 2024 was the first time since our inception in 2012 that we achieved profitability on either a consolidated net income or Adjusted EBITDA basis. As of December 31, 2025 and December 31, 2024, we had an accumulated deficit of $3,294.4 million and $2,851.3 million, respectively. In support of our profitability goals, we have taken steps to price for margin expansion, and plan to take further actions consistent with a disciplined approach to growth and prioritization of margin in our pricing. We have also taken actions to drive improved performance in our MLR and administrative expense ratio including exiting underperforming markets and optimizing our plan design portfolio to create greater balance towards profitable products. While we achieved profitability on a consolidated Adjusted EBITDA and net income basis in 2024, due primarily to significant changes in the market morbidity of the Health Insurance Marketplaces, we did not achieve profitability in 2025, and we may not be able to do so again in the future. In addition, we may make additional investments to further market, develop, and expand our business. These include hiring additional personnel; continuing to develop our proprietary full stack technology platform, member engagement engine and operations, including by utilizing AI and machine learning; acquiring more members; maintaining existing members; investing in partnerships, collaborations and acquisitions; expanding into additional business lines, such as ICHRA; and expanding our +Oscar platform offerings. The commissions we offer to brokers could also continue to materially increase as we compete to attract new members. If our investments are not successful longer-term, our business and financial position may be harmed.

We may not succeed in increasing our revenue or managing our medical or administrative costs on the timeline that we expect or in amounts sufficient to reduce our net loss and ultimately become profitable again. Moreover, if our revenue declines, we may not be able to reduce costs in a timely manner because many of our costs are fixed, at least in the short-term. If we are unable to manage our costs effectively, this may limit our ability to optimize our business model, acquire new members, enter into new lines of business, enter into +Oscar platform arrangements and grow our revenues. Accordingly, despite our best efforts to do so, we may not achieve or maintain profitability, and we may incur further significant losses in the future.

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

We operate in a highly regulated industry and we must comply with numerous and complex state and federal laws and regulations to operate our business, including requirements to maintain or renew our regulatory approvals or obtain new regulatory approvals to operate as a Health Insurance Entity, health insurance agency or EDE entity.

The NAIC has adopted the Annual Financial Reporting Model Regulation, or the Model Audit Rule, which, where adopted by states, requires expanded governance practices, risk and solvency assessment reporting, and filing of periodic financial and operating reports. Most states have adopted these or similar measures to expand the scope of regulations relating to corporate governance and internal control activities of Health Insurance Entities. We are also required to notify, or obtain approval from, federal and/or state regulatory authorities prior to taking various actions as a business, including making changes to our network, service offerings, and the coverage of our health plans, as well as prior to entering into relationships with certain vendors and health organizations. Delays in obtaining or failure to obtain or maintain these approvals could reduce our revenue or increase our costs. Existing or future laws and rules could also require or lead us to take other actions such as changing our business practices, and could increase our liability.

The ACA implemented certain requirements for insurers, including a minimum MLR provision that requires insurers to pay rebates to consumers when insurers do not meet or exceed specified annual MLR thresholds, and anti-discrimination protections on the basis of race, color, national origin, sex, age, and disability, which may impact the manner in which Health Insurance Entities receiving any form of federal financial assistance design and implement their benefit packages. Further, the ACA imposes significant fees, assessments, and taxes on us and other Health Insurance Entities, plans and other industry participants. Additionally, there are numerous steps federal and state regulators require for continued implementation of the ACA including the annual federal updates to implementing market regulations via the NBPP. For example, we are required to monitor our network of contracted providers to ensure we meet specific state and/or federal quality, credentialing, availability, and accessibility requirements on an ongoing basis. Certain of the ACA requirements also govern the conduct of agents, brokers, and EDE entities, including standards related to consumer disclosures, privacy and security of personally identifiable information, consent and recordkeeping, marketing and communications, nondiscrimination, operational readiness, and compliance with CMS enrollment, eligibility, and reconciliation processes. If we fail to effectively comply with regulatory requirements, or fail to implement or appropriately adjust our operational and strategic initiatives with respect to the implementation of healthcare reform, or do not do so as effectively as our competitors, our results of operations may be materially and adversely affected.

Healthcare accreditation entities, such as the National Committee for Quality Assurance (“NCQA”), evaluate health plans based on various criteria, including effectiveness of care and member satisfaction. Health Insurance Entities seeking accreditation from NCQA must pass a rigorous, comprehensive review, and must annually report their performance. If we fail to achieve and maintain accreditation from agencies, such as NCQA, we could lose the ability to offer our health plans on Health Insurance Marketplaces, or in certain jurisdictions, which would materially and adversely affect our results of operations, financial position, and cash flows. In addition, certain federal and state programs applicable to agents, brokers, and EDE entities require ongoing registration, certification, training, testing, and compliance with applicable CMS and state standards, and failure to maintain such status could limit or prevent our agency or EDE entity from operating.

In addition, in each of the markets in which we operate, we are regulated by the relevant insurance and/or health and/or human services, or other government departments that oversee the activities of insurance and/or healthcare organizations providing or arranging to provide services to Health Insurance Marketplaces’ enrollees or other beneficiaries. For example, our Health Insurance Subsidiaries must comply with minimum statutory capital and other financial solvency requirements, such as deposit and surplus requirements, and related reporting requirements, as well as price transparency requirements that mandate publication or disclosure of information related to the pricing or costs of covered items or services. In October 2020, HHS issued a health transparency regulation which went into effect in July 2022 (the “Health Plan Transparency Rule”). The Health Plan Transparency Rule requires monthly disclosures of, among other things, detailed pricing information regarding our negotiated rates for all covered items and services with in-network providers and historical payments to, and billed charges from, out-of-network providers. Additional disclosures under the Health Plan Transparency Rule went into effect in 2023 (personalized out-of-pocket cost information and negotiated rates for specified healthcare items and services) and were expanded in 2024 (all items and services). In December 2020, Congress passed the No Surprises Act, which became effective on January 1, 2022, and requires Health Insurance Entities to hold members harmless for out-of-network costs in certain circumstances, and requires that insurers and healthcare providers work to agree on out-of-network reimbursement, including through utilizing the independent dispute resolution process outlined in the No Surprises Act or a similar process established under applicable state law. Many states have enacted separate legislation addressing balance billing or surprise medical bills. These laws and regulations vary in their approach, resulting in different impacts on the healthcare system as a whole.

Our subsidiaries must also comply with numerous statutes and regulations governing the sale, marketing, and/or administration of insurance. For example, the Mental Health Parity and Addiction Equity Act requires health insurance plans to cover mental health and substance use disorder treatments no more restrictively than medical/surgical care, meaning similar copays, deductibles, visit limits, and authorization rules. We have failed in the past, and we may in the future fail, to take actions mandated by federal and/or state laws or regulations with respect to changes in our health benefits, the health insurance policies for which individuals are eligible, proposed or actual premiums, and/or other aspects of individuals’ health insurance coverage, or with respect to the conduct of enrollment, marketing, and consumer assistance activities performed by or through agents, brokers, or EDE platforms. Such failures may result in our having to take corrective action, including making remediation payments to our members or paying fines to regulators, may subject us to negative publicity, or may result in the inability to offer our health plans on Health Insurance Marketplaces, or revocation of agent, broker, or EDE authority for violations of these requirements. Given the complex nature of insurance regulation, we have in the past, and may in the future, misinterpret or misapply new laws and regulations, which could result in operational costs or financial impacts, as well as fines and penalties. Any such failures could also negatively impact our ability to service our existing +Oscar platform arrangements and enter into new arrangements.

Changes or developments in the regulation of health insurance markets in the United States, including passage and implementation of a law to create a single-payer or government-run health insurance program, could materially and adversely harm our business and operating results.

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

Furthermore, we may face challenges prioritizing the allocation of resources between implementing systems responsive to new legislative or regulatory requirements and focusing on growth-related operations.

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

As part of our normal operations, we collect, receive, use, maintain, handle, transmit, process, and retain, which collectively in this risk factor we refer to as “Process” or “Processing,” personal, medical, sensitive and other confidential information about individuals. We also depend on a number of third party vendors in relation to the operation of our business, a number of which process data on our behalf. We and our vendors are subject to various federal and state laws, regulations, rules, and industry standards and other requirements including those that apply generally to the handling of information about individuals, and those that are specific to certain industries, sectors, contexts, or locations. These laws and regulations include, among others, HIPAA, the CCPA/CPRA and similar comprehensive state privacy rules. These requirements, and their application, interpretation and amendment are constantly evolving and developing.

HIPAA imposes privacy, security and breach notification obligations on “covered entities,” including certain healthcare providers, health plans and healthcare clearinghouses, and their respective “business associates,” that Process individually identifiable health information for or on behalf of a covered entity, as well as their covered subcontractors with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HIPAA requires covered entities and business associates to develop and maintain policies and procedures with respect to the protection of, use and disclosure of PHI, and to implement administrative, physical, and technical safeguards to protect PHI, including PHI Processed in electronic form, and to adhere to certain notification requirements in the event of a breach of unsecured PHI. In order to comply with HIPAA’s requirements, we must maintain adequate privacy and security measures, which require significant investments in resources and ongoing attention.

Additionally, under HIPAA, health plans and other covered entities are also required to report breaches of PHI to affected individuals without unreasonable delay, not to exceed 60 days following discovery of the breach by a covered entity or its agents. Notification also must be made to the OCR and prominent media outlets in any states where 500 or more people are impacted by the breach. A non-permitted use or disclosure of PHI is presumed to be a breach under HIPAA unless the covered entity establishes that there is a low probability the information has been compromised consistent with requirements enumerated in HIPAA. To the extent we are considered a business associate, we are also required to notify covered entity customers in the event of a PHI breach, and we could be contractually obligated to bear significant costs associated with breach notifications, remediation, and other financial and operational impacts of the breach. Ongoing review and oversight of these measures involves significant time, effort, and expense.

Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI or following a complaint about privacy practices or an audit by the OCR, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with OCR to settle allegations of HIPAA non-compliance. HIPAA also authorizes state Attorneys General to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

In addition, we are subject to the CCPA, which became effective as of January 1, 2020 and was subsequently amended and expanded by the CPRA on January 1, 2023. The CCPA gives California residents expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. The CPRA imposed additional obligations on companies covered by the legislation and significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also created a new state agency that is vested with the authority to implement and enforce the CCPA and the CPRA. Compliance with the CCPA and the CPRA may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses and may increase our potential exposure to regulatory enforcement and/or litigation. The CCPA and CPRA contain exemptions to which our business is subject, such as for medical information governed by the California Confidentiality of Medical Information Act, and for PHI collected by a covered entity or business associate governed by the privacy, security, and breach notification rule established pursuant to HIPAA; however, information we hold about individual residents of California that is not subject to such exceptions (or another applicable exception) would be subject to the CCPA and CPRA, such as workforce personal data. It also includes processing using website monitoring tools and third-party digital marketing services.

Certain other state laws also regulate issues related to consumer privacy, security, and use of personal and medical information; additional states have enacted legislation similar to the CCPA and CPRA that provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. For example, laws similar to the CCPA and CPRA have passed in over a dozen states, including the Oregon Consumer Privacy Law which took effect on July 1, 2024, and the Minnesota Consumer Data Privacy Act which took effect on July 31, 2025, not all of which exempt Health Insurance Entities. Additional laws have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. Such legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. Further, in order to comply with the varying state laws around data breaches, we must maintain adequate security measures, which require significant investments in resources and ongoing attention.

We are also subject to other laws, regulations and industry standards that govern our business practices, including the Telephone Consumer Protection Act (“TCPA”), which restricts the use of automated tools and technologies to communicate with wireless telephone subscribers or communications services consumers generally, the CAN-SPAM Act, which regulates the transmission of marketing emails, and the PCI-DSS, which is a multifaceted security standard that is designed to protect credit card account data as mandated by PCI-DSS entities. We may become subject to claims that we have violated these laws and standards, based on our or our vendors’ past, present, or future Processing business practices, and these claims, whether or not they have merit, could expose us to substantial statutory damages or costly settlements, which could have a material and adverse impact on our business and reputation, subject us to fines and/or require us to change our business practices.

The regulatory framework governing the Processing of certain information, particularly financial and other personal information, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations, including in the context of AI where regulators are applying existing frameworks to new technology and innovation. It is possible that these laws, regulations and standards may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our services and platform capabilities. We may face challenges in addressing current and evolving requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in our effort to do so. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy policies, changing consumer expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time and other resources or the incurrence of significant fines, penalties or other liabilities. If any of these events were to occur, our reputation, business, financial condition and results of operations could be materially adversely affected.

As we expand our customer base and enter into +Oscar platform arrangements, or additional lines of business, such as those in connection with our acquisition of Lucie, Inc., IHC Specialty Benefits, Inc., and Healthinsurance.org, LLC, we may become subject to an increasingly complex array of data privacy and security laws and regulations, further increasing our cost of compliance and doing business, as well as clients’ expectations for privacy and security, which are relevant to our ability to compete in this market. Differing laws in each jurisdiction in which we do business and changes to existing laws and regulations may also impair our ability to offer our existing or planned features, products and services and increase our cost of doing business.

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

Fraud, waste and abuse prohibitions encompass a wide range of activities, including, but not limited to, kickbacks or other inducements for referral of members or for the coverage of products (such as prescription drugs) by a plan, billing for unnecessary medical services by a healthcare provider, payments made to excluded providers, improper enrollments or manipulative practices and improper marketing and beneficiary inducements. In addition, CMS is increasingly focusing on allegedly fraudulent behavior by brokers. Under applicable regulatory requirements and our policies, we must take appropriate measures to determine whether there is credible evidence that any of our members, particularly those who receive federal APTCs, were enrolled by brokers without their authorization. In such cases, we conduct certain outreach procedures under our policies and refer instances of potentially unauthorized enrollment to the appropriate authorities for potential rescission, which may also entail retroactive adjustment of membership numbers or rescission of federal APTCs, and if such rescissions are effected following the calculation or payment of our risk adjustment transfer payable or the settlement of claims, the resulting financial impact on us could be compounded. Our failure to take appropriate measures to refer cases of fraud, waste and abuse to the relevant authorities when we are required to do so may subject us to corrective actions, including regulatory enforcement, fines and penalties, adverse publicity and other effects that could materially harm our business. On February 9, 2026, we received a subpoena from the Congressional Committee on the Judiciary requesting certain documents in connection with their examination of potential APTC fraud in the Health Insurance Marketplace.

In addition, we are periodically subject to government audits, including CMS RADV audits of our ACA plans to validate diagnostic data, patient claims and financial reporting, and we may be subject to ongoing RADV audits related to our historical Medicare Advantage plans and audits of our historical Medicare Part D plans by the Medicare Part D Recovery Audit Contractor (“RAC”) programs authorized by the ACA. These audits could result in significant adjustments in payments made to our health plans, which could adversely affect our financial condition and results of operations. If we fail to report and correct errors discovered through our own auditing procedures or during a RADV or RAC audit, or otherwise fail to comply with applicable laws and regulations, we could be subject to fines, civil penalties or other sanctions which could have a material adverse effect on our ability to participate in these programs, and on our financial condition, cash flows and results of operations. On November 24, 2020, CMS issued a final rule that amends the RADV program by: (i) revising the methodology for error rate calculations beginning with the 2019 benefit year; and (ii) changing the way CMS applies RADV results to risk adjustment transfers beginning with the 2020 benefit year. According to CMS, these changes are designed to give insurers more stability and predictability with respect to the RADV program and promote fairness in how Health Insurance Entities receive adjustments. CMS has also announced a policy that payment adjustments as a result of RADV audits will not be limited to the specific Medicare Advantage enrollees for which errors are found but may also be extrapolated to the entire Medicare Advantage plan subject to a particular CMS contract. Based on a final rule issued by CMS in January 2023, overpayments to Medicare Advantage plans that are identified as a result of a RADV audit will be subject to extrapolation for plan year 2018 and any subsequent plan year. On June 12, 2025, CMS initiated the payment year 2019 Medicare Advantage RADV audits and expects to begin issuing payment year 2019 audit findings in mid-calendar year 2027. In addition, CMS will not apply an adjustment factor, known as a Fee-For-Service Adjuster, in RADV audits to account for potential differences in diagnostic coding between the Medicare Advantage program and Medicare fee-for-service program. The future impact of these changes remains unclear, and CMS and HHS-OIG policies and procedures for conducting RADV audits remain subject to change. These changes and any future changes to the RADV program may ultimately impact expected transfers to or from Health Insurance Entities resulting from these retrospective program adjustments.

The regulations, contractual requirements, and policies applicable to participants in government healthcare programs are complex and subject to change. Health Insurance Entities, as well as health insurance agencies and EDE entities, are required to maintain compliance programs to prevent, detect, and remediate fraud, waste, and abuse, and are often the subject of fraud, waste, and abuse investigations and audits. Moreover, many of the laws, rules, and regulations in this area have not been well-interpreted by applicable regulatory agencies or the courts. Additionally, the significant increase in actions brought under the FCA’s “whistleblower” or “qui tam” provisions, which allow private individuals to bring actions on behalf of the government, has caused greater numbers of healthcare companies to have to defend a false claim action, pay fines, or agree to enter into a CIA to avoid being excluded from Medicare and other state and federal healthcare programs as a result of an investigation arising out of such action. Health plans and providers often seek to resolve these types of allegations through settlement for significant and material amounts, even when they do not acknowledge or admit liability, to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree or settlement agreement, including, for example, CIAs, deferred prosecution agreements, or non-prosecution agreements. If we are subject to liability under qui tam or other actions or settlements, our business, financial condition, cash flows, or results of operations could be adversely affected.

We anticipate continued scrutiny by the HHS-OIG and the DOJ in the areas of fraud, waste, and abuse, including the use of telehealth and telemedicine-based treatment, and we may be subject to audits, reviews and investigations of our telehealth coverage and payment practices and arrangements by government agencies.

Changes in laws, regulations or rules relating to taxes or tariffs could adversely affect us.

Changes in laws relating to taxes and tariffs could adversely impact our business, results of operations, financial condition and cash flows. On July 4, 2025, the OBBBA was signed into law. In addition to the changes to the ACA discussed above, OBBBA included business tax provisions such as the reinstatement of rules related to the deductibility of research and experimental (“R&E”) expenditures and the reinstatement of bonus depreciation deductions for qualified property and modifications to EBITDA-based business interest expense limitations. Pursuant to the OBBBA’s transition rules, the Company elected to expense all unamortized, domestic R&E costs previously capitalized between 2022 and 2024. As the Company maintains a valuation allowance against its net deferred tax assets, including NOLs, this election resulted in no change to tax expense for the year ended December 31, 2025.

The Trump administration has indicated that tariffs may be imposed on a variety of products relevant to our business, including certain pharmaceutical products and ingredients and medical devices and supplies imported into the United States. Any such tariffs could result in higher costs for medical providers and facilities, higher pharmaceutical prices, higher costs of medical devices, and shortages of certain medicines and medical supplies. Shortages in medicines and supplies may also impact the health of our members, which in turn may result in higher medical costs. The substantial uncertainty regarding the potential imposition and implementation of tariffs could adversely impact our ability to accurately estimate and manage medical costs and expenses and adversely affect our results of operations and financial position.

Other changes in tax laws and the corporate tax rate, premium tax rate, or government spending cuts, could have significant impacts on our business, results of operations, financial condition and liquidity.

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

Our profitability depends, in large part, upon our ability to contract at competitive prices with hospitals, physicians, and other healthcare providers, such that we can provide our members with access to competitive provider networks at affordable prices. Our arrangements with healthcare providers generally may be terminated or not renewed by either party without cause upon prior written notice. If a provider agreement were terminated, or if we’re not able to negotiate agreements with providers, the breadth of our network to service our members could be adversely impacted, and may put us at risk of non-compliance with applicable federal and state network adequacy laws. We may not be able to renew our existing contracts or enter into new contracts on a timely basis or under favorable reimbursement rates and terms enabling us to service our members profitably in the future. Healthcare providers within our provider networks may not properly manage the costs of services, maintain financial solvency or avoid disputes with other providers or their federal and state regulators. Any of these events could have a material adverse effect on the provision of services to our members and our operations.

In any particular market or geography, physicians and other healthcare providers could refuse to contract, demand higher payments, demand favorable contract terms, initiate claims disputes (which disputes could become more voluminous as providers use AI to identify potential issues), or take other actions that could result in higher medical costs or difficulty in meeting regulatory or accreditation requirements, among other things. In some markets and geographies, certain healthcare providers, particularly hospitals, physician/hospital organizations, or multi-specialty physician groups, may have significant positions or near monopolies that could result in diminished bargaining power on our part during contract negotiations. In addition, physicians, hospitals and other healthcare providers may consolidate or merge, or form or enter into accountable care organizations, clinically integrated networks, independent practice associations, practice management companies (which aggregate physician practices for administrative efficiency and marketing leverage), and other organizational structures, which may adversely impact our relationships with these providers or affect the way that we price our products and estimate our costs. Any such impacts might require us to incur costs to change our operations, place us at a competitive disadvantage, or materially and adversely affect our ability to market affordable products or to be profitable in those areas.

The insolvency of one or more of our partners or providers, including providers with which we have a value-based care arrangement, could expose us to material liabilities. Providers may be unable or unwilling to pay liabilities owed to us under value-based care arrangements. Providers may also be unable or unwilling to pay claims they have incurred with third party providers in connection with referral services provided to our members. Depending on state law, we may be held liable for such unpaid referral claims even though the delegated provider has contractually assumed such risk, or we may opt to pay such claims even when we have no obligation to do so due to competitive pressures. Such liabilities incurred or losses suffered as a result of provider insolvency or other circumstances could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

In addition, from time to time, we are, and may in the future continue to be, subject to class action or other lawsuits by healthcare providers with respect to claims payment procedures, including the rate at which claims were reimbursed, reimbursement policies, network participation, or breach of contract allegations or similar matters, and such claims could increase as providers begin to use AI to identify claims disputes. Regardless of whether any such lawsuits brought against us are successful or have merit, they will be time-consuming and costly, and could have an adverse impact on our reputation. As a result, under such circumstances, we may be unable to operate our business effectively.

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

Additionally, substantially all of our revenue depends on the direct policy premiums we collect from members or from the federal government on behalf of our members who obtain healthcare services from a limited number of providers with whom we contract. We generally manage our provider contracts on a state-by-state basis, entering into separate contracts in each state with local affiliates of a particular provider, such that no one local provider contract receives a majority of our allowed medical costs for services rendered to our members. When aggregating the payments we make to each provider through its local affiliates, AdventHealth, HCA Healthcare, and Baptist Health South Florida accounted for a total of approximately 9%, 8% and 7%, respectively, of total allowable medical costs for the year ended December 31, 2025. Advent Health, HCA Healthcare, and University of Miami Hospital & Medical Group accounted for approximately 10%, 8% and 7%, respectively, of total allowable medical costs for the year ended December 31, 2024. We believe that a majority of our revenue will continue to be derived from direct policy premiums obtained from members who receive services from a concentrated number of providers. These providers may terminate or seek to terminate their contracts with us in the future. The sudden loss of any of our providers or the renegotiation of related provider contracts could adversely impact our reputation or the breadth of access and perceived quality of our provider networks, which could result in a loss of a membership that adversely affects our revenue and operating results.

If state regulators do not approve payments of dividends and distributions by our Health Insurance Subsidiaries to us, or do not approve other capital efficiency structures we may pursue, we may not have sufficient funds to implement our business strategy.

As we operate as one or more holding companies and we principally generate revenue through our Health Insurance Subsidiaries, we are regulated under state insurance holding company laws. As our Health Insurance Subsidiaries become profitable, or if our current levels of reserves and capital are in excess of our requirements, we may make periodic requests for dividends and distributions from our Health Insurance Subsidiaries to fund our operations. In addition to state corporate law limitations, these Health Insurance Subsidiaries are subject to more stringent laws, regulations and consent orders that may restrict the ability to pay or limit the amount of dividends and distributions that can be paid to us without prior approval of, or notification to, state regulators, including mandatory statutory capital and surplus requirements. As and to the extent our Health Insurance Subsidiaries become profitable, we may increasingly rely on distributions from our Health Insurance Subsidiaries, and if regulators were to deny our Health Insurance Subsidiaries’ requests to pay dividends, the funds available to us would be limited, which could harm our ability to implement our business strategy or fund our operations.

In addition, we may from time to time pursue structures to enable a more efficient use of the capital in our Health Insurance Subsidiaries, including risk pooling, affiliate reinsurance, entity consolidation, or entity stacking. Any such structure would require regulatory approval, and if regulators were to deny our requests, our ability to implement our business strategy or fund our operations would be harmed. Furthermore, we have entered into, and we may in the future enter into, tax allocation agreements between our parent company and our Health Insurance Subsidiaries, which agreements require regulatory approval, and there is no guarantee that our parent company will be able to obtain the tax sharing payments from its Health Insurance Subsidiaries under such agreements.

We utilize quota share reinsurance to meet regulatory capital and surplus requirements and protect against downside risk on medical claims. If regulators do not approve our reinsurance agreements for this purpose, or if we cannot negotiate renewals of our quota share arrangements on acceptable terms, or at all, or enter into new agreements with reinsurers, or otherwise obtain capital through debt or equity financings, our capital position would be negatively impacted, and we could fall out of compliance with applicable regulatory requirements.

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

The amount of business ceded under our reinsurance arrangements can vary significantly from year to year. Because reinsurers are entitled to a portion of our premiums under our quota share reinsurance arrangements, changes in the amount of premiums ceded under these arrangements may directly impact our net premium and/or net income estimates. Reductions in the amount of premiums ceded under quota share reinsurance arrangements may result in an increase to our minimum capital and surplus requirements, and an increase in corresponding capital contributions made by our parent company to our Health Insurance Subsidiaries or a decrease in funds available for distributions and dividends from our Health Insurance Subsidiaries to our parent company.

If our reinsurers consistently and successfully dispute our obligations to make a claim payment under a given policy, if we cannot renegotiate renewals of our quota share reinsurance arrangements on acceptable terms, if reinsurers terminate their arrangements with us, if we are unable to enter into reinsurance arrangements with other reinsurers, or if our reinsurance arrangements are not approved by any of our regulators (or if our regulators take a different view, whether prospectively or retroactively, with respect to the capital treatment of our reinsurance agreements), we may need to raise additional capital to comply with applicable regulatory requirements, which could be costly. For example, we estimate that had we not had any quota share reinsurance arrangements in place, the Health Insurance Subsidiaries would have been required to hold approximately $683.1 million of additional capital as of December 31, 2025, which our parent company would have been required to fund to the extent the applicable Health Insurance Subsidiary did not have excess capital to cover the requirement. If we are not able to comply with our funding requirements, we would have to enter into a corrective action plan or cease operations in jurisdictions where we could not comply with such requirements. Termination of our reinsurance arrangements would also increase our exposure to volatility in medical claims. As a result, termination of our reinsurance arrangements through one or more of these scenarios could harm our business, results of operations, and financial condition.

While our financial reporting is based on U.S. GAAP, our ability to receive capital reserve credit for a particular state Health Insurance Subsidiary for our reinsurance agreements is determined by Statutory Accounting Principles, which are dependent upon state-specific laws and regulations, as interpreted and applied by state insurance regulators. In some states we are required to seek approval in advance of entering into reinsurance agreements; in others we are not, which means that we may learn of regulators’ concerns after the effective date of certain reinsurance agreements. From time to time, we include state-specific provisions in, or subsequently make state-specific amendments to, our reinsurance agreements to reflect capital reserve credit requirements imposed by particular state regulators, or may need to book additional reserves or liabilities to our Health Insurance Entity statutory financial statements to address regulatory requirements or standards. The net economic effect of such provisions, amendments or actions may not be commercially favorable, and in some instances we have chosen, and may in the future choose, not to enter into certain types of reinsurance agreements, not to seek statutory reserve credit under certain agreements, or to terminate existing agreements rather than include provisions or make amendments required by a particular state in order to receive statutory reserve credit. As described above, any such decision or action would result in an increase in required capital in our Health Insurance Subsidiaries, which may be material.

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

We maintain a significant investment portfolio of cash equivalents and short-term investments in a variety of securities, which are subject to general credit, liquidity, market, and interest rate risks, meaning the value of our fixed-income holdings will generally decrease if interest rates rise, and a sustained decline in interest rates will reduce the returns available when we reinvest maturing funds. As a result, we may experience a reduction in value or loss of our investments, which could have a materially adverse effect on our results of operations, liquidity, and financial condition.

In addition, during periods of increased volatility, adverse securities and credit markets, including those due to rising interest rates, may exert downward pressure on the availability of liquidity and credit capacity for certain issuers. Although we have entered into the 2026 Revolving Credit Facility (as defined below), our ability to obtain future financing, as and to the extent we elect to do so, will depend on a variety of factors such as market conditions, including recessionary factors, the general availability of credit, the volume of trading activities, the availability of credit to our industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If one or a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

From time to time, we may become involved in costly and time-consuming litigation and regulatory audits and actions, which require significant attention from our management.

From time to time, we are a defendant in lawsuits and the subject of regulatory actions, and are subject to audits, reviews, assessments and investigations relating to our business, including, without limitation, claims by members alleging failure to provide coverage or to pay for or authorize payment for healthcare, claims related to non-payment or insufficient payments for services by providers, including for alleged failure to properly pay in-network and out-of-network claims, claims under U.S. securities laws, claims related to breach of contract, employment related claims, claims of trademark and other intellectual property infringement or misappropriation, claims alleging bad faith or unfair business practices, challenges to the manner in which the Company processes claims, claims relating to sales, marketing and other business practices, inquiries regarding our submission of risk adjustment data, audits related to our compliance with network adequacy requirements, or compliance with Health Insurance Marketplace participation agreements or EDE standards, examinations relating to mental health parity compliance, enforcement actions by state regulatory bodies alleging non-compliance with state law, financial and market conduct examinations by state regulatory bodies, and claims related to the imposition of new taxes, including, but not limited to, claims that may have retroactive application.

In addition, certain of the Company’s subsidiaries have been or are currently undergoing review by state regulators, including for, among other matters, compliance with applicable laws and regulations and reviews of financial condition. We also may receive subpoenas and other requests for information from various federal and state agencies, regulatory authorities, state Attorneys General, committees, subcommittees, and members of the U.S. Congress and other state, federal, and international governmental authorities.

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

If we or our partners or other third parties with whom we collaborate fail to protect confidential information and/or sustain a data security incident, we could incur increased costs, material financial penalties, exposure to significant liability, adverse regulatory consequences, and reputational harm, which would materially adversely affect our business, results of operations, and financial condition.

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

Risks relating to our IT Systems have generally increased in recent years because of the proliferation of new technologies, including AI, and the increased sophistication and activities of perpetrators of cyber-attacks, as well as a result of an increase in work-from-home and hybrid work arrangements, and geopolitical events involving high cyber-risk countries. Hackers and data thieves are increasingly sophisticated and operating large-scale and complex automated attacks. Our IT Systems and Confidential Information are subject to a growing number of risks from hackers and other adversaries that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information; threat actors may be able to penetrate our IT Systems and misappropriate our Confidential Information or that of third parties, create system disruptions, or cause damage, security issues, or shutdowns. These threats are from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, and from diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, viruses, worms, and as a result of malicious code embedded in open-source software or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT Systems, products or services. Because the techniques used to circumvent, gain access to, or sabotage IT Systems can be highly sophisticated and change frequently, they often are not recognized until launched against a target, and may originate from less regulated and remote areas around the world. We may be unable to anticipate, detect, remediate, or recover from future attacks or incidents, resulting in a material and adverse impact to our IT Systems, Confidential Information, or business. Further, we may experience cyber-attacks and other security incidents that remain undetected for an extended period. Our cybersecurity risk management program and processes, including our policies, controls or procedures, may not be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures, develop additional protocols and/or investigate and remediate any information security vulnerabilities.

Our IT Systems, Confidential Information and facilities are also subject to compromise from internal threats such as accidental or improper action by employees, including malicious insiders, or by vendors, counterparties, and other third parties with otherwise legitimate access to our systems. Our policies, employee training (including security and privacy awareness training), procedures, and technical safeguards may not prevent all improper access to our IT Systems, or improper treatment of our Confidential Information, by employees, vendors, counterparties, or other third parties. Our IT Systems, Confidential Information and facilities are also vulnerable to security incidents or security attacks, ransomware attacks, malware, or other forms of cyber-attack, acts of vandalism or theft, misplaced or lost data, human errors, or other similar events that could negatively affect our IT Systems and our Confidential Information. In the past, we have experienced, and third-party service providers who process information on our behalf have experienced, and disclosed to applicable regulatory authorities, data breaches resulting in disclosure of Confidential Information. Although none of these data breaches have resulted in any material financial loss or penalty to date, future data breaches could require us to expend significant resources to remediate any damage, interrupt our operations and damage our reputation, subject us to state or federal agency review and could also result in regulatory enforcement actions, material fines and penalties, litigation or other actions which could have a material adverse effect on our business, reputation and results of operations, financial position, and cash flows. Additionally, our third-party service providers who process information on our behalf may cause security breaches for which we are potentially liable.

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

As part of our normal operations, we and our partners and other third parties with whom we collaborate routinely collect, process, store, and transmit large amounts of Confidential Information, including PHI, subject to HIPAA and other federal and state laws and regulations, relating to our business and third parties, including our members, providers, and vendors. Any compromise or perceived compromise of the security of our IT Systems, Confidential Information or the systems of one or more of our vendors or service providers could cause significant incident response, system restoration or remediation and future compliance costs and could materially damage our reputation and brand, cause the termination of relationships with our members, result in disruption or interruption to our business operations, marketing partners and carriers, reduce demand for our services, and subject us to significant liability and expense, as well as regulatory investigations and actions, fines and penalties, and lawsuits (such as class actions). Any or all of the foregoing could materially harm our business, operating results, and financial condition. The CCPA, in particular, includes a private right of action for California consumers whose CCPA-covered personal information is impacted by a data security incident resulting from a company’s failure to maintain reasonable security procedures and, hence, may result in civil litigation in the event of a data breach impacting such information. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and, in any event, insurance coverage would not address the reputational damage that could result from a security incident or any regulatory actions or litigation that may result. Applicable insurance may not be available to us in the future on economically reasonable terms or at all.

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

The states in which we operate that have the largest concentrations of revenues as of December 31, 2025 include Florida, Texas and Georgia. Due to the geographic concentration of our business, we are exposed to heightened risks of potential losses resulting from unfavorable changes in the regulatory environment for healthcare, increased competition, and other regional factors in these states. The occurrence of any of these factors could result in increased utilization or medical costs in these states or any other geographic area where our membership becomes concentrated in the future, and could therefore have a disproportionately adverse effect on our operating results. States experiencing such events may enact laws and regulations that require us to cover healthcare costs for members for which we would not typically be responsible, such as requiring us to relax prior authorization requirements, remove prescription drug refill limitations, and cover out-of-network care. In addition, as a result of our geographic concentration, we face heightened exposure to the other risk factors described herein to the extent such risk factors disproportionately materialize in or impact the regions in which our operations are concentrated.

We are subject to risks associated with outsourcing services and functions to third parties.

We contract with third-party vendors and service providers who help us administer our products and plans, as well as vendors who provide services to help with our internal administrative functions. For example, Oscar delegates pharmacy claims and network management to a pharmacy benefit manager, CVS/Caremark. CVS/Caremark negotiates with drug manufacturers, wholesalers and pharmacies the prices for pharmaceuticals used by our members, including related purchase discounts and volume rebates, and directly makes payments for the pharmaceuticals and collects related rebates on our behalf. We in turn negotiate amounts we pay directly to CVS/Caremark for the pharmaceuticals, as well as minimum guaranteed rebates that CVS/Caremark pays directly to us. We also contract with Optum to provide us with access to its network of behavioral health providers and manage behavioral health benefits for us. Vendors with whom we contract may not honor the terms of their agreements with us or perform their contractual obligations to our satisfaction or we may not be able to renew our existing contracts or enter into new contracts on a timely basis or under favorable terms, any of which could negatively impact our ability to service our members profitably in the future. In addition, the partial or complete loss of a vendor or other third-party relationship could cause a material disruption to our business and make it difficult and costly to provide services and products that our regulators and members expect, which could have a material adverse effect on our financial condition, cash flows, and results of operations.

Some of these third-parties have direct access to our systems in order to provide their services to us and operate the majority of our communications, network, and computer hardware and software. For example, we currently offer our products through our website and online app using platforms for cloud computing provided by AWS, a provider of cloud infrastructure services, as well as the Google Cloud Platform (“GCP”). Our operations depend on protecting the virtual cloud infrastructure hosted in AWS and GCP by maintaining its configuration, architecture, and interconnection specifications, as well as the information stored in these cloud platforms and which third-party internet service providers transmit. We also engage with other third parties for our product offerings and internal operations. In the event that a service agreement with a third-party vendor that we rely upon is terminated, or there is a lapse of service, interruption of internet service provider connectivity, or damage to their facilities, we could experience interruptions in our operations and service to our members and business partners, as well as delays and additional expense in arranging new facilities and services, which could harm our business, results of operations, and financial condition.

Our arrangements with third-party vendors and service providers may make our operations vulnerable if those third parties, either directly or through their subcontractors, fail to satisfy their obligations to us, including their obligations to maintain and protect the security and confidentiality of our information and data, or the information and data relating to our members or customers. We are also at risk of a data security incident involving a vendor or third party, which could result in a breakdown of such third party’s data protection processes or cyber-attackers gaining access to our infrastructure through the third party. To the extent that a vendor or third party suffers a data security incident that compromises its operations, we could incur significant costs and possible service interruption. For example, one of our vendors in the past experienced a data security incident which required us to devote significant time and resources towards assessing the impact on our operations and member data and to secure alternative vendor relationships, even though the incident was ultimately determined not to directly result in a breach of our members’ data. In addition, we may have disagreements with our third-party vendors or service providers regarding relative responsibilities for any such failures or incidents under applicable business associate agreements or other applicable outsourcing agreements. Any contractual remedies and/or indemnification obligations we may have for vendor or service provider failures or incidents may not be adequate to fully compensate us for any losses suffered as a result of any vendor’s failure to satisfy its obligations to us or under applicable law.

Our vendor and service provider arrangements could be adversely impacted by changes in vendors’ or service providers’ operations or financial condition, or other matters outside of our control. Violations of, or noncompliance with, laws and/or regulations governing our business or noncompliance with contract terms by third-party vendors and service providers could increase our exposure to liability to our members, providers, or other third parties, or could result in sanctions and/or fines from the regulators that oversee our business. In turn, this could increase the costs associated with the operation of our business or have an adverse impact on our business and reputation. Moreover, if these vendor and service provider relationships are terminated for any reason, we may not be able to find alternative partners in a timely manner or on acceptable financial terms, and may incur significant costs and/or experience significant disruption to our operations in connection with any such vendor or service provider transition. As a result, we may not be able to meet the full demands of our members or customers and, in turn, our business, financial condition, and results of operations may be harmed, and we could be subject to regulatory sanctions and fines and penalties. In addition, we may not fully realize the anticipated economic and other benefits from our outsourcing projects or other relationships we enter into with third-party vendors and service providers as a result of unanticipated delays in transitioning our operations to the third-party vendor or service provider, such third-party vendor or service provider’s noncompliance with contract terms, unanticipated costs or expenses, or violations of laws and/or regulations, or otherwise. This could result in substantial costs or other operational or financial problems that could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

We rely on the experience and expertise of our Chief Executive Officer, Co-Founders, senior management team, highly-specialized technology and insurance experts, key technical employees, and other highly skilled personnel.

Our success depends upon the continued service of Mark T. Bertolini, our Chief Executive Officer and a member of our board of directors, Mario Schlosser, our Co-Founder, President of Technology and Chief Technology Officer and a member of our board of directors, and Joshua Kushner, our Co-Founder, Vice Chairman and a member of our board of directors (Mr. Schlosser and Mr. Kushner, the “Co-Founders”), the other members of our senior management team, highly-specialized technology and insurance experts, and key technical employees, as well as other highly qualified personnel. We also depend upon our continuing ability to identify, hire, develop, motivate, retain, and integrate additional highly skilled personnel to support our growth. If we are unable to attract and retain qualified personnel, our business and prospects may be adversely affected.

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

Our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining, motivating and incentivizing our existing employees. Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to hire new employees and to retain, motivate, and incentivize existing employees. For example, from the completion of our initial public offering (“IPO”) through December 31, 2025, our closing stock price ranged from a high of $36.77 to a low of $2.15. As such, the underlying value of the equity awards held by our employees also fluctuates. Additionally, if and when the stock options or other equity awards are substantially vested, employees under such equity arrangements may be more likely to leave, particularly when the underlying shares have appreciated.

To attract and retain top talent, we will need to continue to offer competitive compensation and benefits packages, including equity compensation. We may also need to increase our employee compensation levels in response to competitor actions. If we are unable to retain highly qualified personnel or hire new employees to meet our needs, or otherwise fail to effectively manage our hiring needs or successfully integrate new hires, including our recently hired management team members, our efficiency, ability to execute our growth strategy and our employee morale, productivity, and retention could suffer, which in turn could have an adverse effect on our business, results of operations, and financial condition.

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

We may face risks associated with our utilization of certain AI and machine learning models.

Our business currently utilizes AI Technologies to drive efficiencies in our business, including by deploying use cases that are designed to streamline administrative processes, improve the experience for our members and providers and enhance our decision making capabilities. We are making, and plan to make in the future, investments in adopting AI Technologies across our business and across our technology stack. For example, in 2025, we launched Oswell, a personal AI agent designed to provide our members with on-demand support and doctors with data to improve care paths. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying AI Technologies and our usage of, or investments in, AI Technologies may not always enhance our products or services or be beneficial to our business, including our efficiency or profitability.

There is a risk that AI Technologies could produce inaccurate or misleading content or other discriminatory or unexpected results or behaviors, such as hallucinatory behavior that can generate irrelevant, nonsensical, or factually incorrect results, all of which could harm our reputation, business, or relationships with our members. If the AI Technologies we use are incorrectly designed, if the data sets or models upon which they are based have errors, or if we fail to develop and maintain adequate safeguards, the performance of our products, services, and business, as well as our reputation, could suffer or we could incur liability through the violation of laws or contracts to which we are a party, or through claims by members or regulators. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business and financial position, results of operations, and/or cash flows, and may affect our reputation and brand. In addition, the regulatory framework for AI Technologies is rapidly evolving and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations. New regulations and changes to existing regulations, and their interpretation and implementation, could impede our use of AI Technologies by limiting the way we use, or requiring us to change the way we use, AI Technologies and/or creating additional costs associated with compliance.

Our ability to continue to leverage AI Technologies is dependent on access to specific third-party software and infrastructure provided by a handful of vendors with leading AI Technologies. We cannot control the availability or pricing of third-party software and infrastructure, and if the models we currently use in connection with our AI Technologies become incompatible with our applications or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI Technologies are offered or terminate their relationship with us, we could be required to expend time and resources to either find replacement vendors and/or to mitigate the impact to our business, and our business could be harmed.

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

Public health crises arising from natural disasters (such as earthquakes, wildfires, hurricanes, floods and snowstorms) or effects of climate change could impact our business operations and result in increased medical care costs. For example, natural disasters, such as a major hurricane affecting Florida, Georgia, or Texas, could have a significant impact on the health of a large number of our covered members. Other conditions that could impact our members include a virulent flu season or epidemic, a surge of mosquito-borne illnesses, or new viruses or conditions for which vaccines may not exist, are not effective, or have not been widely administered.

In addition, federal and state law enforcement officials have issued warnings about potential terrorist activity involving biological or other weapons of mass destruction. All of these conditions, and others, could have a significant impact on the health of the population of widespread areas. If one of the states in which we operate were to experience a large-scale natural disaster, a significant terrorist attack, or some other large-scale event affecting the health of a large number of our members, our covered medical expenses in that state would rise, which could have a material adverse effect on our business, financial condition, cash flows, or results of operations. Government enactment of emergency powers in response to these public health crises could also disrupt our business operations, including by restricting pharmaceuticals or other supplies, and could increase the risk of shortages of necessary items or labor.
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

As of December 31, 2025, we had federal income tax NOLs of $2.6 billion and state NOLs of $1.4 billion, which are currently subject to a full valuation allowance. The NOLs are available to offset our future taxable income, if any, prior to consideration of annual limitations that may be imposed under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) or otherwise. Of our federal NOLs, approximately $1.5 billion of losses will expire between 2035 and 2045, and $1.1 billion of losses can be carried forward indefinitely. State NOLs begin to expire in 2035.

We may be unable to use our NOLs if we do not generate sufficient positive earnings. In addition, under Section 382 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in the corporation’s equity ownership by certain shareholders or groups of shareholders over a rolling three-year period), the corporation’s ability to use its pre-ownership change NOLs to offset its post-ownership change income may be limited. We regularly assess potential NOL limitations under Section 382, and determined that an ownership change occurred in 2016; however, the corresponding limitation amount did not impact the ultimate pre-change NOL available for use. We may experience ownership changes as a result of subsequent shifts in our stock ownership, which may be outside of our control. Another ownership change could limit our ability to utilize our NOLs existing at the time of the ownership change. To the extent we are not able to offset future taxable income with our NOLs, our cash flows may be adversely affected. Future regulatory changes could also limit our ability to utilize our NOLs.

Our limited operating history in an evolving industry makes it difficult to evaluate our current business performance, implementation of our business model, and our future prospects.

We launched our business in 2012 and have limited experience operating our business at current scale. Due to this limited operating history and the rapid growth we have experienced since we began operations, there is greater uncertainty in estimating our operating results, and our historical results may not be indicative of, or comparable to, our future results. In addition, we have limited data to validate key aspects of our business model, including our growth strategy. For example, our efforts to partner with ICHRA platforms to transition small, mid- and large-sized employers to the individual market where their employees can choose an Oscar product may not be successful, take significantly more time than expected to be successful and/or incur significant or unexpected expense. Furthermore, we are a relatively new entrant in the third party services market and in the past have experienced challenges in developing this area of our business. We are unable to predict if we will always be able to effectively and consistently service our current +Oscar arrangements and any future +Oscar arrangements, which risk may increase over time as we enter into more material +Oscar arrangements. In addition, though we recently acquired new business lines, through our purchase of Lucie, Inc. and IHC Specialty Benefits, Inc., there is no guarantee that we will be able to effectively scale or achieve our strategic objectives with respect to those businesses. The data we collect may not provide useful measures for evaluating our business model. Moreover, partnerships, joint ventures or business lines we enter into in the future may not perform as well as historical expectations. Our inability to adequately assess our performance and growth could have a material adverse effect on our brand, reputation, business, financial condition, and results of operations.

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

We have in the past identified, and may in the future identify, material weaknesses. If we cannot remediate future material weaknesses or significant deficiencies in a timely manner, or if we identify additional control deficiencies that individually or together constitute significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information and our ability to prepare financial statements within required time periods, could be adversely affected.

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

We currently derive substantially all of our revenue from direct policy premiums and recognize premium revenue over the period that coverage is effective. We may not receive premiums in advance of or by the end of a given coverage period. Moreover, actions taken by state and federal governments could increase the likelihood of delay in our receipt of premiums. For example, in early responses to the COVID-19 pandemic, state insurance departments, including in states in which we operate, issued guidelines, recommendations, and moratoria around policy cancellations and non-renewals due to non-payment. While none of such state or federal required or recommended moratoria are still in effect, if similar measures were to be reintroduced and to remain in place for an extended period due to unanticipated public health or economic crises, our receipt of premiums, if any, could be significantly delayed, which could have a material adverse effect on our business, operations, cash flows, or earnings.

Payments from government payors may be delayed in the future, which, if extended for any significant period of time, could have a material adverse effect on our results of operations, financial condition, cash flows or liquidity. In addition, delays in obtaining, or failure to obtain or maintain, governmental approvals, or moratoria imposed by regulatory authorities, could adversely affect our revenues or membership, increase costs or adversely affect our ability to bring new products to market as forecasted. Other changes to government programs could affect our willingness or ability to participate in any of these programs or otherwise have a material adverse effect on our business, operations, cash flows, or earnings.

We make virtual healthcare services available to our members through Oscar Medical Group, in which we do not own any equity or voting interest, and our virtual care availability may be disrupted if our arrangements with providers like the Oscar Medical Group become subject to legal challenges.

Pursuant to state corporate practice of medicine laws, many states in which we operate limit the practice of medicine to licensed individuals or professional organizations owned by licensed individuals, and business corporations generally may not exercise control over the medical decisions of physicians. Statutes and regulations, including the interpretation and enforcement of such statutes and regulations, relating to the corporate practice of medicine, fee-splitting between physicians and referral sources, and similar issues, vary widely from state to state. Many of the laws, rules, and regulations with respect to corporate practice of medicine are ambiguous and have not been well-interpreted by applicable regulatory agencies or the courts. Moreover, changes can be made to existing laws, regulations, or interpretations, or new laws can be enacted or adopted, which could cause us to be out of compliance with these requirements.

Our wholly owned subsidiary, Oscar Management Corporation, has management services agreements with five physician-owned professional corporations, known collectively as the Oscar Medical Group. We consolidate the professional corporations into our financial results because under applicable rules we have determined that we have a controlling financial interest in these corporations. However, each of the professional corporations comprising the Oscar Medical Group is wholly owned by a single physician licensed in California, Florida, Kansas, New York and New Jersey, who oversees the operation of the Oscar Medical Group in her capacity as president and sole director of each Oscar Medical Group professional corporation. This physician also serves as a consultant to Oscar Management Corporation. Under the terms of the management services agreements between Oscar Management Corporation and the Oscar Medical Group, the Oscar Medical Group retains sole responsibility for all medical decisions, as well as for hiring and managing physicians and other licensed healthcare providers, developing operating policies and procedures, and implementing professional standards and controls. Despite the management services agreements and other arrangements we have with Oscar Medical Group, regulatory authorities and other parties may assert that we are engaged in the prohibited corporate practice of medicine, that our arrangements with Oscar Medical Group constitute unlawful fee-splitting, or that other similar issues exist. If that were to occur, we could be subject to civil and/or criminal penalties, our agreements could be found legally invalid and unenforceable (in whole or in part), or we could be required to terminate or restructure our contractual arrangements, any of which could have a material adverse effect on our results of operations, financial position, or cash flows. State corporate practice of medicine and fee-splitting prohibitions may impose penalties on healthcare professionals for aiding in the improper rendering of professional services.

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

While we take precautions designed to protect our intellectual property, it may still be possible for competitors and other unauthorized third parties to copy our technology and use our proprietary brand, content, and information to create or enhance competing solutions and products, which could adversely affect our competitive position in our rapidly evolving and highly competitive industry. Our existing intellectual property, and any intellectual property granted to us, or that we otherwise acquire in the future, may be contested, circumvented, or invalidated. Some license provisions that protect against unauthorized use, copying, decompiling, transfer, and disclosure of our technology may be unenforceable under the laws of certain jurisdictions and foreign countries, and the remedies for such events may not be sufficient to compensate for such breaches. We enter into confidentiality and invention assignment agreements with our employees and consultants, and enter into confidentiality agreements with our third-party providers and strategic partners. These agreements may be breached, and may not be effective in controlling access to, and use and distribution of, our platform and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings. Such arrangements may limit our ability to protect, maintain, enforce, or commercialize such intellectual property rights or the technology or services that are based upon or covered by such intellectual property rights. Additionally, certain unauthorized use of our intellectual property may go undetected, or we may face legal or practical barriers to enforcing our legal rights even where unauthorized use is detected. If we are unable to prevent the unauthorized use or exploitation of our intellectual property, the value of our brand, content, and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to members, and potential members, may become confused, and our ability to attract customers may be adversely affected. Any inability or failure to protect our intellectual property could adversely impact our business, results of operations, and financial condition.

We have registered, or applied to register, those trademarks that we believe are important to our business, but to date we have not filed patent applications to protect our innovations and proprietary technology. If in the future we decide to file patent applications to protect our innovations and proprietary technology, we do not know whether they would result in the issuance of a patent, or effective copyrights, in our content and proprietary coding, as applicable, or whether the examination process will require us to narrow any proposed patent claims. The applications we file may not result in issued patents, and if patents are issued as a result, they may not allow us to receive competitive advantages or effectively block competitors creating competing technology. In addition, given the costs, effort, and risks of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we continue to choose not to seek patent protection. Any failure to adequately obtain patent protection, or other intellectual property protection, could later prove to adversely impact our business.

While software and other of our proprietary works may be protected under copyright law, we have not registered any copyrights in these works, and instead, we primarily rely on protecting our software as a trade secret and through contractual protections. In order to bring a copyright infringement lawsuit in the United States, the copyright must first be registered. Accordingly, the remedies and damages available to us for unauthorized use of our software or other proprietary works may be limited to those available in connection with trade secret misappropriation and breach of contract actions.

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

Our competitors, as well as a number of other entities and individuals, including so-called non-practicing entities, may own or claim to own intellectual property relating to or covering the operation of our business. From time to time, third parties claim that we are infringing upon their intellectual property rights or that we have misappropriated their intellectual property. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more aspects of our technology and business. Third parties may assert claims that we or our business partners or clients infringe or misappropriate their intellectual property rights and these claims, with or without merit, could be expensive to litigate, cause us to incur substantial costs and divert management resources and attention in defending the claim. In addition, we may be required to license additional technology from third parties to develop and market new offerings or platform features, which may not be available on commercially reasonable terms, or at all, and could adversely affect our ability to compete or require us to rebrand or otherwise modify our offerings, which could further exhaust our resources. Furthermore, certain contracts with our business partners contain provisions whereby we indemnify, subject to certain limitations, the counterparty for damages suffered as a result of claims related to intellectual property infringement. Claims made under these provisions could be expensive to litigate and could result in significant payments. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

Increasing scrutiny and differing expectations with respect to sustainability and environmental, social and governance (“ESG”) matters may impose additional costs on us, impact our access to capital, or expose us to new or additional risks.

Increased and differing focus, including from regulators, investors, employees, clients, competitors and other stakeholders on sustainability or ESG matters may result in increased costs (including but not limited to increased costs related to compliance and stakeholder engagement), impact our reputation, or otherwise affect our business performance. In addition, legal and regulatory actions and executive orders issued by the current U.S. presidential administration have targeted these areas. Negative public perception, adverse publicity or negative comments in social media could damage our reputation or harm our relationships with regulators, employees, customers, investors or other stakeholders if we do not, or are not perceived to, adequately address these issues. Any harm to our reputation could negatively impact employee engagement and retention, customers’ willingness to do business with us, and investment decisions. At the same time, various stakeholders may have divergent views on ESG practices and the speed of their adoption. This divergence increases the risk that any commitment, position, target or other action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business.

It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. At the same time, certain stakeholders might not be satisfied if we adopt ESG practices at all. Actual or perceived shortcomings with respect to our ESG practices and reporting could negatively impact our business. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices and current or emerging regulatory requirements, including with respect to climate change and sustainability. For example, we operate in various jurisdictions in the U.S. that have adopted or proposed laws related to sustainability and climate change reporting to which we could eventually become subject. Other state legislatures have adopted or proposed conflicting rules that scrutinize the consideration of ESG factors in business practices. We are currently assessing the potential impacts of the adopted or proposed laws, as well as other sustainability and climate-related disclosure obligations and evolving legal and regulatory requirements, to which we may be subject. Further, enhanced sustainability and climate-related disclosure requirements could lead to reputational or other harm to our relationships with regulators, employees, customers, investors or other stakeholders.

In addition, a variety of organizations have developed ratings to measure the performance of companies on ESG topics, and the results of some of these assessments are widely publicized. Such ratings are used by some investors to inform their investment and voting decisions. In addition, many investors have created their own proprietary ratings that inform their investment and voting decisions. Unfavorable ratings of the Company or our industry, as well as omission of our stock into ESG-oriented investment funds, may lead to negative investor sentiment and the diversion of investment to other companies or industries, which could have a negative impact on our stock price and our access to and cost of capital.

Our acquisition and ownership of a health insurance agency and an enhanced direct enrollment platform exposes us to risks that could adversely affect our business, financial condition, results of operations, and cash flows.

We recently acquired IHC Specialty Benefits, Inc., an insurance agency that sells individual medical and supplemental health products. The agency business model differs in material respects from our core health insurance operations and subjects us to additional operational, regulatory, and financial risks. For example, the agency generates a substantial portion of its revenue from commissions and other compensation paid by health insurance carriers, including us and third-party carriers. Any reduction in commission levels or termination of carrier agreements could materially and adversely affect the agency’s revenues. Health insurance agencies are also subject to extensive and evolving federal and state regulation unique to health insurance distribution. Noncompliance with these requirements—whether due to agency conduct, producer actions, or third-party vendors—could result in fines, penalties, enrollment suspensions, loss of licenses or certifications, corrective action plans, or reputational harm. The agency also faces the risk of claims alleging failure to properly advise clients, enroll members accurately, or comply with applicable marketing and disclosure requirements. Such claims may arise from misunderstandings regarding coverage, benefits, provider networks, or eligibility for subsidies or government programs. The agency is also subject to strict regulation as a fiduciary for any client premium funds or claims payments it may handle in the course of its business. While the agency maintains errors and omissions insurance, coverage may be insufficient, subject to exclusions, or unavailable on acceptable terms. In addition, ownership of a health insurance agency may create perceived or actual conflicts of interest, particularly where the agency distributes our health plans alongside competing products. Regulators, customers, or carrier partners may scrutinize product recommendations, disclosure practices regarding the relationship between us and the agency, marketing practices, and compensation arrangements. Any restrictions imposed to address such concerns could limit the agency’s growth or profitability. Furthermore, regulators, third-party carriers or other entities could bring claims with respect to antitrust law violations or breach of contract to the extent they believe that competitively sensitive information is inappropriately shared between IHC Specialty Benefits, Inc. and Lucie, Inc., on the one hand, and our Health Insurance Subsidiaries or other entities on the other hand. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business and financial position, results of operations, and/or cash flows, and may affect our reputation and brand. Our ability to realize the anticipated benefits of the acquisition and successfully manage this new line of business depends on successfully managing these risks.

We also recently acquired Lucie, Inc., an approved EDE entity that facilitates consumer enrollment in health insurance coverage, including plans offered on the Health Insurance Marketplaces. The operation of an EDE platform differs significantly from our traditional health insurance operations and exposes us to increased regulatory oversight, operational complexity, and compliance obligations. For example, EDE platforms operate pursuant to approvals, technical requirements, and ongoing oversight by CMS and, in some cases, state regulators. These requirements govern platform functionality, consumer disclosures, data sharing, marketing practices, enrollment processes, and audit rights. Failure to comply with applicable federal or state rules, technical standards, or program guidance could result in corrective action plans, suspension or revocation of EDE approval, civil monetary penalties, reputational harm, or restrictions on our ability to enroll members through the platform. In addition, the EDE platform depends on real-time integration with HealthCare.gov (the Federally Facilitated Marketplace), applicable state-based exchanges, and other third-party systems to determine eligibility, subsidies, and enrollment status. System outages, interface changes, data transmission errors, or delays caused by government systems or third-party service providers could disrupt enrollment activity, impair the consumer experience, lead to inaccurate enrollments, or result in compliance violations. Errors in platform functionality, eligibility determinations, subsidy calculations, plan displays, or enrollment transmissions could also result in improper enrollments, coverage gaps, consumer complaints, or disputes regarding coverage or premiums. Such issues may expose us to regulatory scrutiny, contractual liability, errors and omissions claims, or increased member attrition, particularly if they occur during open enrollment periods when enrollment volumes are highest. Operating an EDE platform may create perceived or actual conflicts of interest, particularly where the platform presents our health plans alongside competing products. Regulators may scrutinize plan display algorithms, default options, and consumer decision-support tools to ensure compliance with marketing, non-discrimination, and anti-steering requirements. Any findings of noncompliance could result in enforcement actions or restrictions on platform operations. Finally, because the EDE platform serves as a primary consumer-facing enrollment channel, any widely publicized system failures, data incidents, compliance violations, or negative consumer experiences could harm our brand and reputation, reduce consumer trust, and adversely affect enrollment and retention across our broader health insurance business. Our ability to realize the anticipated benefits of the acquisition and successfully manage this new line of business depends on successfully managing these risks.

Risks Related to our Indebtedness

Restrictions imposed by our 2026 Revolving Credit Facility may materially limit our ability to operate our business and finance our future operations or capital needs.

On February 6, 2026, we entered into a $475.0 million secured three-year revolving credit facility (the “2026 Revolving Credit Facility”), pursuant to that certain Credit Agreement, dated as of February 6, 2026, by and among the Company, as borrower, certain subsidiaries of the Company, as subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders party thereto (the “2026 Credit Agreement”). The terms of our 2026 Credit Agreement for the 2026 Revolving Credit Facility may restrict us and our subsidiaries from engaging in specified types of transactions. These covenants, subject to certain limitations and exceptions, restrict our ability, and that of our subsidiaries, to, among other things:

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

Pursuant to our 2026 Revolving Credit Facility, we are required to comply with certain financial covenants including (A) for each fiscal quarter, commencing with the fiscal quarter ending March 31, 2026 through the fiscal quarter ending December 31, 2026, (i) receiving specified levels of direct policy premiums for each fiscal quarter, (ii) maintaining a minimum liquidity plus undrawn commitments, as of the last day of any fiscal quarter, of at least $200.0 million, of which at least $100.0 million must be unrestricted cash and cash equivalents at the Company and the guarantors, (iii) maintaining a minimum consolidated adjusted EBITDA as of the last day of each quarter and (B) for each fiscal quarter commencing with the fiscal quarter ending March 31, 2027, through the maturity date or earlier termination date, (i) maintain a maximum total net leverage ratio of 3.50:1.00 and (ii) maintain a minimum fixed charge coverage ratio of 3.00:1.00.

A breach of any of these covenants, or any other covenant in the documents governing our 2026 Revolving Credit Facility, could result in a default or event of default under our 2026 Revolving Credit Facility. In the event of any event of default under our 2026 Revolving Credit Facility, the applicable lenders or agents could elect to terminate borrowing commitments and declare all borrowings and loans outstanding thereunder, if any, together with accrued and unpaid interest and any fees and other obligations, to be immediately due and payable. In addition, or in the alternative, the applicable lenders or agents could exercise their rights under the security documents entered into in connection with our 2026 Revolving Credit Facility. We pledged substantially all of our assets as collateral securing our 2026 Revolving Credit Facility and any such exercise of remedies on any material portion of such collateral would likely materially adversely affect our business, financial condition or results of operations.

If we were unable to repay or otherwise refinance these borrowings and loans when due, and the applicable lenders proceeded to exercise remedies against the collateral granted to them to secure that indebtedness, we may be forced into bankruptcy or liquidation. In the event the applicable lenders accelerate the repayment of any future borrowings, we may not have sufficient assets to repay that indebtedness. Any acceleration of future borrowings under our 2026 Revolving Credit Facility or other outstanding indebtedness would also likely have a material adverse effect on us.

Our debt obligations contain restrictions that impact our business and expose us to risks that could materially adversely affect our liquidity and financial condition.

As of December 31, 2025, we had outstanding $35.0 million in aggregate principal amount of our convertible senior notes due 2031 (the “2031 Notes”) and $410 million aggregate principal amount of our convertible senior notes due 2030 (the “2030 Notes”). In addition, on February 6, 2026, we entered into the 2026 Revolving Credit Facility, pursuant to the 2026 Credit Agreement. We may incur additional indebtedness in the future, including borrowings under the 2026 Revolving Credit Facility. Such indebtedness, including borrowings, if any, under the 2026 Revolving Credit Facility or our other current indebtedness, could have significant effects on our business, such as:

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
•placing us at a competitive disadvantage compared with our competitors that have less debt; and
•exposing us to risks inherent in interest rate fluctuations, as a portion of our indebtedness (including amounts drawn under the 2026 Revolving Credit Facility) or any future indebtedness may be at variable rates of interest, which could result in higher interest expense and increased debt service obligations in the event of increases in interest rates.

Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including the 2031 Notes and 2030 Notes (together, the “Notes”), depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If the assumptions underlying our cash flow projections are incorrect, we may not be able to generate sufficient cash flow from our operations to repay our existing or future indebtedness when it becomes due and to meet our other cash needs. If we are unable to generate such cash flow, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. The 2026 Revolving Credit Facility, subject to certain conditions, limitations and exceptions, restricts our ability to refinance our indebtedness and incur additional indebtedness. If we fail to comply with these covenants or make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in our other indebtedness becoming immediately payable in full. Due to such restrictions or other factors, we may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we must sell our assets, it may negatively affect our business, financial condition and results of operations. In addition, we may be subject to prepayment penalties depending on when we repay our future indebtedness, which amounts could be material.

We may be unable to raise the funds necessary to repurchase our outstanding Notes for cash following a fundamental change or on the optional repurchase dates, or to pay any cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the Notes or pay cash upon their conversion.

Noteholders may, subject to certain conditions described in the indenture governing the applicable Notes, require us to repurchase their Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. Additionally, the purchasers of the Notes have the right to require us to repurchase their Notes in cash, if certain conditions described in the applicable indenture are met. Furthermore, upon conversion, we have in the past satisfied, and will in the future satisfy, part or all of our conversion obligations in cash unless we, or in the case of the 2031 Notes, the Initial Purchasers of the 2031 Notes, elect to settle conversions solely in shares of our Class A common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay any cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the Notes or pay any cash amounts due upon conversion. Our failure to repurchase the Notes or pay any cash amounts due upon conversion when required will constitute a default under the applicable indenture. A default under the applicable indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the applicable Notes.

Provisions in the 2026 Revolving Credit Facility or the indentures governing the Notes could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the 2026 Revolving Credit Facility, the Notes and the applicable indentures could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change (as defined in the applicable Notes), then noteholders will have the right to require us to repurchase their Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change (as defined in the applicable indenture), then we may be required to temporarily increase the conversion rate. Further, if a takeover constitutes a “change in control” (as defined in the 2026 Revolving Credit Facility), such takeover would constitute an event of default under the 2026 Revolving Credit Facility. In any such case, and in other cases, our obligations under the 2026 Revolving Credit Facility, the Notes and the applicable indentures could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our common stock may view as favorable.

Risks Related to Ownership of Our Class A Common Stock

The dual class structure of our common stock, while in effect, will have the effect of concentrating voting control with Thrive Capital and our Co-Founders, which will limit the ability of our other investors to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Our Class B common stock has 20 votes per share, and our Class A common stock has one vote per share. As of December 31, 2025, the holders of our outstanding Class B common stock, which consist of Thrive Capital and our Co-Founders, beneficially own 16.6% of our outstanding capital stock and hold 76.1% of the voting power of our outstanding capital stock (assuming the exercise of all options to acquire shares of Class B common stock and the conversion of the Notes, in each case that are beneficially owned as of December 31, 2025). Thrive Capital and Joshua Kushner (as the sole managing member of the Thrive General Partners), in particular, beneficially own 14.5% of our outstanding capital stock and hold 67.9% of the voting power of our outstanding capital stock as of December 31, 2025. All outstanding shares of Class B common stock will automatically convert into shares of Class A common stock on a one-for-one basis on March 2, 2028, if not earlier converted as specified in our amended and restated certificate of incorporation (the “Amended Charter”).

Because of the 20-to-one voting ratio between our Class B common stock and Class A common stock, the holders of Class B common stock, in particular Thrive Capital and Joshua Kushner (as the sole managing member of the Thrive General Partners), collectively control over a majority of the combined voting power of all of our Class A common stock and Class B common stock and therefore will continue to be able to control all matters submitted to our stockholders for approval until a significant portion of such shares of outstanding Class B common stock have been converted to shares of Class A common stock. This concentrated control limits or precludes the ability of our other investors to influence corporate matters. For example, Thrive Capital and our Co-Founders have sufficient voting power to determine the outcome with respect to elections of directors, amendments to our Amended Charter, amendments to our amended and restated bylaws (“Amended Bylaws”) that are subject to a stockholder vote, increases to the number of shares available for issuance under our equity incentive plans or adoption of new equity incentive plans, and approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction requiring stockholder approval while our dual class structure remains in effect. In addition, this concentrated control may also prevent or discourage unsolicited acquisition proposals or offers for our capital stock that our other stockholders may feel is in their best interest. This control may also adversely affect the market price of our Class A common stock.

Because Thrive Capital and our Co-Founders’ interests may differ from those of our other stockholders, actions that Thrive Capital and our Co-Founders take with respect to us, as significant stockholders, may not be favorable to our other stockholders, including holders of our Class A common stock.

Thrive Capital and its affiliates engage in a broad spectrum of activities. In the ordinary course of its business activities, Thrive Capital and its affiliates may engage in activities where their interests conflict with our interests or those of our other stockholders. Thrive Capital or one or more of its affiliates may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, Thrive Capital may have an interest in us pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment in us, even though such transactions might involve risks to you.

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions. As among the individual holders of Class B common stock, the conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term (and decreasing the relative voting power of those holders of Class B common stock who transfer their shares). In addition, under the terms of the Amended Charter, the Class B common stock will automatically convert to Class A common stock on March 2, 2028, unless earlier converted as specified in the Amended Charter.

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

We have filed registration statements with the SEC on Form S-8 to register shares of our Class A common stock issued or reserved for issuance under our 2012 Stock Plan, 2021 Incentive Award Plan, 2022 Employment Inducement Incentive Award Plan, and Employee Stock Purchase Plan and expect to file additional registration statements on Form S-8 in the future. Subject to the satisfaction of vesting conditions, shares issued pursuant to or registered under a registration statement on Form S-8 will be available for resale immediately in the public market without restriction. In addition, upon conversion of the Notes, we may elect to settle conversions entirely in shares of our Class A common stock. Moreover, pursuant to the terms of the Investment Agreement governing the 2031 Notes, the Initial Purchasers of the 2031 Notes have the right to require us to settle conversions entirely in shares of our Class A common stock. From time to time in the future, we may also issue additional shares of our Class A common stock, Class B common stock or securities convertible into Class A common stock pursuant to a variety of transactions, including acquisitions. The issuance by us of additional shares of our Class A common stock or securities convertible into our Class A common stock would dilute the ownership of our existing stockholders.

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

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, we do not anticipate declaring or paying any cash dividends on our Class A common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors, subject to applicable laws, and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, industry trends, and other factors that our board of directors may deem relevant. Any such decision also will be subject to compliance with contractual restrictions and covenants in the agreements governing our current indebtedness. In addition, our ability to pay dividends in the future depends on the earnings and distributions of funds from our subsidiaries. Applicable state insurance laws restrict the ability of our Health Insurance Subsidiaries to declare stockholder dividends and require our Health Insurance Subsidiaries to maintain specified levels of statutory capital and surplus. The 2026 Revolving Credit Facility contains restrictions on our ability to pay dividends. Moreover, we may incur additional indebtedness, the terms of which may further restrict or prevent us from paying dividends on our Class A common stock. As a result, you may have to sell some or all of your Class A common stock after price appreciation in order to generate cash flow from your investment, which you may not be able to do. Our inability or decision not to pay dividends could also adversely affect the market price of our Class A common stock.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our Class A common stock, which could depress the price of our Class A common stock.

Our Amended Charter authorizes us to issue one or more series of preferred stock. Our board of directors will have the authority to determine the powers, designations, preferences, and relative, participating, optional or other special rights, and the qualifications, limitations, or restrictions thereof, of the shares of preferred stock and to fix the number of shares constituting any series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend, and other rights superior to the rights of our Class A common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our Class A common stock at a premium to the market price, and may materially and adversely affect the market price, and the voting, and other rights of the holders of our Class A common stock.

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
•amendments to our Amended Bylaws by our stockholders will require the approval of two-thirds of the then outstanding voting power of our capital stock, voting as a single class;
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

We have historically provided public guidance on our expected operating and financial results for future periods, and may continue to do so in the future. Such guidance consists of forward-looking statements subject to the risks and uncertainties described in this report, and in our other public filings and public statements. Our actual results have not always been in line with or exceeded any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our Class A common stock may decline. Even if we do issue public guidance, we may not continue to do so in the future.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information, including PHI and the systems that store and transmit such data. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We use the ISO 27001 and National Institute of Standards and Technology (“NIST”) 800-53 standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. This does not imply that we meet any particular technical standards, specifications or requirements.

Our cybersecurity risk management program is integrated into our overall ERM program, and shares common methodologies, reporting channels and governance processes that apply across the ERM program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security processes, and (3) our response to cybersecurity incidents;
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
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management and diligence process for key vendors and service providers based on our assessment of their criticality to our operations and respective risk profile.

While we have implemented processes to maintain our cybersecurity risk management program, there can be no assurance that our program, including our controls, procedures and processes, will be fully complied with or that it will be fully effective in protecting the confidentiality, integrity and availability of our critical systems and information.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Part I, Item 1A. “Risk Factors—Risks Related to our Business—If we or our partners or other third parties with whom we collaborate fail to protect confidential information and/or sustain a data security incident, we could suffer increased costs, material financial penalties, exposure to significant liability, adverse regulatory consequences, and reputational harm, which would materially adversely affect our business, results of operations, and financial condition.”

Cybersecurity Governance

Our board of directors (“Board”) considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity risks. The Committee oversees management of our cybersecurity risks, including reviewing and discussing with management our major cybersecurity risk exposures and the steps management has taken to monitor and control such exposures.

Management provides quarterly reports on our cybersecurity risks to the Committee. In addition, management updates the Committee, as necessary, regarding any cybersecurity incidents it considers to be significant. The Committee reports to the full Board regarding its activities, including those related to cybersecurity. Our management team, including our Chief Technology Officer and Chief Information Security Officer (“CISO”), is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Chief Technology Officer, the Company’s Co-Founder and former CEO, has extensive experience in computer science and technology, including as a visiting scholar at Stanford University. This experience has enhanced his expertise in cybersecurity governance and risk management. Our CISO is a Certified Information Systems Security Professional and his experience includes over 20 years of working in the cybersecurity field in various industries, including data analytics, identity verification software, and financial services industries, and over 15 years leading teams and programs.

Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from the Health Information Sharing and Analysis Center and other governmental, public or private sources; and alerts and reports produced by security tools deployed in the information technology environment.

Item 2. Properties

We lease our corporate headquarters located in New York, New York. We lease six additional office spaces in other locations throughout the U.S. We believe that our properties are adequate and suitable for our business as presently conducted.

Item 3. Legal Proceedings

The information required under this Part I, Item 3 is set forth in “Note 18 - Commitments and Contingencies” to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

Holders

As of January 31, 2026, there were 12 holders of record of our Class A common stock and 11 holders of record of our Class B common stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to fund the growth of our business and do not anticipate paying any dividends in the foreseeable future. We are regulated under state insurance holding company laws and our Health Insurance Subsidiaries are subject to stringent regulations, including mandatory statutory capital and surplus requirements, that may restrict our or our Health Insurance Subsidiaries’ ability to declare dividends or limit the amount of dividends and distributions that can be paid without approval of, or notification to, state regulators. In addition, other indebtedness we may enter into from time to time may restrict our ability and that of our subsidiaries’ to, among other things, pay dividends or make other distributions on equity interests. Any decision to declare dividends in the future will be made at the discretion of our board of directors and will depend on a number of factors, including our business prospects, financial condition, regulatory and contractual restrictions, capital and surplus requirements, general business conditions, and other factors that our board of directors may deem relevant.

Recent Sales of Unregistered Securities

On September 18, 2025, we issued $410.0 million aggregate principal amount of 2030 Notes. See “Note 9 - Debt”, as well as Item 3.02 of our Current Report on Form 8-K filed with the SEC on September 18, 2025, for additional information on this issuance.

In addition, on November 3, 2025, the Company and Oasis FD Holdings, LP (“Dragoneer”) entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which, until December 14, 2025, Dragoneer could elect to exchange up to $250.0 million aggregate principal amount of 2031 Notes, representing the balance of its 2031 Notes, for aggregate consideration consisting of (A) a number of shares of Class A common stock based on the conversion rate set forth in the applicable indenture, and (B) up to $17.8 million, payable in shares of Class A common stock and/or cash, pursuant to the terms of the Exchange Agreement and subject to the satisfaction of certain conditions. On November 5, 2025, Dragoneer exchanged $187.5 million aggregate principal amount of their 2031 Notes for approximately 22.5 million shares of Class A common stock, and on November 18, 2025, Dragoneer exchanged the remaining $62.5 million aggregate principal amount balance of their 2031 Notes for approximately 7.5 million shares of Class A common stock. Additionally, in connection with the exchange, Dragoneer also received an inducement payment totaling $17.8 million, of which $4.4 million was paid in cash and the remaining $13.3 million was settled through the issuance of approximately 0.7 million additional shares of Class A common stock.

In connection with the Exchange Agreement and the related transactions, as of November 5, 2025, the debt covenants in the Investment Agreement dated January 27, 2022 among the parties to the 2031 Notes (as amended, the “Investment Agreement”) were extinguished, and the 2030 Notes ceased to be subordinated to the 2031 Notes.

The Shares were issuable in reliance upon Section 3(a)(9) of the Securities Act as involving an exchange by the Company exclusively with its security holder.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

None.

Performance Graph

The following graph illustrates the cumulative total shareholder return on our Class A common stock from March 3, 2021, the first day the Company's stock was publicly traded, through December 31, 2025, relative to the performance of the S&P 500 Index and a group of eleven peers selected by the Company. The peer group was previously composed of Centene Corporation, Molina Healthcare, Inc., CVS Health Corporation, Cigna Group, Elevance Health, Inc., Agilon Health Inc., Alignment Healthcare, Inc., Evolent Health, Inc., Privia Health Group, Inc., Teladoc Health, Inc., and Accolade, Inc. (“2024 Peer Group”). The peer group was chosen based on (i) industry, including managed care and healthcare technology companies, with emphasis on direct competitors and close industry peers, (ii) revenue, and (iii) market capitalization. In 2025, the Company reviewed the peer group, and as a result of the pending acquisition of Accolade, Inc., Accolade, Inc. was determined to fall outside one or more of the defined parameters and was removed from the peer group. One company, Humana Inc., was added to the peer group, reflecting its relevance from an industry, revenue, and market capitalization standpoint (the 2024 Peer Group, as so adjusted, “2025 Peer Group”). The graph assumes that $100 was invested on March 3, 2021 in each of our Class A common stock, the S&P 500 Index, the 2024 Peer Group and the 2025 Peer Group, and that any dividends were reinvested. The comparisons reflected in the graph are not intended to forecast or otherwise be indicative of the future performance of our stock. The performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of the Company’s filings under the Securities Act.

Comparison of Cumulative Total Return
250
200
150
100
50
0
03/03/21
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Oscar Health, Inc.
S&P 500
2024 Peer Group
2025 Peer Group

Company/Index	03/03/21	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Oscar Health, Inc.	$100.00	$22.56	$7.07	$26.29	$38.62	$41.29
S&P 500	$100.00	$126.22	$103.34	$130.48	$163.09	$192.39
2024 Peer Group	$100.00	$131.10	$141.76	$129.93	$100.48	$104.25
2025 Peer Group	$100.00	$127.88	$135.71	$123.98	$91.17	$100.41

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations as of December 31, 2025 and 2024 should be read in conjunction with our audited Consolidated Financial Statements and the related notes included elsewhere in this filing. The discussion contains forward-looking statements that involve known and unknown risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A.“Risk Factors” of this Annual Report on Form 10-K. The following discussion and analysis does not include certain items related to the year ended December 31, 2024, including year-to-year comparisons between the year ended December 31, 2024 and the year ended December 31, 2023. For a comparison of our results of operations for the fiscal years ended December 31, 2024 and December 31, 2023, see Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 20, 2025.

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

Our technology drives superior experiences, deep engagement, and high-value clinical care, earning us the trust of approximately 2.0 million effectuated members (“members”) as of December 31, 2025. Effectuated members are those who are actively enrolled in one of the Company’s plans and whose required premium payments have either been made or are within the payment grace period.

In 2025, we also acquired early-stage businesses with capabilities to help us power Individual Coverage Health Reimbursement Arrangements (“ICHRA”) and further diversify the Company. These assets include Lucie, Inc., a direct enrollment technology platform; IHC Specialty Benefits, Inc., an individual market brokerage; and Healthinsurance.org, LLC, a consumer education website.

We regularly review our Total revenue, Medical Loss Ratio (“MLR”), Selling, general, and administrative expense ratio (“SG&A expense ratio”), Earnings (loss) from operations, and Net income (loss) attributable to Oscar Health, Inc. to evaluate our business, measure our performance, identify trends in our business, prepare financial projections, and make strategic decisions.

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

Recent Developments, Trends and Other Key Factors Impacting Performance

Regulatory Update

Our operations are subject to comprehensive and detailed federal, state, and local laws and regulations, which continue to rapidly evolve and change. During the periods presented in the financial statements contained elsewhere in this Annual Report on Form 10-K, certain regulatory developments have impacted, and are expected to continue to impact, our results of operations.

The ACA
•The enhanced Advanced Premium Tax Credits (“eAPTCs”) that were previously in place since 2021 contributed to increases in the population of the health insurance marketplaces established by the ACA and operated by the federal government, as well as other marketplaces operated by individual states (collectively, “Health Insurance Marketplaces”), as well as increases in our membership. These eAPTCs expired at the end of 2025 and if they are not renewed in 2026, coverage could become unaffordable to some individuals and thereby reduce overall participation in the Health Insurance Marketplaces and our future membership.

•The Centers for Medicare & Medicaid Services (“CMS”) is increasingly focused on improving integrity in the Health Insurance Marketplaces’ eligibility and enrollment process, and we expect this focus to continue. During the second half of 2024, CMS enacted new measures to respond to increases in unauthorized changes in consumer enrollments by agents and brokers and to reduce consumer burdens related to unauthorized enrollments. While these measures are important to prevent unauthorized enrollments, they may also make it more difficult for individuals to complete valid enrollments in new plans, switch from one plan to another, or obtain Advanced Premium Tax Credits (“APTCs”). In addition, on June 25, 2025, CMS issued a rule that created stricter eligibility verification processes for APTCs, as well as other requirements related to ACA plan enrollment, including shorter OEPs and the suspension of certain special enrollment periods (“SEPs”), such rules, the “Program Integrity Rules”. On August 22, 2025, in connection with City of Columbus vs. Kennedy, in which the plaintiffs alleged certain provisions of the Program Integrity Rules are contrary to law, a federal district court in Maryland issued a nationwide stay on several provisions of the Program Integrity Rules pending a final ruling on the merits of the case. The litigation did not conclude before 2026 and CMS confirmed that the stayed provisions were not in effect during the 2026 open enrollment period (“OEP”). Many of the stayed provisions would have otherwise impacted enrollment processes and APTC eligibility during the 2026 OEP. For example, the court stayed the application of a $5 monthly premium to enrollees in $0 premium plans who do not actively reenroll during open enrollment. If the stayed provisions are reinstated in 2026, they are expected to impact enrollment processes and APTC eligibility during the 2027 and other future OEPs. Provisions of the Program Integrity Rules unaffected by the stay became effective on August 25, 2025. Furthermore, on July 4, 2025, the President signed into law the One Big Beautiful Bill Act (the “OBBBA”) which, among other relevant matters, limits the eligibility of APTCs for certain populations, and requires additional verification procedures to confirm member eligibility for APTCs.

•Based on the most recent data from CMS, enrollment in the Health Insurance Marketplaces decreased from the 2025 OEP to the 2026 OEP, which we believe was due to the expiration of the eAPTCs, and the implementation of the Program Integrity Rules and the OBBBA, but such data is preliminary and may be inaccurate or incomplete, and the actual level of enrollment in the Health Insurance Marketplace in 2026 will not be known until later in 2026. We expect that these regulatory and legislative developments could continue to impact the size of the Health Insurance Marketplaces and our membership in future years. Any resulting market contraction could negatively impact market morbidity.

•Medicaid redeterminations began on April 1, 2023 and CMS announced an SEP that began March 31, 2023 and ended November 30, 2024 to facilitate enrollment in the ACA by individuals who lost Medicaid coverage under the redetermination process. Our understanding is that in 2024 most states substantially completed the unwinding-related renewals for beneficiaries enrolled in Medicaid or Children's Health Insurance Program (“CHIP”). We believe these Medicaid redeterminations previously contributed to increases in our membership in 2024; however, we do not believe that we experienced significant growth in our membership from the Medicaid redetermination process in 2025. We believe that members who have enrolled in the ACA through the Medicaid redetermination process have increased the overall morbidity of the Health Insurance Marketplace.

For additional details, see Part I, Item 1, “Business–Government Regulation–Ongoing Requirements and Changes to the ACA”, and Part I, Item 1A. “Risk Factors-Most Material Risks to Us-Our success and ability to grow our business depend in part on retaining and expanding our member base. If we fail to add new members or retain current members, or manage our membership growth appropriately to meet our business objectives, our business, revenue, operating results, and financial condition could be harmed,” and “Risk Factors–Most Material Risks to Us–Failure to accurately estimate our incurred medical expenses or overall market morbidity, or effectively manage our medical costs or related administrative costs could negatively affect our financial position, results of operations, and cash flows” and “Risk Factors–Most Material Risks to Us–Any changes to the ACA and its regulations could materially and adversely affect our business, results of operations, and financial condition” in this Annual Report on Form 10-K.

Proposed Tariffs
The Trump administration has indicated that new tariffs may be imposed on a variety of products relevant to our business, including certain pharmaceutical products and ingredients and medical devices and supplies imported into the United States. If such tariffs are imposed, the potential impact could include, among other things, higher costs for medical providers and facilities, higher pharmaceutical prices, higher costs of medical devices, and supplies and shortages of certain medicines and medical supplies. Shortages in medicines and supplies may also impact the health of our members, which in turn may result in higher medical costs. The unprecedented nature of these types of tariffs, as well as uncertainty around their implementation, could impact our ability to accurately estimate and effectively manage the impact on our medical expenses, which in turn could adversely affect our results of operations and financial position. For additional details, see Part I, Item 1A. “Risk Factors-Most Material Risks to Us-Failure to accurately estimate our incurred medical expenses or overall market morbidity, or effectively manage our medical costs or related administrative costs could negatively affect our financial position, results of operations, and cash flows” and “Risk Factors-Risks Related to the Regulatory Framework That Governs Us-Changes in laws, regulations or rules relating to taxes or tariffs could adversely affect us.”

Members

Our membership is measured as of a particular point in time. Membership may change due to the pricing of, and benefits offered under, our plans both relative to our competitors and considered on a stand-alone basis and our expansion into or exiting from certain markets. Membership may vary throughout the year due to disenrollments, SEP, and other market dynamics that are in effect. Such dynamics may include but are not limited to enhancements, extensions, reductions or eliminations of APTCs; other legislative or regulatory actions, such as recent Congressional and CMS initiatives to improve the integrity in the ACA eligibility and enrollment process and pre-enrollment verification procedures; individuals disenrolling before they become effectuated members or the removal of members for non-payment or by CMS in accordance with fraud, waste and abuse laws and regulations; Medicaid redeterminations; or other factors that may cause the overall market to grow or decline.

Risk Adjustment

The risk adjustment programs in the markets we serve are administered federally by CMS and are designed to mitigate the potential impact of adverse selection and provide stability for Health Insurance Entities. Under these programs, each plan is assigned a risk score based upon demographic information and current year claims information related to its members. The risk score is used to adjust plan revenue to reflect the relative risk of the plan's enrolled population. We reevaluate our risk adjustment transfer estimates as new information and market data becomes available until we receive the final reporting from CMS in later periods, up to twelve months in arrears. In the second and third quarters of 2025, the Company received third party reports indicating that the ACA average market risk scores (a measure of market morbidity) were significantly higher than the overall market expectation, which resulted in the Company significantly increasing its estimated risk adjustment transfer payable for such quarters. In the fourth quarter, the Company received third party reports indicating that overall market morbidity had stabilized, but that the Company had lower-than-anticipated relative risk scores, which resulted in the Company increasing its estimated risk adjustment transfer payable as of December 31, 2025.

Our risk transfer estimates are subject to a high degree of estimation and variability, and are affected by the relative risk of our members, and in the case of the ACA, that of other insurers. The data we rely upon to calculate these estimates includes data received from independent third parties. In addition, the data may be incomplete, can vary considerably from period to period, requires considerable judgment in interpretation, lacks context, and provides limited insight. Moreover, our risk transfer estimates are subject to change due to factors outside of our control, such as changes in legislation, regulations, regulatory enforcement, enrollment in government health plans, inflation, market size, market morbidity, the actions of our competitors, and other uncertainties. There is a higher degree of uncertainty associated with estimates of risk adjustment transfers earlier in the policy year or, in the case of SEP driven enrollment, throughout the policy year, resulting from the fact that risk scores are based on lagged claim data. There is additional uncertainty for both markets and blocks of business that experience outsized growth, compounded by the lack of credible experience data on the newly enrolling population, including SEP driven enrollees and new members moving from one government program to another. Furthermore, there is also uncertainty associated with changes in other carriers’ operations, which may impact the ultimate degree of market-level risk. Actual risk adjustment calculations and transfers have in the past materially differed, and could materially differ in the future, from our assumptions.

Claims Incurred

Our medical expenses are impacted by unit costs and utilization, as well as seasonal effects on medical costs, as members pay their contractual claims portion of claims responsibility, meeting their deductibles and out-of-pocket maximums over the course of the policy year, which shift more costs to us in the second half of the year as we pay a higher proportion of covered claims costs. Our medical expenses are also impacted by the number of days and holidays in a given period. Our medical and pharmacy costs can also exhibit seasonality depending on selection effects or changes in the risk profile of our membership and the proportion of our membership that is new in the calendar year. The emergence of medical and pharmacy claims is influenced by the aforementioned drivers, and further mix shifts may continue to alter claims incurred patterns in future periods.

Seasonality

Our business is generally affected by the seasonal patterns of our member enrollment, medical expenses, and health plan mix shift and product design. SEP or other market dynamics that drive enrollment and/or mix changes throughout the year may impact the per member levels of premiums, claims, and/or risk adjustment transfers. For more information on how our member enrollment and medical expenses are affected by seasonality, see “Recent Developments, Trends and Other Key Factors Impacting Performance–Members” and “–Claims Incurred” above.

SEP Market Dynamics, Developments, and Trends

During the year ended December 31, 2024, the increase in our membership was due in part to an increase in member enrollments through SEP which impacted our MLR. Higher SEP growth in certain markets throughout 2024 contributed to the increase in our risk transfer payable for the years ended December 31, 2024 and December 31, 2025.

Reinsurance

We believe our reinsurance agreements help us achieve important goals for our business, including risk management and capital efficiency. Our reinsurance agreements are contracted under two different types of arrangements: quota share reinsurance contracts and excess of loss (“XOL”) reinsurance contracts. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses in exchange for a corresponding percentage of premiums. In XOL reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. Under XOL reinsurance, the premium payable to the reinsurer is negotiated by the parties based on losses on an individual member in a given calendar year and their assessment of the amount of risk being ceded to the reinsurer. In the case of federal and state-run reinsurance programs, no reinsurance premiums are paid. The reinsurance agreements do not relieve us of our primary medical claims incurred obligations. Refer to “Note 11 - Reinsurance” to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a description of the accounting methods used to record our quota share reinsurance arrangements.

Critical Accounting Policies and Estimates

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities, and disclosure of contingent assets and liabilities in our financial statements. We regularly assess these estimates; however, actual amounts could differ from those estimates. The most significant items involving management’s estimates include estimates of benefits payable and risk adjustment. The impact of changes in estimates is recorded in the period in which the impact becomes known.

An accounting policy is considered to be critical if the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and the effect of the estimates and assumptions on financial condition, or operating performance. The accounting policies that reflect a significant level of estimation and that are most likely to have a material impact on our reported financial results are described below. Other accounting policies are disclosed in Part II, Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K.

Benefits Payable

Benefits payable includes estimates of the ultimate cost of claims that have been incurred but not reported, including expected development on reported claims, those that have been reported but not yet paid (reported claims in process) and other medical care expenses and services payable.

Our development of the benefits payable estimate is a continuous process which we monitor and refine on a monthly basis as additional claims receipts and payment information becomes available. As more complete claims information becomes available, we adjust the amount of the estimates and include the changes in estimates in medical costs in the period in which the changes are identified. In each reporting period, our operating results include the effects of more completely developed benefits payable estimates associated with previously reported periods. If the revised estimate of prior period healthcare claims is less than the previous estimate, we will decrease reported healthcare claims in the current period (favorable development). If the revised estimate of prior period healthcare claims is more than the previous estimate, we will increase reported healthcare costs in the current period (unfavorable development). Healthcare costs in the years ended December 31, 2025 and 2024 included favorable healthcare claim development related to prior years, net of reinsurance of $239.5 million and $164.7 million, respectively.

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

The following table illustrates the sensitivity of the estimated potential impact on our benefits payable estimates gross of reinsurance, for those periods as of December 31, 2025 to an increase (decrease) in the underlying completion factors:

Changes in Estimates	Increase (Decrease) in Benefits Payable (in thousands)
(1.00)%	$249,974
(0.75)%	187,008
(0.50)%	124,359
(0.25)%	62,024
0.25%	(61,714)
0.50%	(120,092)
0.75%	(163,682)
1.00%	(201,249)

Management believes the amount of benefits payable is reasonable and adequate to cover our liability for unpaid claims as of December 31, 2025; however, actual claim payments may differ from established estimates as discussed above. Assuming a hypothetical 1% difference between our December 31, 2025 estimates of benefits payable and actual benefits payable, excluding any potential offsetting impact from premium rebates, net earnings for the year ended December 31, 2025 would have increased by approximately $250.0 million or decreased by approximately $201.2 million.

For more detail related to our medical claims expenses, see “Note 2 - Summary of Significant Accounting Policies” to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Risk Adjustment

The risk adjustment programs in the markets we serve are designed to mitigate the potential impact of adverse selection and provide stability for health insurers. Plans with lower than average risk scores will generally pay into the pool, while plans with higher than average risk scores will generally receive distributions. Plans receive higher payments for members with higher risk scores than members with lower risk scores.

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

For more detail related to the risk adjustment, see “Note 20 - Risk Adjustment” to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Components of Our Results of Operations

Premium

Premium revenue includes subsidies received from the federal government, direct policy premiums collected from our members (net of risk adjustment transfers), and assumed policy premiums we earned as part of our reinsurance arrangement under our former Cigna+Oscar Small Group plan offering, and is net of ceded premium from XOL and run-off quota share reinsurance contracts accounted for under reinsurance accounting. The Company did not renew the Cigna+Oscar Small Group arrangement after the expiration of the initial term on December 31, 2024.

Investment Income

Investment income primarily includes investment income, interest earned, and gains (losses) on our investment portfolio.

Other Revenues

Other revenues include revenue earned through brokerage, enhanced direct enrollment (“EDE”) platform, and market education services, fees for services performed via the +Oscar platform, revenue sharing from virtual credit card rebates, and sublease income.

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

Results of Operations

Year Ended December 31, 2025 compared to Year Ended December 31, 2024

The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
(in thousands, except percentages)	2025	2024
Revenue
Premium	$11,469,893	$8,971,259
Investment income	202,941	185,729
Other revenues	28,593	20,576
Total revenue	11,701,427	9,177,564
Operating Expenses
Medical	10,019,025	7,332,589
Selling, general, and administrative	2,049,867	1,755,565
Depreciation and amortization	28,892	32,145
Total operating expenses	12,097,784	9,120,299
Earnings (loss) from operations	(396,357)	57,265
Interest expense	17,601	23,734
Other expenses	23,339	105
Earnings (loss) before income taxes	(437,297)	33,426
Income tax expense	5,606	7,305
Net income (loss)	(442,903)	26,121
Less: Net income attributable to noncontrolling interests	248	689
Net income (loss) attributable to Oscar Health, Inc.	$(443,151)	$25,432

Medical Loss Ratio (MLR)	87.4%	81.7%
SG&A Expense Ratio	17.5%	19.1%

Premium

Premium revenue increased $2,498.6 million, or 28%, for the year ended December 31, 2025, compared to the same period in 2024. The increase was primarily driven by higher membership resulting from above market growth during 2025 Open Enrollment, partially offset by an increase in the net risk adjustment transfer accrual.

The following table summarizes the Company’s membership by offering:

	As of December 31,
Membership by Offering	2025	2024
Individual and Small Group	2,042,449	1,636,400
Cigna+Oscar (1)	—	40,570
Total Members (2)	2,042,449	1,676,970
(1) Represents total membership for our co-branded partnership with Cigna. We did not renew the Cigna+Oscar Small Group arrangement after its initial term ended on December 31, 2024.
(2) Represents effectuated members. Effectuated members are those who are actively enrolled in one of our plans and whose required premium payments have either been made or are within the payment grace period. A member covered under more than one of our health plans counts as a single member for the purposes of this metric.

Investment Income

Investment income increased $17.2 million, or 9%, for the year ended December 31, 2025, compared to the same period in 2024, primarily due to a larger asset base, partially offset by lower yields.

Medical Expenses and MLR

Medical expenses increased $2,686.4 million, or 37%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to increased membership and medical cost trend. MLR increased 5.7% year over year for the year ended December 31, 2025, primarily driven by an increase in average market morbidity that resulted in an increase in the net risk adjustment transfer accrual, as well as higher utilization that was not fully offset by risk adjustment.

	Year Ended December 31,
(in thousands, except percentages)	2025	2024
Medical	$10,019,025	$7,332,589
Less: Ceded quota share reinsurance claims (1)	—	(2,029)
Net claims before ceded quota share reinsurance (A)	$10,019,025	$7,334,618

Premium	$11,469,893	$8,971,259
Less: Ceded quota share reinsurance premiums (2)	—	(881)
Net premiums before ceded quota share reinsurance (B)	$11,469,893	$8,972,140
Medical Loss Ratio (A divided by B)	87.4%	81.7%
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

Selling, General, and Administrative Expenses and SG&A Expense Ratio

Selling, general, and administrative expenses increased $294.3 million, or 17%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. This increase was primarily driven by higher membership year over year, resulting in higher volume-driven costs such as broker commissions and taxes and fees partially offset by lower unit cost economics. The SG&A Expense Ratio decreased 160 basis points year over year for the year ended December 31, 2025, primarily due to greater fixed cost leverage, lower exchange fee rates, and disciplined cost management, partially offset by the impact of higher risk adjustment as a percentage of premium.

Liquidity and Capital Resources

Overview

We maintain liquidity at two levels of our corporate structure, through our health insurance and Health Maintenance Organization (“HMO”) subsidiaries (collectively, “Health Insurance Subsidiaries”) and through our parent company, Oscar Health, Inc. (on a standalone basis “Parent”), together with subsidiaries excluding our Health Insurance Subsidiaries.

The majority of the assets held by our entities other than our Health Insurance Subsidiaries are in the form of cash and cash equivalents and investments. As of December 31, 2025 and December 31, 2024, total cash and cash equivalents and investments held by these entities was $414.2 million and $189.8 million, respectively, of which $14.7 million and $12.8 million was restricted as of December 31, 2025 and 2024, respectively.

The majority of the assets held by our Health Insurance Subsidiaries are in the form of cash and cash equivalents and investments. As of December 31, 2025 and December 31, 2024, total cash and cash equivalents and investments held by our Health Insurance Subsidiaries was $5.1 billion and $3.8 billion respectively, of which $18.3 million and $18.0 million, respectively, was on deposit with regulators as required for statutory licensing purposes. These amounts are classified as restricted deposits on the Consolidated Balance Sheets.

Our Health Insurance Subsidiaries’ states of domicile have statutory minimum capital requirements that are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The combined statutory capital and surplus of our Health Insurance Subsidiaries was estimated to be approximately $1.0 billion as of December 31, 2025, and $1.2 billion as of December 31, 2024, respectively, which was in compliance with and in excess of the minimum capital requirements for each period. The Health Insurance Subsidiaries historically have required capital contributions from Parent to maintain minimum levels. The Health Insurance Subsidiaries in aggregate exceeded the minimum statutory risk-based capital (“RBC”) requirement by $734 million as of December 31, 2024 and are estimated to have approximately $315 million of excess capital as of December 31, 2025. The Health Insurance Subsidiaries may be subject to additional capital and surplus requirements in the future, as a result of factors such as increasing membership and medical costs or changes in risk adjustment transfer estimates, which may require us to incur additional indebtedness, sell capital stock, or access other sources of funding in order to fund such requirements. During periods of increased volatility, adverse securities and credit markets, including those due to rising interest rates, may exert downward pressure on the availability of liquidity and credit capacity for certain issuers, and any such funding may not be available on favorable terms, or at all.

As certain of our Health Insurance Subsidiaries have become profitable and to the extent their levels of statutory capital and surplus exceed applicable minimum regulatory requirements, we may make periodic requests for dividends and distributions from our subsidiaries to fund our operations or seek to enter into transactions or structures that enable us to efficiently deploy this excess capital, which may or may not require approval by our regulators. During the years ended December 31, 2025 and 2024, the Parent received approximately $25.0 million and $133.0 million in capital distributions and loan repayments, respectively, from the Health Insurance Subsidiaries. For additional information see Part I, Item 1A. “Risk Factors—Risks Related to our Business—If state regulators do not approve payments of dividends and distributions by our Health Insurance Subsidiaries to us, or do not approve other capital efficiency structures we may pursue, we may not have sufficient funds to implement our business strategy.”

Our Health Insurance Subsidiaries also utilize quota share reinsurance arrangements to reduce our minimum capital and surplus requirements, which are designed to enable us to efficiently deploy capital to fund our growth. During the years ended December 31, 2025 and 2024, the Parent made $120.8 million and $146.6 million of capital contributions, respectively, to the Health Insurance Subsidiaries. We estimate that had we not had any quota share reinsurance arrangements in place, the Health Insurance Subsidiaries would have been required to hold approximately $683.1 million and $553.8 million of additional capital as of December 31, 2025 and 2024, respectively, which the Parent would have been required to fund to the extent the applicable Health Insurance Subsidiaries did not have excess capital to cover the requirement. For additional information on our capital contributions and reinsurance arrangements, see Part I, Item 1A. “Risk Factors—Risks Related to our Business—We utilize quota share reinsurance to meet regulatory capital and surplus requirements and protect against downside risk on medical claims. If regulators do not approve our reinsurance agreements for this purpose, or if we cannot negotiate renewals of our quota share arrangements on acceptable terms, or at all, or enter into new agreements with reinsurers, or otherwise obtain capital through debt or equity financings, our capital position would be negatively impacted, and we could fall out of compliance with applicable regulatory requirements” and “Risk Factors—Risks Most Material to Us—Our business, financial condition, and results of operations may be harmed if we fail to execute our strategy and manage our growth effectively.”

Short-Term Cash Requirements

The Company’s cash requirements within the next twelve months include benefits payable, risk adjustment transfer payables, current lease liabilities, interest payable on debt, other current liabilities and purchase commitments, and other obligations. We expect the cash required to meet these obligations to be primarily funded by cash available for general corporate use, cash flows from current operations, and/or the realization of current assets, such as accounts receivable. Based on our current forecast, we believe the Company's cash, cash equivalents, and investments, not including restricted cash, will be sufficient to fund our operating requirements for at least the next twelve months.

Some of our payments and receipts, including risk adjustment transfers, and reinsurance receipts, can be significant. For example, during the third quarter of 2025, we made a payment through our Health Insurance Subsidiaries of approximately $1.6 billion into the risk adjustment program, for the 2024 policy year. As such, timing of payments and receipts can influence cash flows from operating activities in any given period which would have a negative impact on our operating cash flows.

Long-Term Cash Requirements

Our long-term cash requirements under our various contractual obligations and commitments include operating leases. We expect the cash required to meet our long-term obligations to be primarily generated through future cash flows from operations. See “Note 13 – Leases” to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further detail of our obligations and the timing of expected future payments.

2031 Convertible Senior Notes

In February 2022, the Company issued $305.0 million in aggregate principal amount of convertible senior notes due 2031 (the “2031 Notes”) in a private placement to funds affiliated with or advised by Dragoneer Investment Group, LLC, Thrive Capital, LionTree Investment Management, LLC and Tenere Capital LLC, (the “Initial Purchasers”). In connection with the sale and issuance of the 2031 Notes, on January 27, 2022, we entered into an investment agreement with the Initial Purchasers (the “Investment Agreement”) and on February 3, 2022, we entered into an indenture with U.S. Bank, as Trustee (the “2031 Indenture”). On September 11, 2025, we entered into an amendment to the Investment Agreement (the “Amendment”). The purpose of the Amendment was to permit the private offering of the 2030 Notes (as defined below) under the Investment Agreement. The Amendment provided, in relevant part, that the issuance of the 2030 Notes would be permitted provided that the 2030 Notes were and remained expressly subordinated in right of payment to the 2031 Notes for as long as Oasis FD Holdings, LP (“Dragoneer”) held at least $75.0 million in aggregate principal amount of the 2031 Notes. As discussed further below, in connection with the Exchange Agreement and the related transactions, as of November 5, 2025, the debt covenants in the Investment Agreement, as amended, were extinguished, and the 2030 Notes ceased to be subordinated to the 2031 Notes.

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

The 2031 Notes may be converted at the election of the holders under certain circumstances, including if we call the 2031 Notes for redemption or upon satisfaction of a Class A common stock sale price condition. During the quarterly period ended December 31, 2025, the Class A common stock sale price condition was satisfied. As a result, the 2031 Notes are convertible during the first quarter of 2026 at the option of the holder. Upon conversion, we may elect to settle the 2031 Notes in shares of Class A common stock, cash, or a combination of both, unless an Initial Purchaser of the 2031 Notes elects to receive the consideration due upon conversion solely in shares of Class A common stock pursuant to the terms of the Investment Agreement.

In October 2025, the Company received conversion notices from certain of the Initial Purchasers to convert a total of $20.0 million in aggregate principal amount of the 2031 Notes. The Company elected to issue approximately 2.4 million shares of Class A common stock to settle these conversions.

On November 3, 2025, the Company and Dragoneer entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which, until December 14, 2025, Dragoneer could elect to exchange up to $250.0 million aggregate principal amount of the 2031 Notes, representing the balance of its 2031 Notes, for aggregate consideration consisting of (A) a number of shares of Class A common stock based on the conversion rate set forth in the 2031 Indenture, and (B) up to $17.8 million, payable in shares of Class A common stock and/or cash, pursuant to the terms of the Exchange Agreement and subject to the satisfaction of certain conditions. In November 2025, Dragoneer exchanged a total of $250.0 million aggregate principal amount of their 2031 Notes in exchange for approximately 30.1 million shares of the Company’s Class A common stock. As a result of this conversion, the net carrying amount of 2031 Notes, including unamortized debt discount and issuance costs of $12.9 million, were transferred to additional paid-in capital. Additionally, with the exchange, Dragoneer also received an inducement payment totaling $17.8 million, of which $4.4 million was paid in cash and the remaining $13.3 million was settled through the issuance of approximately 0.7 million additional shares of Class A common stock. The Company recognized the inducement payment as Other expense in its Consolidated Statements of Operations.

In connection with the Exchange Agreement and the related transactions, as of November 5, 2025, the debt covenants in the Investment Agreement, as amended, were extinguished, and the 2030 Notes ceased to be subordinated to the 2031 Notes.

For more information on our 2031 Notes, including details relating to repurchase, redemption and conversions of the 2031 Notes, see “Note 9 - Debt” to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, and, Part I, Item 1A. “Risk Factors–Risks Related to Indebtedness–Our debt obligations contain restrictions that impact our business and expose us to risks that could materially adversely affect our liquidity and financial condition” and “Risk Factors–Risks Related to Indebtedness–We may be unable to raise the funds necessary to repurchase our outstanding Notes for cash following a fundamental change or on the optional repurchase dates, or to pay any cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the Notes or pay cash upon their conversion.”

2030 Convertible Senior Notes

On September 18, 2025, the Company issued $410.0 million aggregate principal amount of convertible senior notes due 2030 (the “2030 Notes”). The 2030 Notes were issued pursuant to an indenture (the “2030 Indenture”), dated as of September 18, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee.

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

As discussed above under “–2031 Convertible Senior Notes”, the 2031 Notes were originally subordinated to the 2030 Notes. In connection with the Exchange Agreement and the related transactions, as of November 5, 2025, the 2030 Notes ceased to be subordinated to the 2031 Notes.

For more information on our 2030 Notes, including details relating to repurchase, redemption and conversions of the 2030 Notes, and the Capped Call Transactions, see “Note 9 - Debt” to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Revolving Credit Facility

On December 28, 2023, we entered into a third amendment to our senior secured credit agreement with Wells Fargo Bank, National Association, as lender and administrative agent, and certain other lenders party thereto from time to time, and Oscar Management Corporation, as a subsidiary guarantor, which amended the senior secured credit agreement, dated as of February 21, 2021 (as amended, the “2021 Amended Credit Agreement”). The 2021 Amended Credit Agreement provided for a revolving loan credit facility (the “2021 Revolving Credit Facility”) in the aggregate principal amount of $115.0 million, with proceeds to be used for general corporate purposes of the Company. On September 18, 2025, we terminated the 2021 Revolving Credit Facility. At the time of termination, there were no outstanding borrowings under the 2021 Revolving Credit Facility.

On February 6, 2026, we entered into a $475.0 million secured three-year revolving credit facility (the “2026 Revolving Credit Facility”), pursuant to a Credit Agreement (the “2026 Credit Agreement”) by and among the Company, certain subsidiaries of the Company, as subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. For more information, see “Note 9 - Debt” to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Investments

We generally invest our cash in U.S. Treasury instruments, federal and state agency securities, investment grade corporate bonds, and asset backed securities to improve our overall investment return. These investments are purchased pursuant to board of directors (“Board”) approved investment policies that conform to applicable state laws and regulations.

Our investment policies are designed to provide liquidity, preserve capital, and optimize the total return on invested assets. These policies also align with the constraints of state regulations governing the types of investments our subsidiaries can hold. These investment policies require that our investments in U.S. corporate bonds and asset backed securities have final maturities of no more than five years from the date of issuance and U.S. federal and state government obligations have final maturities of no more than seven years from the settlement date. Professional portfolio managers operating under documented guidelines manage our investments and a portion of our cash equivalents. Our portfolio managers are directed to obtain our prior approval before selling investments in a loss position.

Net investment income on a consolidated basis was $202.9 million and $185.7 million for the years ended December 31, 2025 and 2024, respectively. Net investment income for our Health Insurance Subsidiaries was $191.6 million and $174.9 million for the years ended December 31, 2025 and 2024, respectively.

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

Summary of Cash Flows

Our cash flows used in operations may differ substantially from our net income (loss) due to non-cash charges or due to changes in balance sheet accounts.

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

Our primary operating cash flow sources are premiums and investment income. Our primary operating cash flow uses are payments for claims, risk adjustment transfers, and operating expenses, including interest expense. For the year ended December 31, 2025, net cash provided by operating activities was $1,094.9 million as compared with $978.2 million for the same period in 2024. The increase was primarily due to higher premiums and lower net ceded reinsurance outflows, partially offset by higher claim disbursements, risk adjustment payments, and broker expenses.

Cash flows from investing activities primarily include the purchase and disposition of financial instruments. For the year ended December 31, 2025, net cash used in investing activities was $241.1 million as compared to $1,387.4 million for the same period in 2024. The change was primarily due to a reduction in the purchases of securities.

Cash flows from financing activities may include proceeds from the issuance of debt securities, proceeds from stock option exercises, and tax payments related to the net settlement of share-based awards. For the year ended December 31, 2025, net cash provided by financing activities was $399.2 million compared to $68.4 million for the same period in 2024. The increase was primarily due to proceeds from the issuance of new convertible notes net of capped call transactions.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the fair value of our investment portfolio, which consists of U.S. Treasury and agency securities, corporate notes, and certificates of deposit. Our primary market risk exposure is driven by changes to prime rate-based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. Assuming a hypothetical and immediate 1% increase in interest rates at December 31, 2025, the fair value of our investments would decrease by approximately $44.4 million. Any declines in interest rates over time would reduce our investment income.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Oscar Health, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Oscar Health, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Benefits Payable – Incurred but not Reported (“IBNR”) Benefits Payable for Low Dollar Claims

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s benefits payable was $1,455.4 million as of December 31, 2025, with a significant portion of this balance related to low dollar claims. IBNR is an actuarial estimate, determined by employing actuarial methods that is based on claim payment patterns, medical cost inflation, historical developments such as claim inventory levels and claim receipt patterns, and other relevant factors. For low dollar incurred but not paid claims, for the months prior to the most recent two months, management uses the completion factor development method. Under this method, historical paid claims data is formatted into claim triangles, which compare claim incurred dates to the dates of claim payments. This information is analyzed to create historical completion factors that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the period-end date to estimate the ultimate claim expense incurred for the period. Actuarial estimates of incurred but not paid claim liabilities are then determined by subtracting the actual paid claims from the estimate of the ultimate incurred claims. For the most recent incurred months (typically the most recent two months), the percentage of claims paid for claims incurred in those months is generally low. Therefore, incurred claims for recent months are not projected from historical completion and payment patterns; rather, they are primarily based on forecasted per member per month low dollar claims projections developed from the Company’s historical experience and adjusted for emerging experience data in the preceding months, which may include adjustments for known changes in estimates of recent hospital and drug utilization data, provider contracting changes, changes in benefit levels, changes in member cost sharing, changes in medical management processes, product mix, and workday seasonality.

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

Valuation of Risk Adjustment Transfer Payable related to the Affordable Care Act’s (“ACA”) Risk Adjustment Program

As described in Note 2 and 20 to the consolidated financial statements, the Company’s risk adjustment transfer payable was $2,587.7 million as of December 31, 2025. The Affordable Care Act (“ACA”) risk adjustment program is administered federally by the Centers for Medicare and Medicaid Services (“CMS”). Under this program, each plan is assigned a risk score based upon demographic information and current year claims information related to its members. Plans with lower than average risk scores relative to the estimated market average risk score, when applied to the statewide average premium, will have a risk adjustment payable into the pool. Inversely, plans with higher than average risk scores relative to the estimated market average risk score, when applied to the statewide average premium, will have a risk adjustment receivable from the pool. Management develops its membership risk scores for the risk adjustment payable using actuarial methodologies and assumptions and by analyzing member data, including demographic and projections of claims data expected to be submitted by the Company to CMS for settlement. Generally, the estimated market average risk score and statewide average premium are obtained from third party surveys of other insurance plans. There is judgment in estimating the Company’s membership risk scores and the estimated market average risk scores. Management refines its estimate as new information becomes available and the final report on actual market risk scores is received from CMS in June of the following year.

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

...

/s/ PricewaterhouseCoopers LLP
New York, NY
February 13, 2026

We have served as the Company’s auditor since 2020.

Oscar Health, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Revenue
Premium	$11,469,893	$8,971,259	$5,686,069
Investment income	202,941	185,729	155,447
Other revenues	28,593	20,576	21,353
Total revenue	11,701,427	9,177,564	5,862,869
Operating Expenses
Medical	10,019,025	7,332,589	4,642,024
Selling, general, and administrative	2,049,867	1,755,565	1,425,766
Depreciation and amortization	28,892	32,145	30,694
Total operating expenses	12,097,784	9,120,299	6,098,484
Earnings (loss) from operations	(396,357)	57,265	(235,615)
Interest expense	17,601	23,734	24,603
Other expenses	23,339	105	7,082
Earnings (loss) before income taxes	(437,297)	33,426	(267,300)
Income tax expense	5,606	7,305	3,294
Net income (loss)	(442,903)	26,121	(270,594)
Less: Net income attributable to noncontrolling interests	248	689	134
Net income (loss) attributable to Oscar Health, Inc.	$(443,151)	$25,432	$(270,728)

Earnings (Loss) per Share
Basic	$(1.69)	$0.11	$(1.22)
Diluted	$(1.69)	$0.10	$(1.22)
Weighted Average Common Shares Outstanding
Basic	262,388	240,386	221,655
Diluted	262,388	265,853	221,655

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net income (loss)	$(442,903)	$26,121	$(270,594)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	19,857	(3,136)	11,024
Comprehensive income (loss)	(423,046)	22,985	(259,570)
Comprehensive income attributable to noncontrolling interests	248	689	134
Comprehensive income (loss) attributable to Oscar Health, Inc.	$(423,294)	$22,296	$(259,704)

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Balance Sheets

(in thousands, except per share amounts)	December 31, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$2,774,151	$1,527,186
Short-term investments	1,216,461	624,461
Premiums and accounts receivable (net of allowance for credit losses of $7,226 and $31,300)	442,645	315,891
Risk adjustment transfer receivable	56,066	64,779
Reinsurance recoverable	99,750	291,537
Other current assets	24,331	21,320
Total current assets	4,613,404	2,845,174
Property, equipment, and capitalized software, net	88,350	66,793
Long-term investments	1,470,987	1,815,254
Restricted deposits	32,951	30,878
Other assets	119,719	82,397
Total assets	$6,325,411	$4,840,496

Liabilities and Stockholders' Equity
Current Liabilities:
Benefits payable	$1,455,385	$1,356,730
Risk adjustment transfer payable	2,587,700	1,558,341
Unearned premiums	166,203	74,389
Accounts payable and other liabilities	649,720	432,428
Reinsurance payable	3,579	41,346
Total current liabilities	4,862,587	3,463,234
Long-term debt	430,095	299,555
Other liabilities	51,994	61,282
Total liabilities	5,344,676	3,824,071
Commitments and contingencies (Note 18)
Stockholders' Equity
Class A common stock ($0.00001 par value; 825,000 thousand shares authorized, 261,851 thousand and 214,974 thousand shares outstanding as of December 31, 2025 and 2024, respectively)	3	2
Class B common stock ($0.00001 par value; 82,500 thousand shares authorized, 35,838 thousand and 35,514 thousand shares outstanding as of December 31, 2025 and 2024, respectively)	—	—
Treasury stock (315 thousand shares as of December 31, 2025 and 2024)	(2,923)	(2,923)
Additional paid-in capital	4,256,972	3,869,617
Accumulated deficit	(3,294,434)	(2,851,283)
Accumulated other comprehensive income (loss)	18,030	(1,827)
Total Oscar Health, Inc. stockholders’ equity	977,648	1,013,586
Noncontrolling interests	3,087	2,839
Total stockholders’ equity	980,735	1,016,425
Total liabilities and stockholders' equity	$6,325,411	$4,840,496

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Stockholders' Equity

	Year Ended December 31,
(in thousands)	2025	2024	2023
Common stock, Class A shares
Balance, beginning of period	214,974	193,875	181,176
Issuance of common stock from equity incentive plans	13,957	21,099	12,699
Shares withheld for net settlement of share-based awards	(267)	—	—
Issuance of common stock from convertible note conversion	33,187	—	—
Balance, end of period	261,851	214,974	193,875
Common stock, Class B shares
Balance, beginning of period	35,514	35,514	35,116
Issuance of common stock from equity incentive plans	324	—	398
Balance, end of period	35,838	35,514	35,514
Common stock, Class A
Balance, beginning of period	$2	$2	$2
Issuance of common stock from convertible note conversion	1	—	—
Balance, end of period	3	2	2
Common Stock, Class B
Balance, beginning of period	—	—	—
Balance, end of period	—	—	—
Treasury stock
Balance, beginning of period	(2,923)	(2,923)	(2,923)
Balance, end of period	(2,923)	(2,923)	(2,923)
Additional paid-in capital
Balance, beginning of period	3,869,617	3,682,294	3,509,007
Issuance of common stock from equity incentive plans	55,033	68,388	3,956
Stock-based compensation expense	100,407	118,935	166,841
Net settlement for taxes related to share-based awards	(4,035)	—	—
Purchase of capped calls related to convertible notes	(34,440)	—	—
Issuance of common stock from convertible note conversion	270,390	—	—
Joint venture contribution	—	—	2,490
Balance, end of period	4,256,972	3,869,617	3,682,294
Accumulated Deficit
Balance, beginning of period	(2,851,283)	(2,876,715)	(2,605,987)
Net income (loss) attributable to Oscar Health, Inc.	(443,151)	25,432	(270,728)
Balance, end of period	(3,294,434)	(2,851,283)	(2,876,715)
Accumulated other comprehensive income (loss)
Balance, beginning of period	(1,827)	1,309	(9,715)
Unrealized gains (losses) on investments, net	19,857	(3,136)	11,024
Balance, end of period	18,030	(1,827)	1,309
Noncontrolling interests
Balance, beginning of period	2,839	2,150	2,016
Net income attributable to noncontrolling interests	248	689	134
Balance, end of period	3,087	2,839	2,150
Total stockholders' equity	$980,735	$1,016,425	$806,117

See the accompanying Notes to Consolidated Financial Statements

Oscar Health, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$(442,903)	$26,121	$(270,594)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Deferred taxes	2,449	(2,338)	58
Net realized loss (gain) on sale of financial instruments	(1,339)	(23)	70
Depreciation and amortization expense	28,892	32,145	30,694
Amortization of debt issuance costs	1,630	778	778
Stock-based compensation expense	87,654	109,824	159,683
Net accretion of investments	(29,793)	(26,877)	(29,374)
Non-cash inducement payment for convertible note conversion (Note 9)	13,336	—	—
Change in provision for credit losses	(24,074)	(300)	28,612
Changes in assets and liabilities:
(Increase) / decrease in:
Premiums and accounts receivable	(101,932)	(114,323)	(13,405)
Risk adjustment transfer receivable	8,714	(12,854)	(2,063)
Reinsurance recoverable	191,787	(50,343)	651,693
Other assets	(27,116)	(11,547)	11,307
Increase / (decrease) in:
Benefits payable	98,655	390,744	28,258
Unearned premiums	91,814	8,472	(13,080)
Premium deficiency reserve	—	(5,776)	1,562
Accounts payable and other liabilities	205,488	152,768	(29,180)
Reinsurance payable	(37,767)	(19,678)	(366,626)
Risk adjustment transfer payable	1,029,359	501,400	(460,552)
Net cash (used in) provided by operating activities	1,094,854	978,193	(272,159)
Cash Flows from Investing Activities:
Purchase of investments	(1,013,918)	(2,133,510)	(836,982)
Sale of investments	134,231	25,250	31,857
Maturity and paydowns of investments	670,724	744,794	1,410,166
Purchase of property, equipment and capitalized software	(36,372)	(27,897)	(25,577)
Change in restricted deposits	4,275	3,929	(2,277)
Net cash (used in) provided by investing activities	(241,060)	(1,387,434)	577,187
Cash Flows from Financing Activities:
Proceeds from long-term debt	410,000	—	—
Payments of debt issuance costs	(22,902)	—	—
Inducement payment for convertible note conversion	(4,445)	—	—
Purchase of capped calls related to convertible notes	(34,440)	—	—
Tax payments related to net settlement of share-based awards	(4,035)	—	—
Proceeds from exercise of stock options	55,033	68,388	3,956
Proceeds from joint venture contribution	—	—	2,490
Net cash provided by financing activities	399,211	68,388	6,446
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	1,253,005	(340,853)	311,474
Cash, cash equivalents, restricted cash and cash equivalents—beginning of period	1,551,118	1,891,971	1,580,497
Cash, cash equivalents, restricted cash and cash equivalents—end of period	2,804,123	1,551,118	1,891,971
Cash and cash equivalents	2,774,151	1,527,186	1,870,315
Restricted cash and cash equivalents included in restricted deposits	29,972	23,932	21,656
Total cash, cash equivalents and restricted cash and cash equivalents	$2,804,123	$1,551,118	$1,891,971
Supplemental Disclosures:
Interest payments	$12,783	$33,691	$23,156
Income tax payments	$17,516	$674	$2,414
Non-Cash Investing and Financing Activities:
Conversion of convertible notes into common stock (Note 9)	$283,336	$—	$—

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

Oscar operates as one segment to sell insurance to individuals, families and employees through the federal and state-run healthcare exchanges formed in conjunction with the Patient Protection and Affordable Care Act (“ACA”) and leverages its technology platform to provide services via its +Oscar offering. In May 2025, the Company purchased 100% of the equity interests in three businesses operating in the individual market: Lucie, Inc., an approved enhanced direct enrollment (“EDE”) entity, IHC Specialty Benefits, Inc., an insurance agency that sells individual medical and supplemental health products, and Healthinsurance.org, LLC, which operates online lead generation domains providing educational content for consumers navigating health insurance and the ACA marketplace.

The Company’s member-first philosophy and innovative approach to care has earned the trust of approximately 2.0 million effectuated members, as of December 31, 2025. Effectuated members are those who are actively enrolled in our plans and have either paid their premium or are within the grace period.

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

Certain monetary amounts, percentages, and other figures included in this Annual Report on Form 10-K have been subject to rounding adjustments. Percentage amounts included in this Annual Report on Form 10-K have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this Annual Report on Form 10-K may vary from those obtained by performing the same calculations using the figures in the Company's Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Certain other amounts that appear in this Annual Report on Form 10-K may not sum due to rounding.

During the second quarter of 2025, management identified an understatement of Selling, general, and administrative (“SG&A”) expenses related to the 2023-2024 periods. In accordance with Staff Accounting Bulletin ("SAB") No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements with Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the error and determined that the out of period adjustment was not material to the consolidated financial statements for the current period or to any previously reported period. Accordingly, the Company recorded a $14.9 million adjustment in the second quarter of 2025 within SG&A expenses related to prior periods.

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

Revenue

Premium
Premium revenue includes subsidies received from the Centers for Medicare & Medicaid Services (“CMS”) as part of the Advanced Premium Tax Credit (“APTC”) and direct policy premiums collected directly from members, along with assumed premiums from the Company's former Cigna+Oscar SmallGroup reinsurance agreement. Premium revenue is adjusted for the estimated impact of the risk adjustment program required by CMS. Total premiums earned are net of ceded premium from excess of loss (“XOL”) and run-off quota share reinsurance contracts accounted for under reinsurance accounting.

The Company receives a fixed premium per member per month and recognizes premium revenue during the period in which it is obligated to provide services to its members. For direct policy premiums received from CMS, revenue is recorded based on membership and eligibility criteria provided by CMS and is subject to monthly adjustment by CMS.

The Company conducts business through the federal and state-run healthcare exchanges formed in conjunction with the ACA and is therefore subject to certain risk stabilization programs and fees established by the ACA, such as: Risk Adjustment and Minimum Medical Loss Ratio (“MLR”) requirements.

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

Management develops its membership risk scores for the risk adjustment accrual using actuarial methodologies and assumptions and by analyzing member data, including demographic data and projections of claims data expected to be submitted by the Company to CMS for settlement. Generally, the estimated market average risk score and statewide average premium are obtained from third party surveys of others in the Health Insurance Marketplaces. There is judgment in estimating the Company’s membership risk scores and the estimated market average risk scores. Management refines its estimate as new information becomes available and the final report on actual market risk scores is received from CMS in June of the following year.

In addition, CMS and the Office of Inspector General for Health and Human Services (“HHS”) perform risk adjustment data validation (“RADV”) audits of health insurance plans to validate the coding practices of and supporting documentation maintained by healthcare providers, and such audits have in the past and may in the future result in retroactive adjustments to risk transfer payments.

The ACA established a minimum MLR that requires insurers to pay rebates to customers when MLR is below established thresholds. The MLR represents medical costs as a percentage of premium revenue. Federal regulations define what constitutes medical costs and premium revenue for purposes of calculating the required minimum MLR. The Company records estimated MLR rebates as an adjustment to premium revenue.

Other Revenues

Other revenues include revenue earned through brokerage, EDE platform, and market education services, fees for services performed via the +Oscar platform, revenue sharing from virtual credit card rebates, and sublease income. Other revenues are recognized in the period the contractual performance obligations are satisfied and measured in an amount that reflects the consideration the Company expects to be entitled to in exchange for performing the services. The timing of the Company's revenue recognition may differ from the timing of payment by customers. A receivable is recorded to Premiums and accounts receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, deferred revenue is recorded to Accounts payable and other liabilities when payment is received before the performance obligations are satisfied.

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
Reinsurance contracts are renewed periodically and the Company reviews them in advance of the contract’s expiration to negotiate terms for new reinsurance contracts. During each renewal cycle, there are a number of factors considered when determining reinsurance coverage, including (1) plans to change the underlying insurance coverage offered by the Company, (2) trends in loss activity, (3) the level of the HMO or health insurance subsidiaries' (the “Health Insurance Subsidiaries”) capital and surplus, (4) changes in the Company's risk appetite, and (5) the cost and availability of reinsurance coverage.

In addition to ceded reinsurance, an Oscar Health Insurance Subsidiary partially reinsured the Cigna+Oscar small group offering through a quota share reinsurance arrangement. The Company recorded assumed premiums and assumed claims. Refer to “Note 11 - Reinsurance” for more information.

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

Restricted Deposits

The Company defines Restricted deposits as restricted cash and cash equivalents, and investments maintained on deposit or pledged primarily to various state agencies in connection with its insurance licensure. Statutory regulations require these amounts to remain on deposit indefinitely; therefore, the Company classifies these restricted deposits as long-term regardless of the contractual maturity date of the securities held. Restricted deposits are recorded at fair value.

Investments

The majority of the Company's investments are classified as available-for-sale and are carried at fair value. Short-term investments include securities with maturities between three months and one year. Long-term investments include securities with maturities greater than one year.

Under the Company's current expected credit loss (“CECL”) model, the Company evaluates its available-for-sale debt investments for impairment by monitoring the difference between the carrying value and fair value of the relevant security and whether declines in fair value are credit-related. If a security is in an unrealized loss position and the Company has the intent to sell, or it is more likely than not that the security will be sold before recovery of its amortized cost basis, the decline in fair value is recognized as a loss on the income statement. For securities in an unrealized loss position that the Company does not intend to sell, the Company performs an evaluation to determine what portion of the unrealized losses are credit-related; this portion is recognized on the income statement as an Allowance for credit losses. The remaining non-credit-related portion of the decline in fair value is recognized as an unrealized loss in Accumulated other comprehensive income (loss).

Allowance for Credit Losses

Premium and accounts receivable primarily includes insurance premiums due from CMS and members, pharmaceutical rebates, and other claims-related provider receivables and are reported net of any allowance for credit losses. Receivable balances are also recorded related to the Company's risk adjustment program, reinsurance program, and value-based care arrangements. An Allowance for credit losses is generally calculated based on historical collection experience, the counterparty's creditworthiness, and consideration of current and future economic events.

As part of value-based care arrangements, the Company entered into risk sharing arrangements with certain of its providers. The intention of these agreements is to align incentives with providers who desire to share accountability for the quality and costs of managing a population of Oscar’s members. If medical expenses exceed agreed upon population-specific target MLR, the provider reimburses the Company an agreed upon portion of the excess expenses creating a risk share receivable due to the Company. The Company recorded risk sharing receivables on a gross basis on the Consolidated Balance Sheet. The Company evaluated expected losses on risk sharing receivables and recorded and adjusted the resulting expected losses to the allowance for credit losses based on the counterparty’s financial health and creditworthiness and any significant changes in the healthcare environment. The Company writes off the receivable balance when it is determined to be uncollectible. The Company has presented the rollforward related to its allowance for credit losses on its risk sharing receivables below:

	For the year ended December 31,
(in thousands)	2025	2024
Beginning balance	$31,300	$31,600
Plus, provision for credit losses	—	(300)
Less, writeoffs	(23,950)	—
Less, recoveries collected	(124)	—
Ending balance	$7,226	$31,300

Policy Acquisition Costs

Policy acquisition costs are those costs that relate directly to the successful acquisition of new and renewal insurance policies. Such costs include broker commissions, costs of policy issuance and underwriting, and other costs incurred to acquire new business or renew existing business. Policy acquisition costs, other than broker bonus commissions, are expensed in the period incurred. The Company recognizes policy acquisition costs as SG&A in its Consolidated Statements of Operations. Broker bonuses are capitalized and amortized over the policy term. The Company's short-duration policies typically have a one-year term and may be canceled by the member upon 30 days' notice.

Income Taxes

Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company recognizes net deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. The Company establishes a valuation allowance when it does not consider it more likely than not that a deferred tax asset will be realized.

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

Disputed Claim Reserves
The Company also records, as part of benefits payable, an estimate of the ultimate liability for actual and potential claims disputes by providers based on an analysis of historical per member per month (“PMPM”) dispute experience supplemented with current information on reported disputes. Since these liabilities are part of the overall claim reserve, they are proportionally ceded under the Company's reinsurance agreements for historical policy years with contracts in force. The disputed claim reserves included as part of the benefits payable balance was approximately $221.8 million and $183.7 million as of December 31, 2025 and 2024, respectively.

Unallocated Claims Adjustment Expenses
Claims adjustment expenses (“CAE”) are costs incurred or expected to be incurred in connection with the adjustment and recording of health claims not subject to reinsurance. Such expenses include, but are not limited to, case management, utilization review, and quality assurance and are intended to reduce the number of health services provided or the cost of such services. CAE is included in Selling, general, and administrative expenses; Member acquisition and servicing costs and the related CAE payable are included in Accounts payable and accrued liabilities.

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

Leases

The Company leases office space under operating leases expiring on various dates through 2032. On the lease commencement date, a right-of-use (“ROU”) asset and lease liability are recognized as Other assets and Other Liabilities, respectively, on the Consolidated Balance Sheets based on the present value of the future minimum lease payments over the lease term. Since the Company's lease agreements do not provide an implicit rate, an incremental borrowing rate, based on the information available on the commencement date, is used to determine the present value of future payments. The calculation of the ROU asset is based on the lease liability, and includes any lease payments made, and excludes lease incentives and initial direct costs incurred.

The Company determines if an arrangement is a lease or contains a lease at inception of the arrangement based on the terms and conditions in the contract. Options to extend or terminate a lease at the Company's discretion are factored into the calculation of the lease liabilities and ROU assets only if the Company is reasonably certain it will exercise those options. Short-term leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheet.

Lease expense for the Company's operating leases is calculated on a straight-line basis over the lease term within Selling, general, and administrative expenses on the Consolidated Statements of Operations. Lease and non-lease components are accounted for as a single lease component for all asset classes.

Earnings (Loss) Per Share

Earnings (loss) per share (“EPS”) is calculated using the two-class method, which is an earnings allocation model that treats participating securities as having rights to earnings that otherwise would have been available to common stockholders. Under the two-class method, earnings for the period are required to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings. For EPS computation purposes, the Company's Class A and Class B common stock are considered one single class of common stock because both classes have the same dividend and liquidation rights. Refer to “Note 3 - Earnings (Loss) Per Share” for a description of our basic and diluted EPS calculations.

Variable Interest Entities

The Company enters arrangements with various entities that are deemed to be variable interest entities (“VIE”). A VIE is an entity that either (1) has equity investors that lack certain essential characteristics of a controlling financial interest (including the ability to control activities of the entity, the obligation to absorb the entity’s expected losses, and the right to receive the entity’s expected residual returns) or (2) lacks sufficient equity to finance its own activities without financial support provided by other entities, which in turn would be expected to absorb at least some of the expected losses of the VIE. The Company is deemed a primary beneficiary of a VIE if it has (1) the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and (2) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could be potentially significant to the VIE. If both conditions are present, the Company is required to consolidate the VIE into its financial results. The assets, liabilities, revenues, and operating results of the consolidated VIEs were not material as of and for the years ended December 31, 2025, 2024, and 2023.

Accounting Pronouncements - Recently Adopted

In December 2023, the FASB issued Accounting Standards Update No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency of income tax disclosures. This guidance is effective for annual periods beginning after December 15, 2024. The Company adopted this standard on January 1, 2025, and elected the retrospective method of transition to ensure comparability across all periods presented. The adoption resulted in the expanded presentation of our effective tax rate reconciliation and the disaggregation of income taxes paid in our financial statement footnotes. The retrospective application of these disclosure requirements had no impact on our consolidated financial position, results of operations, or cash flows for any period presented. Comparative 2024 and 2023 data in Note 12: Income Taxes have been recast.

In November 2024, the FASB issued Accounting Standards Update No. 2024-04 (“ASU 2024-04”), Debt-Debt with Conversion and Other Options: Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishments of convertible debt. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. The Company elected to early adopt ASU 2024-04 in the current fiscal year, which did not have a material impact on the Consolidated Financial Statements and related disclosures.

Accounting Pronouncements - Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update No. 2024-03 (“ASU 2024-03”), Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosures in the Notes to Consolidated Financial Statements, disaggregating specific expense categories for relevant income statement captions and additional disclosures of the Company's total amount of selling expenses. This guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. While the standard will require additional disclosures related to the Company’s income statement, the standard is not expected to have any material impact on the Company’s consolidated operating results, financial condition, or cash flows. The Company is currently evaluating the impact of the adoption of this guidance on the related disclosures.

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

3.    EARNINGS (LOSS) PER SHARE

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

During periods of net income, diluted EPS is computed by adjusting Net income attributable to Oscar Health, Inc. for any interest charges, net of tax, related to the Company’s convertible notes, as well as for the changes in the fair value of the bifurcated conversion option to the extent these instruments are dilutive. This adjusted net income is then divided by the sum of the basic weighted-average shares of common stock outstanding and any dilutive potential common stock outstanding during the period, using the treasury stock method and the if-converted method for convertible senior notes, as described in “Note 9 - Debt.” Potential common stock includes the effect of outstanding dilutive stock options, restricted stock units, and performance-based restricted stock units. The computations for basic and diluted EPS are as follows:

	Year Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Numerator:
Net income (loss) available to Oscar Health, Inc. common shareholders - basic & diluted	$(443,151)	$25,432	$(270,728)

Denominator:
Weighted average shares of common stock outstanding - basic	262,388	240,386	221,655
Common stock equivalents	—	25,467	—
Weighted average shares of common stock outstanding - diluted	262,388	265,853	221,655

Earnings (Loss) per Share
Basic	$(1.69)	$0.11	$(1.22)
Diluted	$(1.69)	$0.10	$(1.22)

The following potential common shares were excluded from the computation of diluted EPS because including them would have had an anti-dilutive effect:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Stock options to purchase common stock	12,427	1,249	26,378
Restricted stock units	7,045	346	21,723
Performance-based restricted stock units	7,453	—	9,305
Shares underlying convertible notes (Note 9)	20,727	36,652	36,652
Total	47,652	38,247	94,058

The Company entered into capped call transactions in connection with the 2030 Notes (as defined in “Note 9 - Debt”). The effect of the capped call transactions was excluded from the calculation of diluted earnings per share as the effect of the capped calls would have been anti-dilutive. The capped calls are generally expected to reduce the potential dilution to the Company’s common stock upon any conversion of the relevant series of the Notes (See “Note 9 - Debt” for further details).

4.    REVENUE RECOGNITION

Premiums Earned

Premium revenue includes subsidies received from the federal government, direct policy premiums collected from members, and assumed policy premiums received as part of the reinsurance arrangement under the Cigna+Oscar Small Group plan previously offered, net of risk adjustment transfers. Premium revenue is net of ceded premium from XOL and run-off quota share reinsurance contracts accounted for under reinsurance accounting (See “Note 11 - Reinsurance” for additional information on the Company’s reinsurance contracts).

	Year Ended December 31,
(in thousands)	2025	2024	2023
Direct policy premiums	$14,031,308	$10,292,125	$6,418,872
Assumed premiums	46,568	219,572	228,786
Risk adjustment transfers	(2,596,833)	(1,526,448)	(950,680)
Reinsurance premiums ceded	(11,150)	(13,990)	(10,909)
Premium	$11,469,893	$8,971,259	$5,686,069

The direct policy premiums received from the CMS for the years ended December 31, 2025, 2024, and 2023 were $13,079.6 million, $9,512.3 million, and $5,521.9 million, respectively.

5.    INVESTMENTS

Net investment income was attributable to the following:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Fixed maturity securities	$115,654	$82,085	$59,965
Cash equivalents	87,035	98,618	90,152
Other (1)	1,331	5,823	6,148
Investment income	204,020	186,526	156,265
Investment expense	(1,079)	(797)	(818)
Net investment income	$202,941	$185,729	$155,447
(1) Represents the net interest earned on funds withheld.

For the years ended December 31, 2025 and 2024, the Company recorded accrued investment income of $20.2 million and $19.8 million, respectively.

The following tables provide summaries of the Company's carrying amount and fair values of available-for-sale securities by major security type as of December 31, 2025 and 2024:

	December 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury and agency securities	$2,076,112	$15,433	$(565)	$2,090,980
Corporate notes	557,413	3,051	(50)	560,414
Asset-backed securities	33,497	148		33,645
Other (1)	2,409	—	—	2,409
Total	$2,669,431	$18,632	$(615)	$2,687,448
(1) Includes equity securities without a readily determinable market value.

	December 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury and agency securities	$1,946,759	$6,631	$(9,028)	$1,944,362
Corporate notes	463,261	1,346	(799)	463,808
Certificates of deposit	29,136	—	—	29,136
Other (1)	2,409	—	—	2,409
Total	$2,441,565	$7,977	$(9,827)	$2,439,715
(1) Includes equity securities without a readily determinable market value.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity securities in a gross unrealized loss position, by the length of time in which the securities have continuously been in that position, as of December 31, 2025 and 2024:

	December 31, 2025
	Less than 12 Months			12 Months or Longer
(in thousands, except no. of securities)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. treasury and agency securities	48	$265,431	$(445)	5	$40,784	$(120)
Corporate notes	59	82,246	(50)	—	—	—
Total	107	$347,677	$(495)	5	$40,784	$(120)

	December 31, 2024
	Less than 12 Months			12 Months or Longer
(in thousands, except no. of securities)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. treasury and agency securities	191	$730,938	$(9,003)	6	$47,748	$(25)
Corporate notes	110	146,349	(799)	—	—	—
Total	301	$877,287	$(9,802)	6	$47,748	$(25)

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

The amortized cost and fair value of the Company's fixed maturity securities as of December 31, 2025 and 2024 by contractual maturity are shown below. Actual maturities of these securities could differ from their contractual maturities because issuers may have the right to call or prepay obligations, with or without penalties.

	December 31, 2025		December 31, 2024
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,213,011	$1,216,461	$623,465	$624,461
Due after one year through five years	1,372,038	1,385,735	1,815,691	1,812,845
Due after five years through ten years	81,973	82,843	—	—
Total	$2,667,022	$2,685,039	$2,439,156	$2,437,306

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

The following tables summarize fair value measurements by level for assets and liabilities measured at fair value on a recurring basis:

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$49,552	$—	$—	$49,552
Investments
U.S. treasury and agency securities	$—	$2,090,980	$—	$2,090,980
Corporate notes	—	560,414	—	560,414
Asset-backed securities		33,645		33,645
Restricted investments
U.S. treasury securities	—	2,979	—	2,979
Total assets	$49,552	$2,688,018	$—	$2,737,570

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$95,331	$—	$—	$95,331
Investments
U.S. treasury and agency securities	$—	$1,944,362	$—	$1,944,362
Corporate notes	—	463,808	—	463,808
Certificates for deposit	—	29,136	—	29,136
Restricted investments
U.S. treasury securities	—	6,946	—	6,946
Total assets	$95,331	$2,444,252	$—	$2,539,583

7.    RESTRICTED CASH AND RESTRICTED DEPOSITS

The Company maintains cash, cash equivalents, and investments on deposit that are pledged to various state agencies in connection with its insurance licensure or property leases. The restricted cash and cash equivalents and restricted investments presented below are included in Restricted deposits in the accompanying Consolidated Balance Sheets.

	As of December 31,
(in thousands)	2025	2024
Restricted cash and cash equivalents	$29,972	$23,932
Restricted investments	2,979	6,946
Restricted deposits	$32,951	$30,878

8.    BENEFITS PAYABLE

Reserves for medical claims expenses are estimated using actuarial assumptions and recorded as Benefits payable liabilities on the Consolidated Balance Sheets. The assumptions for the estimates and for establishing the resulting liability are reviewed and any adjustments to reserves are reflected in the Consolidated Statement of Operations in the period in which the estimates are updated.

The following table provides a rollforward of the Company’s beginning and ending Benefits payable and CAE payable balances for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31, 2025
(in thousands)	Benefits Payable	Unallocated Claims Adjustment Expense	Total
Benefits payable, beginning of the period	$1,356,730	$18,241	$1,374,971
Less: Reinsurance recoverable	58,635	—	58,635
Benefits payable, beginning of the period, net	$1,298,095	$18,241	$1,316,336

Claims incurred and CAE
Current year	$10,258,550	$87,043	$10,345,593
Prior years	(239,525)	—	(239,525)
Total claims incurred and CAE, net	$10,019,025	$87,043	$10,106,068

Claims paid and CAE
Current year	$9,034,440	$67,733	$9,102,173
Prior years	853,836	18,241	872,077
Total claims and CAE paid, net	$9,888,276	$85,974	$9,974,250

Benefits and CAE payable, end of period, net	$1,428,844	$19,310	$1,448,154
Add: Reinsurance recoverable	26,541	—	26,541
Benefits and CAE payable, end of period	$1,455,385	$19,310	$1,474,695

	Year Ended December 31, 2024
(in thousands)	Benefits Payable	Unallocated Claims Adjustment Expense	Total
Benefits payable, beginning of the period	$965,986	$13,192	$979,178
Less: Reinsurance recoverable	57,111	—	57,111
Benefits payable, beginning of the period, net	$908,875	$13,192	$922,067

Claims incurred and CAE
Current year	$7,497,259	$108,492	$7,605,751
Prior years	(164,670)	—	(164,670)
Total claims incurred and CAE, net	$7,332,589	$108,492	$7,441,081

Claims paid and CAE
Current year	$6,349,624	$92,758	$6,442,382
Prior years	593,745	10,685	604,430
Total claims and CAE paid, net	$6,943,369	$103,443	$7,046,812

Benefits and CAE payable, end of period, net	$1,298,095	$18,241	$1,316,336
Add: Reinsurance recoverable	58,635	—	58,635
Benefits and CAE payable, end of period	$1,356,730	$18,241	$1,374,971

	Year Ended December 31, 2023
(in thousands)	Benefits Payable	Unallocated Claims Adjustment Expense	Total
Benefits payable, beginning of the period	$937,727	$12,712	$950,439
Less: Reinsurance recoverable	277,944	—	277,944
Benefits payable, beginning of the period, net	$659,783	$12,712	$672,495

Claims incurred and CAE
Current year	$4,622,263	$105,565	$4,727,828
Prior years	19,761	—	19,761
Total claims incurred and CAE, net	$4,642,024	$105,565	$4,747,589

Claims paid and CAE
Current year	$3,840,009	$94,807	$3,934,816
Prior years	552,923	10,278	563,201
Total claims and CAE paid, net	$4,392,932	$105,085	$4,498,017

Benefits and CAE payable, end of period, net	$908,875	$13,192	$922,067
Add: Reinsurance recoverable	57,111	—	57,111
Benefits and CAE payable, end of period	$965,986	$13,192	$979,178

Amounts incurred related to prior periods vary from previously estimated liabilities as more claim information becomes available and claims are ultimately settled. The favorable development recognized in the year ended December 31, 2025 resulted primarily from lower than expected paid claims.

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

Incurred Healthcare Claims
Net of Reinsurance

	Year Ended December 31,			IBNR	Cumulative number of reported claims (in thousands)
	(Unaudited)	(Unaudited)
(in thousands)	2023	2024	2025
Date of Service
2023	$4,622,263	$4,469,672	$4,442,490	$25,696	15,529
2024		7,497,259	7,353,060	150,220	22,379
2025			10,258,550	1,224,110	25,326
Total claims incurred			$22,054,100

Cumulative Paid Healthcare Claims
Net of Reinsurance

	Year Ended December 31,

	(Unaudited)	(Unaudited)
(in thousands)	2023	2024	2025
Date of Service
2023	$3,840,009	$4,373,984	$4,416,794
2024		6,349,624	7,202,840
2025			9,034,440
Total payment of incurred claims			20,654,074
All outstanding liabilities prior to 2023, net of reinsurance			28,818
Total benefits payable, net of reinsurance			$1,428,844

9.    DEBT

2031 Convertible Senior Notes

In February 2022, the Company issued $305.0 million in aggregate principal amount of convertible senior notes due 2031 (the “2031 Notes”) in a private placement to funds affiliated with or advised by Dragoneer Investment Group, LLC, Thrive Capital, LionTree Investment Management, LLC and Tenere Capital LLC (the “Initial Purchasers”). In connection with the issuance of the 2031 Notes, on January 27, 2022, the Company entered into an investment agreement with the Initial Purchasers (the “Investment Agreement”) and on February 3, 2022, the Company entered into an indenture with U.S. Bank, as Trustee (the “2031 Indenture”). On September 11, 2025, the Company entered into an amendment to the Investment Agreement to permit the private offering of the 2030 Notes (as defined below) under the Investment Agreement (the “Amendment”). The Amendment provided, in relevant part, that the issuance of the 2030 Notes would be permitted provided that the 2030 Notes were and remained expressly subordinated in right of payment to the 2031 Notes for as long as Oasis FD Holdings, LP (“Dragoneer”) held at least $75.0 million in aggregate principal amount of the 2030 Notes. As discussed further below, in connection with the Exchange Agreement and the related transactions, as of November 5, 2025, the debt covenants in the Investment Agreement, as amended, were extinguished, and the 2030 Notes ceased to be subordinated to the 2031 Notes.

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

The Company may not redeem the 2031 Notes before December 31, 2026. The Company may redeem all of the 2031 Notes, from December 31, 2026 to the 35th scheduled trading day before the maturity date, at the redemption price. To do so, the last reported sale price per share of Class A common stock must have exceeded 200% of the conversion price for 20 of the last 30 consecutive trading days immediately before the date on which the Company sends the applicable redemption notice. The redemption price will be a cash amount equal to the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. If the Company calls any of the 2031 Notes for redemption, the Initial Purchasers may elect to convert their 2031 Notes and receive shares of Class A common stock pursuant to the terms of the Investment Agreement.

The 2031 Notes are initially convertible into the Company's Class A common stock at a price of approximately $8.32 per share of Class A common stock (based on an initial conversion rate of 120.1721 per $1,000 principal amount), subject to customary adjustments upon the occurrence of certain events. The holders may elect to convert their 2031 Notes: (i) on or after August 31, 2031, (ii) if the Company calls the 2031 Notes for redemption, (iii) upon satisfaction of a Class A common stock sale price condition, (iv) upon satisfaction of a 2031 Note trading price condition, or (v) upon certain corporate events. Upon conversion, the Company may choose to settle the 2031 Notes in shares of Class A common stock, cash, or a combination of both, unless an Initial Purchaser of the 2031 Notes elects to receive shares of Class A common stock pursuant to the terms of the Investment Agreement. During the quarterly period ended December 31, 2025, the Class A common stock sales price condition was satisfied because the last reported sales price per share of the Company’s common stock exceeded 130% of the conversion price of $8.32 per share for twenty (20) trading days of the thirty (30) consecutive trading days ending on the last trading day of the quarter. As a result, the holders may elect to convert their 2031 Notes during the first quarter of 2026.

The 2031 Notes include customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), as well as customary covenants for convertible notes of this type, including restrictions on the Company's ability to refinance the Company's indebtedness and incur additional indebtedness.

In October 2025, the Company received conversion notices from certain of the Initial Purchasers to convert a total of $20.0 million in aggregate principal amount of the 2031 Notes. The Company elected to issue approximately 2.4 million shares of Class A common stock to settle these conversions. As a result of this partial conversion associated with certain Initial Purchasers, the net carrying amount of 2031 Notes, including unamortized debt discount and issuance costs of $0.9 million, were transferred to additional paid-in capital, and no gain or loss was recognized on the transaction.

On November 3, 2025, the Company and Dragoneer entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which, until December 14, 2025, Dragoneer could elect to exchange up to $250.0 million aggregate principal amount of the 2031 Notes, representing the balance of its 2031 Notes, for aggregate consideration consisting of (A) a number of shares of Class A common stock based on the conversion rate set forth in the 2031 Indenture, and (B) up to $17.8 million, payable in shares of Class A common stock and/or cash, pursuant to the terms of the Exchange Agreement and subject to the satisfaction of certain conditions. In November 2025, Dragoneer exchanged a total of $250.0 million aggregate principal amount of their 2031 Notes in exchange for approximately 30.1 million shares of the Company’s Class A common stock. As a result of this conversion, the net carrying amount of 2031 Notes, including unamortized debt discount and issuance costs of $12.9 million, were transferred to additional paid-in capital. Additionally, with the exchange, Dragoneer also received an inducement payment totaling $17.8 million, of which $4.4 million was paid in cash and the remaining $13.3 million was settled through the issuance of approximately 0.7 million additional shares of Class A common stock. The Company recognized the inducement payment as Other expense in its Consolidated Statements of Operations.

In connection with the Exchange Agreement and the related transactions, as of November 5, 2025, the debt covenants in the Investment Agreement, as amended, were extinguished, and the 2030 Notes (as defined below) ceased to be subordinated to the 2031 Notes.

2030 Convertible Senior Notes

On September 18, 2025, the Company issued $410.0 million aggregate principal amount of convertible senior notes due 2030 (the “2030 Notes”). The 2030 Notes were issued pursuant to an indenture (the “2030 Indenture”), dated as of September 18, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee.

The 2030 Notes are the Company’s unsecured indebtedness which bear interest at a rate of 2.25% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2026. The 2030 Notes will mature on September 1, 2030, unless they are earlier repurchased, redeemed, or converted.

As discussed above under “–2031 Convertible Senior Notes”, the 2031 Notes were originally subordinated to the 2030 Notes. In connection with the Exchange Agreement and the related transactions, as of November 5, 2025, the 2030 Notes ceased to be subordinated to the 2031 Notes.

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

The following is a summary of net carrying amounts and the estimated fair values of the Company’s convertible notes:

	2030 Notes	2031 Notes
(in thousands)	December 31, 2025	December 31, 2025	December 31, 2024
Principal amount	$410,000	$35,000	$305,000
Unamortized debt discount and issuance costs	$13,356	$1,549	$5,445
Net carrying amount	$396,644	$33,451	$299,555
Fair value amount	$401,431	$63,997	$539,843
Leveling	Level 2	Level 3	Level 3

The following table presents the interest expense over the term of the Company’s convertible notes:

	Year Ended December 31,
(in thousands)	2025	2024	2023
2031 Notes
Coupon interest expense	$12,325	$21,928	$22,112
Amortization of debt discount and issuance costs	811	778	778
Interest expense for 2031 Notes	$13,136	$22,706	$22,890
2030 Notes
Coupon interest expense	$2,639
Amortization of debt discount and issuance costs	819
Interest expense for 2030 Notes	$3,458

Capped Call Transactions

On September 15, 2025, in connection with the pricing of the offering of 2030 Notes, the Company entered into privately negotiated capped call transactions (the “Base Capped Call Transactions”) with certain of the 2030 Notes initial purchasers or their affiliates and certain other financial institutions (the “Option Counterparties”). In addition, on September 16, 2025, in connection with the initial purchasers’ exercise of their option to purchase additional 2030 Notes, the Company entered into additional capped call transactions (the “Additional Capped Call Transactions,” and, together with the Base Capped Call Transactions, the “Capped Call Transactions”) with each of the Option Counterparties.

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

2021 Revolving Credit Facility

On December 28, 2023, the Company entered into a third amendment to its senior secured credit agreement with Wells Fargo Bank, National Association, as lender and administrative agent, and certain other lenders party thereto from time to time, and Oscar Management Corporation, as a subsidiary guarantor, which amended the senior secured credit agreement, dated as of February 21, 2021 (as amended, the “2021 Amended Credit Agreement”). The 2021 Amended Credit Agreement provided for a revolving loan credit facility (the “2021 Revolving Credit Facility”) in the aggregate principal amount of $115.0 million, with proceeds to be used for general corporate purposes of the Company. On September 18, 2025, the Company terminated the 2021 Revolving Credit Facility. At the time of termination, there were no outstanding borrowings under the 2021 Revolving Credit Facility.

Subsequent Event

On February 6, 2026, Oscar Health, Inc. entered into a $475.0 million secured three-year revolving credit facility (the “2026 Revolving Credit Facility”), pursuant to a Credit Agreement (the “2026 Credit Agreement”) by and among the Company, certain subsidiaries of the Company, as subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. The facility is set to expire on February 6, 2029, and includes the ability for the Company to increase commitments up to an additional $100.0 million, subject to customary closing conditions. Proceeds will be used for general corporate purposes. Borrowings will initially bear interest, at the Company’s option, at Term SOFR plus 4.50% per annum or the Alternate Base Rate plus 3.50% per annum. Starting June 30, 2026, each of the commitment fee (initially 0.50% for available but undrawn amounts) and applicable interest rate margin will be adjusted based on the Company’s Total Net Leverage Ratio. The 2026 Credit Agreement contains customary conditions precedent, representations and warranties, affirmative and negative covenants, events of default and indemnities. In addition, the 2026 Revolving Credit Facility requires compliance with certain financial covenants.

10.    STOCK-BASED COMPENSATION

2012 Stock Plan

Prior to its initial public offering ("IPO"), the Company maintained the 2012 Stock Plan (the “2012 Plan”), which provided for the grant of incentive stock options ("ISOs"), non-qualified stock options ("NSOs"), common stock of the Company, stock payments and restricted stock units. The 2012 Plan was initially adopted on December 6, 2012, and most recently amended and restated in March 2021. The 2012 Plan was terminated upon the effectiveness of the 2021 Incentive Award Plan in March 2021, and no further awards will be made under the 2012 Plan.

2021 Incentive Award Plan

In March 2021, the Company’s board of directors (“Board”) adopted the 2021 Incentive Award Plan (the “2021 Plan”), which provides for the grant of NSOs, ISOs, stock appreciation rights (“SARs”), restricted stock, restricted stock units (including time-based restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”)), dividend equivalents and other stock or cash awards to employees, consultants and non-employee directors. Under the 2021 Plan, as of December 31, 2025, there are 56.1 million shares authorized to be issued, with 8.1 million shares still available for future issuance as of December 31, 2025. The shares available for future issuance as of December 31, 2025 may be issued as either Class A common stock or Class B common stock.

2022 Inducement Incentive Award Plan

In April 2022, the Company’s Board adopted the 2022 Employment Inducement Incentive Award Plan (the “Inducement Plan”), which provides for the grant of NSOs, SARs, restricted stock, RSUs, PSUs, dividend equivalents and other stock or cash awards to prospective employees. The Inducement Plan was amended on March 28, 2023 to add 13.3 million shares to the plan. Under the Inducement Plan, as of December 31, 2025, there are 18.3 million shares authorized to be issued, with 5.8 million shares still available for future issuance. The shares available for future issuance as of December 31, 2025 may be issued as Class A common stock.

Stock-Based Compensation Expense

Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. Forfeitures are accounted for as they occur. The Company records stock-based compensation expense within Selling, general, and administrative expenses on the Consolidated Statements of Operations. The Company's stock-based compensation expense for the years ended December 31, 2025, 2024, and 2023 was $100.4 million, $119.0 million, and $166.8 million, respectively. The Company capitalized $12.8 million, $9.1 million, and $7.1 million of stock-based compensation expense related to internally developed software for the years ended December 31, 2025, 2024, and 2023 respectively.

Stock Options

Stock options granted under the 2012 Plan and 2021 Plan include ISOs and NSOs, generally have a maximum contractual term of 10 years, and typically vest over a four-year period.

The following table summarizes the stock option award activity for the year ended December 31, 2025:

	Options
	Number of Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options Outstanding - December 31, 2024	17,944	$10.69	4.87	$63,110
Options granted	333	$15.27
Options exercised	5,548	$9.92		$44,778
Options canceled	301	$16.83
Options Outstanding - December 31, 2025	12,428	$11.01	4.30	$49,322
Options Exercisable - December 31, 2025	11,773	$11.06	4.08	$46,300

The weighted average grant date fair value of options granted during the years ended December 31, 2025, 2024, and 2023 was $10.22, $10.65, and $3.74, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2025, 2024, and 2023 was $44.8 million, $71.7 million, and $8.5 million, respectively.

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

The table below summarizes the assumptions used during the years ended December 31, 2025, 2024, and 2023.

	December 31,
	2025	2024	2023
Term in years	5.95 - 6.12	5	6.02 - 6.14
Risk free rate of return	4.3%	3.8%	3.5% - 4.7%
Expected volatility	71.6% - 71.7%	65.0%	58.2% - 59.4%
Dividend yield	—%	—%	—%

Compensation Expense – Stock Options
For the years ended December 31, 2025, 2024, and 2023, the Company recorded compensation expense of $4.5 million, $8.7 million, and $12.0 million respectively. As of December 31, 2025, the amount of unrecognized compensation expense for stock options is $3.7 million, which is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Stock Units

RSUs represent the right to receive shares of the Company’s Class A or Class B common stock at a specified date in the future and typically have a vesting period of one to four years.

The following table summarizes RSU award activity for the year ended December 31, 2025:

	RSUs
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding RSUs at December 31, 2024	13,132	$8.83
RSUs granted	5,455	$16.07
RSUs vested	8,733	$9.25
RSUs canceled	2,809	$11.46
Outstanding RSUs at December 31, 2025	7,045	$12.88

Determination of Fair Value of RSUs
The fair value of RSUs granted is determined on the grant date based on the fair value of the Company's common stock. The total fair value of RSUs vested during the years ended December 31, 2025 and 2024 was $80.8 million and $93.6 million, respectively.

Compensation Expense – RSUs
For the years ended December 31, 2025, 2024, and 2023, the Company recorded compensation expense of $80.7 million, $95.0 million, and $90.0 million, respectively. As of December 31, 2025, the amount of unrecognized compensation expense for RSUs is $76.1 million, which is expected to be recognized over a weighted-average period of 1.9 years.

Performance-based Restricted Stock Units

PSUs represent the right to receive shares of the Company’s Class A or Class B common stock at a specified date in the future based on pre-determined performance and service conditions. The PSUs granted include awards with a market condition, which are eligible to vest based on the achievement of predetermined stock price goals, and awards with performance conditions, which are eligible to vest based on the Company’s predetermined financial targets. These PSUs cliff vest at the end of a three-year performance period. For the PSUs with performance conditions, the ultimate payout of the PSUs is subject to achievement of predetermined targets (ranging from 0% to 200% of the target amount), as further adjusted by a relative total shareholder return (“TSR”) performance modifier, which adjusts the payout level upwards or downwards based on the Company’s shareholder return over the same three-year performance period relative to companies in a peer group established by the Company at the grant date.

The following table summarizes PSU award activity for the year ended December 31, 2025:

	PSUs
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding PSUs at December 31, 2024	8,212	$5.21
PSUs granted	890	$19.39
PSUs canceled	338	$23.26
Outstanding PSUs at December 31, 2025	8,764	$5.96

Determination of Fair Value of PSUs
The fair value of PSUs with performance conditions is determined on the grant date based on the fair value of the Company's common stock.

The fair value of PSUs with market conditions, as well as PSUs with financial targets that include relative TSR modifiers, is estimated on the grant date using a Monte Carlo simulation model, which utilizes multiple variables that determine the probability of satisfying the market conditions or level of relative TSR modification as stipulated in the award. The table below summarizes the assumptions used during the years ended December 31, 2025, 2024, and 2023.

	December 31, 2025	December 31, 2024	December 31, 2023
Grant date stock price	$16.25	$18.09	$6.74
Term in years	3.0	3.0	3.0
Expected volatility	71.1%	66.2%	59.9%
Risk-free rate	3.9%	4.6%	3.6%
Dividend yield	—%	—%	—%

Cancellation of the Founders Awards – PSUs
On March 28, 2023, the Company’s Co-Founders, Mario Schlosser (the Company’s President of Technology, and Chief Technology Officer, and former Chief Executive Officer) and Joshua Kushner (the Company’s Vice Chairman), recommended to the Company’s Board that they should cancel and terminate the applicable awards that were granted to them in connection with the Company’s IPO (the “Founders Awards”). Mr. Schlosser and Mr. Kushner each entered into an agreement to cancel and terminate his Founders Award, which consisted of performance-based restricted stock units covering 4,229,853 shares (for Mr. Schlosser) and 2,114,926 shares (for Mr. Kushner) of the Company’s Class A common stock. As a result of this cancellation, the Company recognized approximately $46.3 million of accelerated stock-based compensation expense that would have otherwise been recognized over the remaining vesting period of the awards.

Compensation Expense – PSUs
For the years ended December 31, 2025, 2024, and 2023 the Company recorded compensation expense of $15.2 million, $15.3 million, and $64.9 million respectively. As of December 31, 2025, the amount of unrecognized compensation expense for PSUs is $18.1 million, which is expected to be recognized over a weighted-average period of 1.7 years.

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

As disclosed in “Note 1 - Organization,” in this Annual Report on Form 10-K, the Company did not renew the Cigna+Oscar Small Group arrangement after the expiration of the initial term on December 31, 2024, and will continue to provide transition and run-off services through December 31, 2026, and share proportionally in all premiums and claims for any Cigna+Oscar Small Group plan sold or issued on or before December 15, 2024, in accordance with the terms of the arrangement.

Reinsurance Contracts Accounted for under Deposit Accounting

Reinsurance contracts that do not meet risk transfer requirements are accounted for under the deposit accounting method. Under deposit accounting, the contract is recorded as a financing, with no impact to premium revenues or medical expenses. The premiums earned and claims incurred that would have otherwise been ceded under reinsurance accounting are recorded on a net basis on the Consolidated Balance Sheets as a deposit liability within Accounts payable and other liabilities, respectively. As of December 31, 2025 and December 31, 2024, a deposit liability balance of $140.5 million and $13.6 million, respectively, was recorded for the Company's quota share arrangements accounted for under deposit accounting and represented fees due to the reinsurer, which are recognized within Selling, general, and administrative expenses on the Consolidated Statements of Operations.

For the years ended December 31, 2025, 2024, and 2023, the Company ceded 47%, 53%, and 45% of its premiums under reinsurance contracts accounted for under deposit accounting, respectively.

Reinsurance Contracts Accounted for under Reinsurance Accounting

In the current year, reinsurance accounting applies to XOL treaties. In prior years reinsurance accounting also applied to quota share reinsurance contracts that were in runoff. The tables below present information for the Company's reinsurance arrangements accounted for under reinsurance accounting. Please see “Note 4 - Revenue Recognition” for total reinsurance premiums ceded and reinsurance premiums assumed, which are included as components of total Premium revenue in the Consolidated Statements of Operations.

The following table reconciles total Medical expenses to the amount presented in the Consolidated Statements of Operations:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Direct claims incurred	$10,118,434	$7,278,267	$4,459,702
Ceded reinsurance claims	(144,151)	(159,132)	(44,736)
Assumed reinsurance claims	44,742	213,454	227,058
Medical expenses	$10,019,025	$7,332,589	$4,642,024

The Company records SG&A expenses net of reinsurance ceding commissions and assumed SG&A expenses. The following table reconciles total SG&A expenses to the amount presented in the Consolidated Statements of Operations:

	Year Ended December 31, 2025
(in thousands)	2025	2024	2023
Selling, general and administrative expenses, gross	$2,049,867	$1,755,942	$1,424,763
Reinsurance ceding commissions	—	(377)	1,003
Selling, general, and administrative expenses	$2,049,867	$1,755,565	$1,425,766

The composition of the Reinsurance recoverable balance on the Consolidated Balance Sheets is as follows:

	December 31,
(in thousands)	2025	2024
Reinsurance premium and claim recoverables	$98,014	$288,878
Reinsurance ceding commissions	7,002	6,996
Experience refunds on reinsurance agreements	(5,266)	(4,337)
Reinsurance recoverable	$99,750	$291,537

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

	Years Ended December 31,
(in thousands)	2025	2024	2023
Current income tax expense:
U.S. Federal	$3,060	$2,219	$3,222
U.S. State and Local	97	7,424	14
Total current income tax expense	$3,157	$9,643	$3,236

Deferred income tax expense (benefit):
U.S. Federal	$38	$73	$58
U.S. State and Local	2,411	(2,411)	—
Total deferred income tax expense (benefit)	$2,449	$(2,338)	$58

Total income tax expense	$5,606	$7,305	$3,294

A reconciliation of the tax provision at the U.S. federal statutory tax rate to the provision for income taxes and the effective tax rate follows for the periods indicated:

	Years Ended December 31,
(in thousands, except percentages)	2025		2024		2023
Income (loss) before income taxes	$(437,297)		$33,426		$(267,300)

U.S. Federal Statutory Tax Rate	(91,832)	21.00%	7,019	21.00%	(56,133)	21.00%
State income taxes, net of federal effect *	1,981	(0.45)%	3,960	11.85%	11	—%
Change in valuation allowance	84,573	(19.34)%	(1,861)	(5.57)%	32,898	(12.31)%
Nontaxable and nondeductible items
Share-based payment awards	(14,176)	3.24%	(33,404)	(99.93)%	4,399	(1.65)%
Non-deductible compensation	22,649	(5.18)%	31,941	95.56%	22,355	(8.36)%
Other	2,280	(0.52)%	268	0.80%	262	(0.10)%
Interest in Partnership	(52)	0.01%	(668)	(2.00)%	373	(0.14)%
Other	183	(0.04)%	50	0.15%	(871)	0.33%
Total income tax	$5,606	(1.28)%	$7,305	21.86%	$3,294	(1.23)%
*State taxes in Florida in 2025, 2024, and 2023 contributed to the majority of the tax effect in the category.

Cash paid for income taxes, net of refunds, by jurisdiction is as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Income Taxes Paid
U.S. Federal	$3,500	$800	$2,400
U.S. State and Local
Florida	$13,930	*	*
Texas	*	60	—
Pennsylvania	*	(216)	—
Other	86	30	14
Total Income Tax Paid	$17,516	$674	$2,414

*The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.

Deferred income tax assets and liabilities are recognized for the differences between the financial and income tax reporting bases of assets and liabilities based on enacted tax rates and laws. The components of deferred income tax assets and liabilities are as follows for the periods indicated:

	December 31,
(in thousands)	2025	2024
Deferred Tax Assets:
Net operating loss ("NOL") carryforwards	$624,221	$525,056
Deposit accounting	37,794	15,330
Claims reserves	30,373	27,282
Unearned premium reserve	7,587	3,370
Accrued bonus	6,414	7,652
Stock option	2,402	2,824
Allowance for credit loss	1,831	6,573
Start-up costs	1,739	2,364
Fixed assets and capitalized software	—	7,968
Unrealized losses	—	383
Other	14,149	5,932
Total deferred tax assets before valuation allowance	726,510	604,734
Valuation allowance	696,298	590,629
Total deferred tax assets, net of valuation allowance	$30,212	$14,105
Deferred Tax Liabilities:
Fixed assets and capitalized software	9,953	—
Investments	9,067	5,131
Unrealized gains	4,342	54
Prepaid expenses	3,419	3,204
Other	2,841	2,676
Total deferred tax liabilities	29,622	11,065
Net deferred tax assets	$590	$3,040

Effective January 1, 2025, the Company adopted ASU 2023-09, which requires disaggregated information about the effective tax rate reconciliation and income taxes paid. The Company has elected to apply the amendments in this update retrospectively to all prior periods presented in these financial statements. Accordingly, certain prior-year amounts in the rate reconciliation and income taxes paid disclosures have been reclassified to conform to the current year's presentation.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which included among other provisions the restoration of immediate expensing of domestic research and experimental (“R&E”) expenditures under Section 174. Pursuant to the OBBBA’s transition rules, the Company elected to expense all unamortized domestic R&E costs previously capitalized between 2022 and 2024. As the Company maintains a valuation allowance against its net deferred tax assets, including NOLs, this election resulted in no change to tax expense for the year ended December 31, 2025.

The Company currently files income tax returns in the United States, various states, and localities. The majority of the Company’s operating subsidiaries are included in a consolidated federal income tax return. The Company began operations in 2012 and has never been placed under income tax audit. Federal tax returns are open for examination for tax years from 2022. State tax returns are open for examination for tax years from 2021.

The Company evaluates the need for a valuation allowance against its deferred tax assets considering all available positive and negative evidence. Based on its analysis, the Company concluded that it is more likely than not that all or some portion of the deferred tax asset will not be realized. The Company has a valuation allowance of $696.3 million at December 31, 2025 against its deferred tax assets, including federal and state net operating losses, as the Company, with the exception of the year ended December 31, 2024, does not have a history of positive earnings. Valuation allowances will be provided until it becomes more likely than not that the benefit of the federal and state deferred tax assets will be realized.

Federal NOL carryovers are $2.6 billion, of which $1.5 billion expire beginning in 2035 through 2045, and $1.1 billion have indefinite carryforward periods. State NOL carryforwards from group filings are approximately $1.1 billion and from separate entity filings are $326.6 million; state NOL carryforwards expire beginning in 2035. Pursuant to I.R.C Section 382, the Company underwent a change in ownership in 2016. Based on the annual limitation, use of pre-change NOL carryforwards will not be limited prior to expiration.

The Company evaluates tax positions to determine whether the benefits are more likely than not to be sustained on audit based on technical merits. The Company did not have any uncertain tax positions for the years ended December 31, 2025, 2024, and 2023. The Company’s policy is to classify interest accrued related to unrecognized tax benefits in interest expense while penalties are included in income tax expense. The Company had no interest or penalties related to uncertain tax positions.

13.    LEASES

The Company records ROU assets and lease liabilities for its real estate operating leases. Leases with an initial term of twelve months or less are not recorded on the balance sheet.

The following table presents the lease-related balances within the balance sheet:

		December 31,
(in thousands)	Balance Sheet Classification	2025	2024
Operating Leases
Right-of-use assets	Other assets	$51,544	$57,153
Lease liabilities, current	Accounts payable and accrued liabilities	$16,716	$13,548
Lease liabilities, noncurrent	Other liabilities	$51,991	$60,651

Operating lease expense was $15.1 million, $14.5 million, and $14.7 million for the years ended December 31, 2025, 2024, and 2023, respectively, which includes variable lease expense. Cash paid for amounts included in the measurement of lease liabilities was $15.0 million and $14.2 million for the years ended December 31, 2025 and 2024, respectively.

Future minimum rental payments under non-cancellable operating leases are estimated as follows:

Year Ended December 31,	(in thousands)
2026	$16,716
2027	17,280
2028	17,267
2029	17,274
2030	16,127
Thereafter	4,754
Total lease payments	$89,418
Less: Imputed interest	20,711
Present value of lease liabilities	$68,707

Additional Information:	December 31, 2025
Weighted-average remaining lease term	5.2 years
Weighted-average discount rate	10.60%
Right-of-use assets obtained in exchange of new operating lease liabilities (in thousands)	$974

14.    PROPERTY, EQUIPMENT AND CAPITALIZED SOFTWARE

The following table summarizes the balances of the Company’s property, equipment, and capitalized software:

	December 31,
(in thousands)	2025	2024
Property, equipment, and capitalized software
Software and hardware	$202,277	$148,260
Leasehold improvements	25,529	26,386
Property and fixtures	2,186	6,248
Property, equipment, and capitalized software	229,992	180,894
Less: Accumulated depreciation and amortization	(141,642)	(114,101)
Property, equipment, and capitalized software, net	$88,350	$66,793

Depreciation and amortization expense for Property, equipment, and capitalized software for the years ended December 31, 2025, 2024, and 2023 was $28.9 million, $32.1 million, and $30.7 million, respectively.

15.    STOCKHOLDERS' EQUITY

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

Conversion and Transfer Rights

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

In the fourth quarter of 2025, certain holders of the Company’s 2031 Notes converted an aggregate principal amount of $270.0 million into approximately 32.4 million shares of the Company’s Class A common stock. In connection with the exchange, the Company also issued approximately 0.7 million additional shares of Class A common stock as an inducement payment. In accordance with the debt conversion accounting, the net carrying amount of 2031 Notes, including unamortized debt discount and issuance costs, were transferred to additional paid-in capital.

For more information on our 2031 Notes, including details relating to repurchase, redemption and conversions of the 2031 Notes, see “Note 9 - Debt” to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Dividends

Common stockholders are entitled to receive dividends, as may be declared by the Board, if any.

16.    STATUTORY REGULATIONS

The Company's Health Insurance Subsidiaries prepare financial statements in accordance with Statutory Accounting Principles ("SAP") prescribed or permitted by the insurance departments of their states of domicile. SAP are focused on the solvency of insurance companies and HMOs and are designed to ensure that insurers maintain sufficient capital and surplus to meet their insurance-related obligations.

The Company's Health Insurance Subsidiaries are regulated by the state insurance departments of the states in which they are domiciled. Statutory regulations include the establishment of minimum levels of statutory capital to be maintained by Health Insurance Subsidiaries and restrictions on dividend payments and other distributions made by the Health Insurance Subsidiaries to the parent company. Minimum statutory capital requirements differ by state and are based on minimum risk-based capital ("RBC") requirements developed by the National Association of Insurance Commissioners ("NAIC").

As of December 31, 2025, the Company's Health Insurance Subsidiaries are estimated to have an aggregate statutory capital and surplus of approximately $1.0 billion. As of December 31, 2024, the Company’s Health Insurance Subsidiaries had an aggregate statutory capital and surplus of $1.2 billion. Individually, each of the Company's Health Insurance Subsidiaries is projected to exceed the minimum required statutory capital and surplus, and RBC minimum requirements.

17.     RELATED PARTY TRANSACTIONS

In February 2022, the Company issued the 2031 Notes to funds affiliated with or advised by Dragoneer Investment Group, LLC, Thrive Capital Management, LLC, LionTree Investment Management, LLC and Tenere Capital LLC (collectively, the “Purchasers”). See “Note 9 - Debt” for additional information. On September 11, 2025, the Company entered into an amendment to the Investment Agreement (the “Amendment”) to permit the private offering of the 2030 Notes. The Amendment provided, in relevant part, that the issuance of the 2030 Notes would be permitted provided that the 2030 Notes were and remained expressly subordinated in right of payment to the 2031 Notes for as long as Oasis FD Holdings, LP (“Dragoneer”) held at least $75.0 million in aggregate principal amount of the 2031 Notes.

On November 3, 2025, the Company and Dragoneer entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which, until December 14, 2025, Dragoneer could elect to exchange up to $250.0 million aggregate principal amount of 2031 Notes, representing the balance of its 2031 Notes, for aggregate consideration consisting of (A) a number of shares of Class A common stock based on the conversion rate set forth in the applicable indenture, and (B) up to $17.8 million, payable in shares of Class A common stock and/or cash, pursuant to the terms of the Exchange Agreement and subject to the satisfaction of certain conditions. On November 5, 2025, Dragoneer exchanged $187.5 million aggregate principal amount of their 2031 Notes for approximately 22.5 million shares of Class A common stock, and on November 18, 2025, Dragoneer exchanged the remaining $62.5 million aggregate principal amount balance of their 2031 Notes for approximately 7.5 million shares of Class A common stock. Additionally, in connection with the exchange, Dragoneer also received an inducement payment totaling $17.8 million, of which $4.4 million was paid in cash and the remaining $13.3 million was settled through the issuance of approximately 0.7 million additional shares of Class A common stock.

In connection with the Exchange Agreement and the related transactions, as of November 5, 2025, the debt covenants in the Investment Agreement were extinguished, and the 2030 Notes ceased to be subordinated to the 2031 Notes.

18.    COMMITMENTS AND CONTINGENCIES

The Company’s current and past business practices are subject to reviews or other investigations by various state insurance and healthcare regulatory authorities and other state and federal regulatory authorities. These reviews focus on numerous facets of the Company’s business, including claims payment practices, statutory capital requirements, provider contracting, risk adjustment, competitive practices, commission payments, privacy issues, network adequacy, utilization management practices, pharmacy benefits, access to care, compliance with Health Insurance Marketplace or EDE agreements, and sales practices, among others. Some of these reviews have historically resulted in fines imposed on the Company and some have required changes to certain of the Company’s practices. The Company continues to be subject to these reviews, which could result in additional fines or other sanctions being imposed on the Company or additional changes to certain of its practices.

The Company is also currently involved in, and may in the future from time to time become involved in, legal proceedings and other claims in the ordinary course of its business, including class actions and suits brought by the Company’s members, providers, commercial counterparties, employees, and other parties relating to the Company’s business, including management and administration of health benefit plans and other services. Such matters can include claims relating to the performance of contractual and non-contractual obligations to providers, vendors, members, employer groups, and others, including, but not limited to, the alleged failure to properly pay in-network and out-of-network claims and challenges to the manner in which the Company processes claims, claims alleging that the Company has engaged in unfair business practices, disputes regarding the amounts owed under vendor contracts, various employment claims, disputes regarding reinsurance arrangements, disputes relating to intellectual property, privacy, the Telephone Consumer Protection Act and class action lawsuits, or other claims alleging that the Company has engaged in unfair business practices.

In addition, on May 12, 2022, a securities class action lawsuit against the Company, certain of its directors and officers, and the underwriters that participated in the Company’s IPO was commenced in the United States District Court for the Southern District of New York (the “Court”), captioned Carpenter v. Oscar Health, Inc., et al., Case No. 1:22-CV-03885 (S.D.N.Y.) (the “Securities Action”). The initial complaint in the Securities Action asserted violations of Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”) based on the Company’s purported failure to disclose in its IPO registration statement growing COVID-19 testing and treatment costs, the impact of significant Special Enrollment Period (“SEP”) membership, and RADV results for 2019 and 2020. By Court orders dated September 27, 2022 and December 13, 2022, the Court appointed a lead plaintiff and lead counsel on behalf of the putative class. An amended complaint filed on December 6, 2022 asserted the same violations of Sections 11 and 15 of the Securities Act, but this time based on the Company’s alleged failure to disclose in its IPO registration statement purportedly inadequate controls and systems in connection with the RADV audit for 2019, alleging that this purported omission caused losses and damages for members of the putative class. The amended complaint sought unspecified compensatory damages as well as interest, fees, and costs. On April 4, 2023, the Company moved to dismiss the amended complaint. On March 6, 2025, the Court granted the motion to dismiss without prejudice and granted leave to file a second amended complaint. A second amended complaint was not timely filed, and on April 22, 2025 the Court dismissed the case with prejudice.

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

The ACA originally established a cost-sharing reduction (“CSR”) program to make health insurance more affordable for eligible individuals by requiring insurers to reduce out-of-pocket costs while receiving CSR subsidies from CMS. In 2017, the Trump Administration issued an executive order that immediately ceased payments of ACA CSR subsidies to issuers. On June 27, 2017, impacted issuers seeking compensation for the halted CSR subsidy payments commenced a class action lawsuit against the federal government in the Court of Federal Claims, captioned Common Ground Healthcare Cooperative v. United States, Case No. 17-877. In 2024, an agreement in principle was reached between class counsel on behalf of impacted issuers and the federal government to retroactively compensate the class. The settlement agreement was fully executed by the class and the federal government on August 11, 2025. On November 6, 2025, the Court of Federal Claims granted final settlement approval and ordered the distribution of 95% of the settlement funds, with the remaining 5% held until the attorneys’ fees award is determined. The estimated net recovery recorded as of December 31, 2025 was approximately $48 million.

19.    SEGMENT INFORMATION

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

	Year Ended December 31,
(in thousands)	2025	2024	2023
Total revenue	$11,701,427	$9,177,564	$5,862,869
Less:
Medical expenses	10,019,025	7,332,589	4,642,024
Selling, general, and administrative expenses:
Member acquisition and servicing costs (1)	975,328	747,627	540,135
Premium taxes, exchange fees, and other taxes and fees (2)	446,079	432,290	289,388
All other SG&A (3)	628,460	575,648	596,243
Total Selling, general, and administrative expenses	2,049,867	1,755,565	1,425,766
Depreciation and amortization	28,892	32,145	30,694
Earnings (loss) from operations	(396,357)	57,265	(235,615)
Interest expense	17,601	23,734	24,603
Other expenses	23,339	105	7,082
Earnings (loss) before income taxes	(437,297)	33,426	(267,300)
Income tax expense	5,606	7,305	3,294
Less: Net income attributable to noncontrolling interests	248	689	134
Net income (loss) attributable to Oscar Health, Inc.	$(443,151)	$25,432	$(270,728)
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

Significant Customers

The Company generates the majority of its total revenue from health insurance policy premiums, which primarily come from subsidies received from CMS as part of the APTC program.

20.    RISK ADJUSTMENT

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

The following table provides a rollforward of the Company’s beginning and ending risk adjustment receivable and payable balances for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025			Year Ended December 31, 2024
(in thousands)	Risk Adjustment Receivable	Risk Adjustment Payable	Net Risk Adjustment Payable	Risk Adjustment Receivable	Risk Adjustment Payable	Net Risk Adjustment Payable
Beginning balance (1)	$64,779	$1,558,341	$1,493,562	$51,925	$1,056,941	$1,005,016
Change in accrual:
Current year	$56,044	$2,583,506	$2,527,462	$64,567	$1,557,216	$1,492,649
Prior years	(10,824)	57,580	68,404	(3,511)	19,014	22,525
Change in accrual, net	$45,220	$2,641,086	$2,595,866	$61,056	$1,576,230	$1,515,174
Payments:
Prior years	$53,933	$1,611,727	$1,557,794	$48,202	$1,074,830	$1,026,628
Payments	$53,933	$1,611,727	$1,557,794	$48,202	$1,074,830	$1,026,628
Ending balance:
Current year	$56,044	$2,583,506	$2,527,462	$64,567	$1,557,216	$1,492,649
Prior years	22	4,194	4,172	212	1,125	913
Ending balance	$56,066	$2,587,700	$2,531,634	$64,779	$1,558,341	$1,493,562
(1)The table includes RADV receivables and payables. The balance at the beginning of each year presented pertains to prior policy years.

In the second and third quarters of 2025, the Company received third party reports indicating that the ACA average market risk scores (a measure of market morbidity) were significantly higher than the overall market expectation, which resulted in the Company significantly increasing its estimated risk adjustment transfer payable for such quarters. In the fourth quarter, the Company received third party reports indicating that overall market morbidity had stabilized, but that the Company had lower-than-anticipated relative risk scores, which resulted in the Company increasing its estimated risk adjustment transfer payable as of December 31, 2025.

Oscar Health, Inc.
Schedule I - Condensed Balance Sheets (Parent-Only)

(in thousands, except per share amounts)	December 31, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$335,923	$97,384
Premium and Other Receivables	4,486	—
Restricted deposits and investments	2,409	9,086
Investments in and advances to subsidiaries	1,073,134	1,207,848
Other assets	18,744	11,801
Total Assets	$1,434,696	$1,326,119

Liabilities and Stockholders' Equity
Long-term debt	$430,095	$299,555
Other liabilities	26,953	12,978
Total Liabilities	457,048	312,533
Commitments and contingencies
Stockholders' Equity
Class A common stock ($0.00001 par value; 825,000 thousand shares authorized, 261,851 thousand and 214,974 thousand shares outstanding as of December 31, 2025 and 2024, respectively)	3	2
Class B common stock ($0.00001 par value; 82,500 thousand shares authorized, 35,838 and 35,514 thousand shares outstanding as of December 31, 2025 and 2024, respectively)	—	—
Treasury stock (315 thousand shares as of December 31, 2025 and 2024)	(2,923)	(2,923)
Additional paid-in capital	4,256,972	3,869,617
Accumulated deficit	(3,294,434)	(2,851,283)
Accumulated other comprehensive income (loss)	18,030	(1,827)
Total Oscar Health, Inc. Stockholders’ Equity	977,648	1,013,586
Total Liabilities and Stockholders' Equity	$1,434,696	$1,326,119

See the accompanying Notes to the Condensed Financial Information as well as the Consolidated Financial Statements and accompanying Notes.

Oscar Health, Inc.
Schedule I - Condensed Statements of Operations (Parent-Only)

	Year Ended December 31,
(in thousands)	2025	2024	2023
Revenue
Investment income and other revenue	$16,060	$16,714	$20,253
Total revenue	16,060	16,714	20,253
Operating expenses
General and administrative expenses	92,365	118,566	106,387
Interest expense	17,599	23,697	24,577
Other expenses	23,330	110	7,081
Loss before income tax benefit and equity in net income (loss) of subsidiaries	(117,234)	(125,659)	(117,792)
Income tax benefit	(2,340)	(34,777)	(7,870)
Loss before equity in net income (loss) of subsidiaries	(114,894)	(90,882)	(109,922)
Equity in net income (loss) of subsidiaries	(328,257)	116,314	(160,806)
Net income (loss) attributable to Oscar Health, Inc.	$(443,151)	$25,432	$(270,728)

See the accompanying Notes to the Condensed Financial Information as well as the Consolidated Financial Statements and accompanying Notes.

Oscar Health, Inc.
Schedule I - Condensed Statements of Comprehensive Income (Parent-Only)

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net income (loss) attributable to Oscar Health, Inc.	$(443,151)	$25,432	$(270,728)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) attributable to subsidiaries	19,857	(3,136)	11,024
Comprehensive income (loss) attributable to Oscar Health, Inc.	$(423,294)	$22,296	$(259,704)

See the accompanying Notes to the Condensed Financial Information as well as the Consolidated Financial Statements and accompanying Notes.

Oscar Health, Inc.
Schedule I - Condensed Statements of Cash Flows (Parent-Only)

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net cash provided by operating activities	$264	$2,103	$9,055
Cash flows from investing activities:
Investments in subsidiaries	(160,936)	(159,628)	(149,025)
Purchase of investments	—	(2,409)	—
Sale of investments	—	—	(15,775)
Maturity of investments	—	16,990	306,511
Net cash (used in) provided by investing activities	(160,936)	(145,047)	141,711
Cash flows from financing activities:
Proceeds from long-term debt	410,000	—	—
Payments of debt issuance costs	(22,902)	—	—
Proceeds from joint venture contribution	—	—	2,490
Inducement payment for convertible note conversion	(4,445)	—	—
Purchase of capped calls related to convertible senior subordinated notes	(34,440)	—	—
Tax payments related to net settlement of share-based awards	(4,035)	—	—
Proceeds from exercise of stock options	55,033	68,388	3,956
Net cash provided by financing activities	399,211	68,388	6,446
Increase (decrease) in cash, cash equivalents and restricted cash equivalents	238,539	(74,556)	157,212
Cash, cash equivalents, restricted cash and cash equivalents—beginning of period	97,384	171,940	14,728
Cash, cash equivalents, restricted cash and cash equivalents—end of period	$335,923	$97,384	$171,940
Non-Cash Investing and Financing Activities:
Conversion of convertible notes into common stock (Note 9)	$283,336	$—	$—

See the accompanying Notes to the Condensed Financial Information as well as the Consolidated Financial Statements and accompanying Notes.

Oscar Health, Inc.
Schedule I
Notes to the Condensed Financial Information of the Registrant (Parent Company Only)
(in thousands, except share and per share amounts, or as otherwise stated herein)

These condensed financial statements of Oscar Health, Inc., (the “Parent Company”) should be read in conjunction with the consolidated financial statements and Notes thereto included in this Annual Report on Form 10-K. For purposes of these condensed financial statements, subsidiaries of Oscar Health, Inc are recorded using the equity method of accounting.

During the years ended December 31, 2025, 2024 and 2023, the Parent received approximately $25.0 million, $133.0 million and $52.0 million in capital distributions and loan repayments, respectively, from the Health Insurance Subsidiaries.

See “Note 9 – Debt” included in Part II, Item 8 of this Form 10-K for a description of the long-term debt obligations of Oscar Health, Inc., and its subsidiaries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are made only in accordance with authorizations of management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025 using criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Refer to “Item 8. Financial Statements and Supplementary Data - Report of Independent Registered Public Accounting Firm (PCAOB ID 238)” for their audit report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a) None.

(b) On November 10, 2025, Mark T. Bertolini, the Company’s Chief Executive Officer, in accordance with the Company’s standard practice for employees and executive officers, entered into the Company’s form of sell-to-cover instruction that is intended to satisfy the affirmative defense of Rule 10b5-1(c), providing for sales of a number of shares of Class A common stock as is necessary to cover tax withholding obligations incurred in connection with the vesting or settlement of restricted stock units held by Mr. Bertolini. The instruction will remain in effect so long as Mr. Bertolini is subject to such tax obligations, unless earlier terminated. The total number of shares of Class A common stock that may be sold pursuant to the instruction is not determinable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The financial statements required by this item are listed in Part II, Item 8 – “Financial Statements and Supplementary Data” attached hereto and are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules.

Schedule I. Condensed Financial Information of Parent Company
As of December 31, 2025 and 2024, and for the years ended December 31, 2025, 2024, and 2023

Other than Schedule I included in Part II, Item 8 – “Financial Statements and Supplementary Data,” all financial statement schedules have been omitted because they are not required, are not applicable or the required information is included in the Consolidated Financial Statements or the notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation.	8-K	001-40154	3.1	03/08/21
3.2	Amended and Restated Bylaws.	8-K	001-40154	3.2	03/08/21
4.1	Specimen Common Stock Certificate of Oscar Health, Inc.	S-1/A	333-252809	4.1	02/22/21

4.2	Indenture, dated as of February 3, 2022, between Oscar Health, Inc. and U.S. Bank National Association, as Trustee.	8-K	001-40154	4.1	02/04/22
4.3	Form of certificate representing the 7.25% Convertible Senior Notes due 2031 (included as Exhibit A to Exhibit 4.2).	8-K	001-40154	4.2	02/04/22
4.4	Indenture, dated as of September 18, 2025, between Oscar Health, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-40154	4.1	09/18/25
4.5	Form of certificate representing the 2.25% Convertible Senior Subordinated Notes due 2030 (included as Exhibit A to Exhibit 4.1).	8-K	001-40154	4.1	09/18/25
4.6	Thirteenth Amended and Restated Investors' Rights Agreement, dated as of May 3, 2022, by and among Oscar Health, Inc. and the investors party thereto	10-Q	001-40154	4.2	08/12/22
4.7	Description of Capital Stock.	10-K	001-40154	4.5	02/24/23
10.1†	Oscar Health, Inc. Amended and Restated 2012 Stock Plan.	10-Q	001-40154	10.1	05/14/21
10.2†	Form of Stock Option Award Agreement (Installment Exercise) under 2012 Stock Incentive Plan.	S-1	333-252809	10.7	02/05/21
10.3†	Oscar Health, Inc. 2021 Incentive Award Plan.	10-K	001-40154	10.4	02/20/25
10.4†	Form of Stock Option Award Agreement under 2021 Incentive Award Plan.	10-K	001-40154	10.5	02/20/25
10.5†	Form of Restricted Stock Unit Award Agreement under 2021 Incentive Award Plan.	S-1/A	333-252809	10.13	02/22/21
10.6	Form of Performance Restricted Stock Unit Award Agreement under 2021 Incentive Award Plan.	10-Q	001-40154	10.1	05/07/24
10.7†	2024 Form of Restricted Stock Unit Award Agreement (Retirement Eligible) under 2021 Incentive Award Plan	10-K	001-40154	10.5	02/15/24
10.8†	2024 Form of Restricted Stock Unit Award Agreement (Non-Retirement Eligible) under 2021 Incentive Award Plan	10-K	001-40154	10.6	02/15/24
10.9†	2025 Form of Stock Option Award Agreement (Non-Retirement Eligible) under 2021 Incentive Award Plan.	10-Q	001-40154	10.2	05/08/25
10.10†	Oscar Health, Inc. 2021 Employee Stock Purchase Plan.	10-K	001-40154	10.10	02/20/25
10.11†	Oscar Health, Inc. 2022 Employee Inducement Incentive Award Plan	S-8	333-264205	99.1	04/08/22
10.12†	First Amendment to the Oscar Health, Inc. 2022 Employment Inducement Incentive Award Plan	S-8	333-270890	99.2	03/28/23
10.13†	Form of Restricted Stock Unit Award Agreement under 2022 Inducement Award Plan.	10-K	001-40154	10.8	02/24/23
10.14†	Employment Agreement, by and between Oscar Health, Inc. and Mark T. Bertolini, dated March 28, 2023.	10-Q	001-40154	10.1	05/10/23
10.15†	Amended and Restated Employment Agreement, by and between Oscar Health, Inc. and Mark T. Bertolini, dated December 22, 2025.				*
10.16†	Employment Agreement, by and between Oscar Health, Inc. and Mario Schlosser, dated March 28, 2023.	10-Q	001-40154	10.2	05/10/23
10.17†	Employment Agreement, by and between Oscar Health, Inc. (formerly Mulberry Management Corporation) and R. Scott Blackley, dated December 5, 2020.	S-1	333-252809	10.20	02/05/21

10.18†	Amendment to Employment Agreement, by and between Oscar Health, Inc., Oscar Management Corporation and R. Scott Blackley, dated July 13, 2021.	10-Q	001-40154	10.1	08/13/21
10.19†	Amendment to Employment Agreement, by and between Oscar Health, Inc., Oscar Management Corporation and R. Scott Blackley, dated November 8, 2022	10-Q	001-40154	10.2	11/09/22
10.20†	Letter Agreement dated as of August 2, 2023, by and among Oscar Health, Inc., Oscar Management Corporation and R. Scott Blackley.	10-Q	001-40154	10.2	08/09/23
10.21†	Employment Agreement, by and between Oscar Health, Inc. and Janet Liang, dated January 30, 2025.	10-Q	001-40154	10.1	05/08/25
10.22†	Employment Agreement by and between Oscar Health, Inc., Oscar Management Corporation and Adam McAnaney, dated January 30, 2025.				*
10.23†	Amended Non-Employee Director Compensation Program.	10-K	001-40154	10.22	02/20/25
10.24†	Form of Indemnification Agreement.	S-1	333-252809	10.28	02/05/21
10.25†	Amended and Restated Deferred Compensation Plan for Directors.	10-K	001-40154	10.24	02/20/25
10.26†	Form of Deferred Restricted Stock Unit Award Agreement (Directors)	10-K	001-40154	10.25	02/20/25
10.27X	Investment Agreement, dated as of January 27, 2022, by and among Oscar Health, Inc. and Oasis FD Holdings, LP., Thrive Capital Partners VII Growth, L.P., Claremount VII Associates, L.P., LionTree Investment Fund, L.P. and Tenere Capital Master Fund, LP.	8-K	001-40154	10.1	01/28/22
10.28	Amendment to Investment Agreement, dated as of September 11, 2025, between Oscar Health, Inc. and Oasis FD Holdings, LP.	10-Q	001-40154	10.2	11/06/25
10.29	Form of Capped Call Confirmation.	8-K	001-40154	10.1	09/18/25
10.30X	Credit Agreement, dated as of February 6, 2026, by and among Oscar Health, Inc., as borrower, certain subsidiaries of the Company, as subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders party thereto.	8-K	001-40154	10.1	02/10/26
19.1	Insider Trading Policy	10-K	001-40154	19.1	02/20/25
21.1	List of Subsidiaries of Oscar Health, Inc.					*
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.					*
32.1	Section 1350 Certification of Chief Executive Officer.					**
32.2	Section 1350 Certification of Chief Financial Officer.					**
97.1	Oscar Health, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	001-40154	97.1	02/15/24
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).	*

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

OSCAR HEALTH, INC.

Date: February 13, 2026	By:	/s/ Mark T. Bertolini
Mark T. Bertolini
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark T. Bertolini	Chief Executive Officer and Director	February 13, 2026
Mark T. Bertolini	(principal executive officer)

/s/ R. Scott Blackley	Chief Financial Officer	February 13, 2026
R. Scott Blackley	(principal financial officer)

/s/ Victoria Baltrus	Chief Accounting Officer	February 13, 2026
Victoria Baltrus	(principal accounting officer)

/s/ Jeffery H. Boyd	Chairman of the Board and Director	February 13, 2026
Jeffery H. Boyd

/s/ Joshua Kushner	Vice Chairman of the Board and Director	February 13, 2026
Joshua Kushner

/s/ Mario Schlosser	Director	February 13, 2026
Mario Schlosser

/s/ William Gassen, III	Director	February 13, 2026
William Gassen, III

/s/ Laura Lang	Director	February 13, 2026
Laura Lang

/s/ David Plouffe	Director	February 13, 2026
David Plouffe

/s/ Siddhartha Sankaran	Director	February 13, 2026
Siddhartha Sankaran

/s/ Vanessa A. Wittman	Director	February 13, 2026
Vanessa A. Wittman