Form 10-Q
period 2026-03-31
Oscar Health, Inc.
filed 2026-05-07
CIK 1568651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of April 30, 2026 (in thousands)
Class A Common Stock, par value $0.00001 per share	265,902
Class B Common Stock, par value $0.00001 per share	35,591

Oscar Health, Inc.

This Quarterly Report on Form 10-Q for the period ended March 31, 2026 (“Quarterly Report on Form 10-Q”) contains the following defined terms, unless context otherwise requires: (i) “Oscar,” “the Company,” “we,” “our,” “us” or like terms refer to Oscar Health, Inc. and its subsidiaries, (ii) “Thrive Capital” refers to Thrive Capital Management, LLC, a Delaware limited liability company, and the investment funds affiliated with or advised by Thrive Capital Management, LLC and (iii) “Thrive General Partners” refers to Thrive Partners II GP, LLC, Thrive Partners III GP, LLC, Thrive Partners V GP, LLC, Thrive Partners VI GP, LLC, Thrive Partners VII GP, LLC, and Thrive Partners VII Growth GP, LLC, each of which is a general partner of a Thrive Capital-affiliated fund.

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
•Evolving federal or state laws or regulations (including any changes in the interpretation or enforcement of existing laws and regulations), including changes with respect to the Patient Protection and Affordable Care Act (“ACA”) and any regulations enacted thereunder, the expiration of the enhanced Advanced Premium Tax Credits (“eAPTCs”), the implementation of new program integrity rules, the potential funding of a cost-sharing reduction (“CSR”) program, or other government actions, such as the imposition of tariffs;
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
•Adverse publicity or other adverse consequences related to our dual class structure or “controlled company” status; and
•The other risks and uncertainties described under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on February 13, 2026.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2026	2025
Revenue
Premium	$4,580,862	$2,995,821
Investment income	60,614	46,112
Other revenues	5,718	4,330
Total revenue	4,647,194	3,046,263
Operating Expenses
Medical	3,229,857	2,259,651
Selling, general, and administrative	706,234	482,759
Depreciation and amortization	7,018	6,730
Total operating expenses	3,943,109	2,749,140
Earnings from operations	704,085	297,123
Interest expense	5,383	5,994
Other expenses (income)	(71)	2,918
Earnings before income taxes	698,773	288,211
Income tax expense	19,750	12,705
Net income	679,023	275,506
Less: Net income attributable to noncontrolling interests	27	235
Net income attributable to Oscar Health, Inc.	$678,996	$275,271

Earnings per Share
Basic	$2.28	$1.10
Diluted	$2.07	$0.92
Weighted Average Common Shares Outstanding
Basic	298,184	251,279
Diluted	329,751	305,938

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Net income	$679,023	$275,506
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(13,030)	11,428
Comprehensive income	665,993	286,934
Comprehensive income attributable to noncontrolling interests	27	235
Comprehensive income attributable to Oscar Health, Inc.	$665,966	$286,699

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except per share amounts)	March 31, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$4,805,139	$2,774,151
Short-term investments	1,994,644	1,216,461
Accounts receivable (net of allowance for credit losses of $7,171 and $7,226)	587,023	362,682
Receivables from CMS	222,195	136,029
Reinsurance recoverable	142,487	99,750
Other current assets	25,817	24,331
Total current assets	7,777,305	4,613,404
Property, equipment, and capitalized software, net	94,194	88,350
Long-term investments	1,266,775	1,470,987
Restricted deposits	28,631	32,951
Other assets	122,741	119,719
Total assets	$9,289,646	$6,325,411

Liabilities and Stockholders' Equity
Current Liabilities:
Benefits payable	$1,734,051	$1,455,385
Payables to CMS	4,723,244	2,730,095
Accounts payable and other liabilities	505,943	507,325
Unearned premiums	172,004	166,203
Reinsurance payable	5,112	3,579
Total current liabilities	7,140,354	4,862,587
Long-term debt	430,876	430,095
Other liabilities	51,368	51,994
Total liabilities	7,622,598	5,344,676
Commitments and contingencies (Note 12)
Stockholders' Equity
Class A common stock ($0.00001 par value; 825,000 thousand shares authorized, 263,552 thousand and 261,851 thousand shares outstanding as of March 31, 2026 and December 31, 2025, respectively)	3	3
Class B common stock ($0.00001 par value; 82,500 thousand shares authorized, 35,591 thousand and 35,838 thousand shares outstanding as of March 31, 2026 and December 31, 2025, respectively)	—	—
Treasury stock (315 thousand shares as of March 31, 2026 and December 31, 2025)	(2,923)	(2,923)
Additional paid-in capital	4,277,292	4,256,972
Accumulated deficit	(2,615,438)	(3,294,434)
Accumulated other comprehensive income	5,000	18,030
Total Oscar Health, Inc. stockholders' equity	1,663,934	977,648
Noncontrolling interests	3,114	3,087
Total stockholders' equity	1,667,048	980,735
Total liabilities and stockholders' equity	$9,289,646	$6,325,411

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Common stock, Class A shares
Balance, beginning of period	261,851	214,974
Issuance of common stock from equity incentive plans	1,454	3,067
Conversion of Class B shares to Class A shares	247	—
Shares withheld for net settlement of share-based awards	—	(58)
Balance, end of period	263,552	217,983
Common stock, Class B shares
Balance, beginning of period	35,838	35,514
Conversion of Class B shares to Class A shares	(247)	—
Balance, end of period	35,591	35,514
Common stock, Class A
Balance, beginning of period	$3	$2
Balance, end of period	3	2
Common stock, Class B
Balance, beginning of period	—	—
Balance, end of period	—	—
Treasury stock
Balance, beginning of period	(2,923)	(2,923)
Balance, end of period	(2,923)	(2,923)
Additional paid-in capital
Balance, beginning of period	4,256,972	3,869,617
Stock-based compensation expense	19,181	27,883
Issuance of common stock from equity incentive plans	1,139	5,728
Net settlement for taxes related to share-based awards	—	(855)
Balance, end of period	4,277,292	3,902,373
Accumulated deficit
Balance, beginning of period	(3,294,434)	(2,851,283)
Net income attributable to Oscar Health, Inc.	678,996	275,271
Balance, end of period	(2,615,438)	(2,576,012)
Accumulated other comprehensive income (loss)
Balance, beginning of period	18,030	(1,827)
Unrealized gains (losses) on investments, net	(13,030)	11,428
Balance, end of period	5,000	9,601
Noncontrolling interests
Balance, beginning of period	3,087	2,839
Net income attributable to noncontrolling interests	27	235
Balance, end of period	3,114	3,074
Total stockholders' equity	$1,667,048	$1,336,115

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash Flows from Operating Activities:
Net income	$679,023	$275,506
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred taxes	(6,204)	36
Net realized gain on sale of financial instruments	(4)	(119)
Depreciation and amortization expense	7,018	6,730
Amortization of debt issuance costs	1,015	194
Stock-based compensation expense	15,969	24,975
Net accretion of investments	(7,077)	(7,673)
Change in provision for credit losses	(55)	(8,650)
Changes in assets and liabilities:
(Increase) / decrease in:
Receivables from CMS	(86,165)	(88,745)
Accounts receivable	(224,288)	(97,827)
Reinsurance recoverable	(42,737)	103,990
Other assets	5,344	(13,265)
Increase / (decrease) in:
Benefits payable	278,666	108,848
Payables to CMS	1,993,149	571,443
Accounts payable and other liabilities	(2,007)	24,294
Unearned premiums	5,800	(3,492)
Reinsurance payable	1,533	(17,703)
Net cash provided by operating activities	2,618,980	878,542
Cash Flows from Investing Activities:
Purchase of investments	(914,842)	(336,869)
Sale of investments	35,000	15,761
Maturity and paydowns of investments	299,243	155,906
Purchase of property, equipment and capitalized software	(8,794)	(9,026)
Change in restricted deposits	(860)	—
Net cash used in investing activities	(590,253)	(174,228)
Cash Flows from Financing Activities:
Payments of debt issuance costs	(4,739)	—
Tax payments related to net settlement of share-based awards	—	(855)
Proceeds from exercise of stock options	1,139	5,728
Net cash (used in) provided by financing activities	(3,600)	4,873
Increase in cash, cash equivalents and restricted cash equivalents	2,025,127	709,187
Cash, cash equivalents, restricted cash and cash equivalents—beginning of period	2,804,123	1,551,118
Cash, cash equivalents, restricted cash and cash equivalents—end of period	4,829,250	2,260,305
Cash and cash equivalents	4,805,139	2,236,555
Restricted cash and cash equivalents included in restricted deposits	24,111	23,750
Total cash, cash equivalents and restricted cash and cash equivalents	$4,829,250	$2,260,305
Supplemental Disclosures:
Interest payments	$4,177	$154
Income tax payments	$44	$—

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts, or as otherwise stated herein)

1.    ORGANIZATION

Oscar Health, Inc., together with its subsidiaries (either individually or collectively referred to as “Oscar” or the “Company”), is a leading healthcare technology company whose mission is to make a healthier life accessible and affordable for all. The Company’s Class A common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OSCR”.

Oscar operates as one reportable segment to sell insurance to individuals, families and employees through the federal and state-run healthcare exchanges formed in conjunction with the Patient Protection and Affordable Care Act (“ACA”) and leverages its technology platform to provide services via its +Oscar offering. The Company also wholly owns three businesses operating in the individual market (collectively, the “Marketplace Subsidiaries”): Lucie, Inc. (formerly known as INSXCloud, Inc.), a technology enrollment platform for consumers, employers and brokers, Trove Group Inc. (formerly known as IHC Specialty Benefits, Inc.), an insurance agency that sells individual medical and supplemental health products, and HealthInsurance.org, LLC, a lead generation website providing educational content to help consumers navigate health insurance as well as the ACA and Medicare marketplaces.

The Company’s member-first philosophy and innovative approach to care has earned the trust of approximately 3.2 million effectuated members (“members”), as of March 31, 2026. Effectuated members are those who are actively enrolled in one of the Company’s plans and whose required premium payments have either been made or are within the payment grace period.

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

These Condensed Consolidated Financial Statements are unaudited; however, in the opinion of management, they reflect all adjustments, consisting only of normal recurring adjustments, necessary to state fairly the information presented in conformity with U.S. GAAP applicable for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and related notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2025.

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

Reclassification

Certain prior period amounts have been reclassified within the components of total current assets and total current liabilities in the Company’s Condensed Consolidated Balance Sheets, as well as within cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows, to conform to the current period presentation. These reclassifications had no impact on the previously reported totals for current assets, current liabilities, or net cash provided by operating activities.

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

In September 2025, the FASB issued Accounting Standards Update No. 2025-06 (“ASU 2025-06”), Intangibles–Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the recognition and disclosure framework for internal-use software costs, removing all references to “development stages” and introducing a more judgment-based approach. This guidance is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. This ASU is applicable to the Company’s fiscal year beginning January 1, 2028, with early application permitted. The transition method may be prospective, modified, or retrospective. The Company is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements and disclosures.

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

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Numerator:
Net income attributable to Oscar Health, Inc. - basic	$678,996	$275,271
Effect of convertible senior notes	3,721	5,486
Net income available to Oscar Health, Inc. common shareholders - diluted	$682,717	$280,757

Denominator:
Weighted average shares of common stock outstanding - basic	298,184	251,279
Common stock equivalents	10,840	18,007
Effect of convertible senior notes	20,727	36,652
Weighted average shares of common stock outstanding - diluted	329,751	305,938

Earnings per Share
Basic	$2.28	$1.10
Diluted	$2.07	$0.92

The following potential common shares were excluded from the computation of diluted EPS because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
(in thousands)	2026	2025
Stock options to purchase common stock	2,428	3,712
Restricted stock units	3,574	4,240
Performance-based restricted stock units	626	—
Total	6,628	7,952

3.    REVENUE RECOGNITION

Premiums Earned

Premium revenue includes premium subsidies received from the federal government, policy premiums collected directly from members, and assumed policy premiums earned as part of the reinsurance arrangement under the Cigna+Oscar Small Group plan previously offered, net of risk adjustment transfers and ceded premiums from reinsurance contracts accounted for under reinsurance accounting (See “Note 10 - Reinsurance” for additional information on the Company’s reinsurance contracts).

The Company receives a fixed premium per member per month and recognizes premium revenue during the period in which it is obligated to provide services to its members. For direct policy premiums, revenue is recognized based on membership and eligibility criteria provided by the Centers for Medicare & Medicaid Services (“CMS”) and is subject to monthly retroactive adjustment. Premium revenue is recorded net of adjustment for premium expected to be returned to CMS as a result of expected member disenrollments. These adjustments typically result from non-payment of premiums or the removal of members by CMS in connection with program integrity requirements and fraud, waste and abuse laws and regulations.

	Three Months Ended March 31,
(in thousands)	2026	2025
Direct policy premiums	$6,030,275	$3,349,671
Risk adjustment transfers	(1,442,811)	(373,749)
Reinsurance premiums ceded	(5,618)	(2,542)
Assumed premiums (1)	(984)	22,441
Premium	$4,580,862	$2,995,821
(1) The Company did not renew the Cigna+Oscar Small Group arrangement with Cigna Health and Life Insurance Company after its initial term ended on December 31, 2024. Following termination, the Company has been providing transition and run-off services, and will continue to provide such services through December 31, 2026. The Company also continues to share in premiums and claims for plans sold or issued prior to December 15, 2024.

The direct policy premiums earned from CMS for the three months ended March 31, 2026 and March 31, 2025 of $5.5 billion, and $3.1 billion, respectively, are net of premium subsidies refunded or estimated premium subsidies expected to be refunded to CMS. The amount of premium subsidies expected to be refunded as of March 31, 2026 and December 31, 2025 of $665.4 million and $138.1 million, respectively, is included within Payables to CMS on the Condensed Consolidated Balance Sheets.

Other Revenues

Other revenues include revenue earned through our Marketplace Subsidiaries, fees for services performed via the +Oscar platform, revenue sharing from virtual credit card rebates, and sublease income. Other revenue is recognized in the period the contractual performance obligations are satisfied and measured in an amount that reflects the consideration the Company expects to be entitled to in exchange for performing the services. The timing of the Company's revenue recognition may differ from the timing of payment by customers. A receivable is recorded to Premiums and accounts receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, deferred revenue is recorded to Accounts payable and other liabilities when payment is received before the performance obligations are satisfied.

4.    INVESTMENTS

Net investment income was attributable to the following:

	Three Months Ended March 31,
(in thousands)	2026	2025
Fixed maturity securities	$27,450	$27,218
Cash equivalents	33,633	18,559
Other (1)	51	634
Investment income	61,134	46,411
Investment expense	(520)	(299)
Net investment income	$60,614	$46,112

(1) Represents the net interest earned on funds withheld.

As of March 31, 2026 and December 31, 2025, the Company recorded accrued investment income of $23.1 million and $20.2 million, respectively.

The following tables provide summaries of the Company's carrying amounts and fair values of available-for-sale securities by major security type as of March 31, 2026 and December 31, 2025:

	March 31, 2026
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury and agency securities	$2,090,884	$7,692	$(2,781)	$2,095,795
Corporate notes	483,431	721	(716)	483,436
Certificates of deposit	650,000	—	—	650,000
Asset-backed securities	28,209	70	—	28,279
Other (1)	3,909	—	—	3,909
Total	$3,256,433	$8,483	$(3,497)	$3,261,419
(1) Includes equity securities without a readily determinable market value.

	December 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury and agency securities	$2,076,112	$15,433	$(565)	$2,090,980
Corporate notes	557,413	3,051	(50)	560,414
Asset-backed securities	33,497	148	—	33,645
Other (1)	2,409	—	—	2,409
Total	$2,669,431	$18,632	$(615)	$2,687,448
(1) Includes equity securities without a readily determinable market value.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity securities in a gross unrealized loss position, by the length of time in which the securities have continuously been in that position, as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Less than 12 Months			12 Months or Longer
(in thousands, except no. of securities)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. treasury and agency securities	139	$824,969	$(2,568)	3	$29,976	$(214)
Corporate notes	131	215,882	(715)	—	—	—
Total	270	$1,040,851	$(3,283)	3	$29,976	$(214)

	December 31, 2025
	Less than 12 Months			12 Months or Longer
(in thousands, except no. of securities)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. treasury and agency securities	48	$265,431	$(445)	5	$40,784	$(120)
Corporate notes	59	82,246	(50)	—	—	—
Total	107	$347,677	$(495)	5	$40,784	$(120)

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

The amortized cost and fair value of the Company's fixed maturity securities as of March 31, 2026 and December 31, 2025 by contractual maturity are shown below. Actual maturities of these securities could differ from their contractual maturities because issuers may have the right to call or prepay obligations, with or without penalties.

	March 31, 2026		December 31, 2025
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,993,289	$1,994,644	$1,213,011	$1,216,461
Due after one year through five years	1,168,394	1,172,143	1,372,038	1,385,735
Due after five years through ten years	90,841	90,723	81,973	82,843
Total	$3,252,524	$3,257,510	$2,667,022	$2,685,039

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

The following tables summarize fair value measurements by level for assets and liabilities measured at fair value on a recurring basis:

	March 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$136,313	$1,793	$—	$138,106
Investments
U.S. treasury and agency securities	$—	$2,095,795	$—	$2,095,795
Corporate notes	—	483,436	—	483,436
Certificates of deposit	650,000	—	—	650,000
Asset-backed securities	—	28,279	—	28,279
Restricted investments
U.S. treasury securities	—	4,520	—	4,520
Total assets	$786,313	$2,613,823	$—	$3,400,136

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$49,552	$—	$—	$49,552
Investments
U.S. treasury and agency securities	$—	$2,090,980	$—	$2,090,980
Corporate notes	—	560,414	—	560,414
Asset-backed securities	—	33,645	—	33,645
Restricted investments
U.S. treasury securities	—	2,979	—	2,979
Total assets	$49,552	$2,688,018	$—	$2,737,570

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

(in thousands)	March 31, 2026	December 31, 2025
Restricted cash and cash equivalents	$24,111	$29,972
Restricted investments	4,520	2,979
Restricted deposits	$28,631	$32,951

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

The following table provides a rollforward of the Company’s beginning and ending benefits payable and claims adjustment expenses (“CAE”) payable balances for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(in thousands)	Benefits Payable	Unallocated Claims Adjustment Expense	Total	Benefits Payable	Unallocated Claims Adjustment Expense	Total
Benefits payable, beginning of the period	$1,455,385	$19,310	$1,474,695	$1,356,730	$18,241	$1,374,971
Less: Reinsurance recoverable	26,541		26,541	58,635	—	58,635
Benefits payable, beginning of the period, net	$1,428,844	$19,310	$1,448,154	$1,298,095	$18,241	$1,316,336
Claims incurred and CAE
Current year	$3,381,201	$18,317	$3,399,518	$2,377,506	$28,933	$2,406,439
Prior years	(151,344)		(151,344)	(117,855)	—	(117,855)
Total claims incurred and CAE, net	$3,229,857	$18,317	$3,248,174	$2,259,651	$28,933	$2,288,584
Claims paid and CAE
Current year	$2,257,289	$7,328	$2,264,617	$1,536,660	$17,753	$1,554,413
Prior years	715,766	7,720	723,486	588,857	9,969	598,826
Total claims and CAE paid, net	$2,973,055	$15,048	$2,988,103	$2,125,517	$27,722	$2,153,239

Benefits and CAE payable, end of period, net	$1,685,646	$22,579	$1,708,225	$1,432,229	$19,452	$1,451,681
Add: Reinsurance recoverable	48,405	—	48,405	33,349	—	33,349
Benefits and CAE payable, end of period	$1,734,051	$22,579	$1,756,630	$1,465,578	$19,452	$1,485,030

Amounts incurred related to prior periods vary from previously estimated liabilities as more claim information becomes available and claims are ultimately settled. The favorable prior period development recognized in the three months ended March 31, 2026 resulted primarily from lower than expected paid claims for 2025.

8.    RISK ADJUSTMENT

The risk adjustment programs in the markets the Company serves are administered federally by CMS and are designed to mitigate the potential impact of adverse selection and provide stability for health insurers. Under these programs, each plan is assigned a risk score based upon demographic information and current year claims information related to its members. Plans with lower than average risk scores generally pay into the pool (included within Payables to CMS on the Condensed Consolidated Balance Sheets), while plans with higher than average risk scores generally receive distributions (included within Receivables from CMS on the Condensed Consolidated Balance Sheets). The Company estimates its risk adjustment transfer receivable or payable for each state by comparing its estimated risk score to the state average risk score. The Company records a receivable or payable as an adjustment to its premium revenues to reflect the year-to-date impact of the risk adjustment based on its best estimate. The Company reevaluates its risk adjustment transfer estimates as new information and market data becomes available until final reporting is received from CMS in later periods, which may be up to twelve months in arrears.

The following table provides a rollforward of the Company’s beginning and ending risk adjustment receivable and payable balances for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(in thousands)	Risk Adjustment Receivable	Risk Adjustment Payable	Net Risk Adjustment Payable	Risk Adjustment Receivable	Risk Adjustment Payable	Net Risk Adjustment Payable
Beginning balance (1)	$56,066	$2,587,700	$2,531,634	$64,779	$1,558,341	$1,493,562
Change in accrual:
Current year	$16,112	$1,374,310	$1,358,198	$25,666	$306,870	$281,204
Prior years (2)	5,132	89,745	84,613	(3,319)	89,240	92,559
Change in accrual, net	$21,244	$1,464,055	$1,442,811	$22,347	$396,110	$373,763
Ending balance:
Current year	$16,112	$1,374,310	$1,358,198	$25,666	$306,870	$281,204
Prior years	61,198	2,677,445	2,616,247	61,460	1,647,581	1,586,121
Ending balance	$77,310	$4,051,755	$3,974,445	$87,126	$1,954,451	$1,867,325
(1)The table includes risk adjustment data validation (“RADV”) receivables and payables. The balance at the beginning of each year presented pertains to prior policy years.
(2)Includes immaterial payments for prior policy years.

The three months ended March 31, 2026, reflected lower claims per member with an assumption of higher offsetting risk adjustment payables, as compared to the three months ended March 31, 2025.

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

The 2031 Notes bear interest at a rate of 7.25% per annum, payable in cash, semi-annually in arrears on June 30 and December 31 of each year, commencing on June 30, 2022. The 2031 Notes will mature on December 31, 2031, subject to earlier repurchase, redemption, or conversion, as further discussed in “Note 9 - Debt,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The 2031 Notes are initially convertible into the Company's Class A common stock at a price of approximately $8.32 per share of Class A common stock (based on an initial conversion rate of 120.1721 per $1,000 principal amount), subject to customary adjustments upon the occurrence of certain events. The holders may elect to convert their 2031 Notes if certain conditions are met, as further discussed in “Note 9 - Debt,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, including upon the satisfaction of a Class A common stock sale price condition. During the quarterly period ended March 31, 2026, the Class A common stock sales price condition was satisfied because the last reported sales price per share of the Company’s common stock exceeded 130% of the conversion price of $8.32 per share for twenty (20) trading days of the thirty (30) consecutive trading days ending on the last trading day of the quarter. As a result, the holders may elect to convert their 2031 Notes during the second quarter of 2026.

As of March 31, 2026, $35 million aggregate principal amount of the 2031 Notes remained outstanding.

2030 Convertible Senior Notes

On September 18, 2025, the Company issued $410.0 million aggregate principal amount of convertible senior notes due 2030 (the “2030 Notes”). The 2030 Notes were issued pursuant to an indenture (the “2030 Indenture”), dated as of September 18, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee.

The 2030 Notes are the Company’s unsecured indebtedness which bear interest at a rate of 2.25% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2026. The 2030 Notes will mature on September 1, 2030, unless they are earlier repurchased, redeemed, or converted, as further discussed in “Note 9 - Debt,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

As discussed above under “–2031 Convertible Senior Notes”, the 2030 Notes were originally subordinated to the 2031 Notes. In connection with the Exchange Agreement and the related transactions, as of November 5, 2025, the 2030 Notes ceased to be subordinated to the 2031 Notes.

As of March 31, 2026, $410 million aggregate principal amount of the 2030 Notes remained outstanding.

The following is a summary of net carrying amounts and the estimated fair values of the Company’s convertible notes:

	2030 Notes		2031 Notes
(in thousands)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Principal amount	$410,000	$410,000	$35,000	$35,000
Unamortized debt discount and issuance costs	$12,640	$13,356	$1,484	$1,549
Net carrying amount	$397,360	$396,644	$33,516	$33,451
Estimated fair value	$366,335	$401,431	$57,839	$63,997
Leveling	Level 2	Level 2	Level 3	Level 3

The following table presents the interest expense over the term of the Company’s convertible notes:

	Three Months Ended March 31,
(in thousands)	2026	2025
Coupon interest expense	$2,940	$5,528
Amortization of debt discount and issuance costs	781	194
Interest expense	$3,721	$5,722

Capped Call Transactions

On September 15, 2025, in connection with the pricing of the offering of 2030 Notes, the Company entered into privately negotiated capped call transactions (the “Base Capped Call Transactions”) with certain of the 2030 Notes initial purchasers or their affiliates and certain other financial institutions (the “Option Counterparties”). In addition, on September 16, 2025, in connection with the initial purchasers’ exercise of their option to purchase additional 2030 Notes, the Company entered into additional capped call transactions (the “Additional Capped Call Transactions,” and, together with the Base Capped Call Transactions, (the “Capped Call Transactions”) with each of the Option Counterparties. The cost of the Capped Call Transactions was approximately $34.4 million. For more information, see “Note 9 - Debt,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

2026 Revolving Credit Facility

On February 6, 2026, Oscar Health, Inc. entered into a $475.0 million secured three-year revolving credit facility (the “Revolving Credit Facility”), pursuant to a Credit Agreement (the “2026 Credit Agreement”) by and among the Company, certain subsidiaries of the Company, as subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. The facility is set to expire on February 6, 2029, and includes the ability for the Company to increase commitments up to an additional $100.0 million, subject to customary closing conditions. Proceeds will be used for general corporate purposes. Borrowings will initially bear interest, at the Company’s option, at either the Term Secured Overnight Financing Rate (“SOFR”) plus 4.50% per annum or the Alternate Base Rate plus 3.50% per annum. Starting June 30, 2026, each of the commitment fee (initially 0.50% for available but undrawn amounts) and applicable interest rate margin will be adjusted based on the Company’s Total Net Leverage Ratio. The 2026 Credit Agreement contains customary conditions precedent, representations and warranties, affirmative and negative covenants, events of default and indemnities. In addition, the 2026 Revolving Credit Facility requires compliance with certain financial covenants. As of March 31, 2026, no borrowings were outstanding under the Revolving Credit Facility.

10.    REINSURANCE

The Company participates in quota share reinsurance to limit risk and capital requirements and XOL reinsurance to mitigate the exposure of high cost or catastrophic member risk. The quota share reinsurance arrangements are with more than one counterparty with multiple state-level treaties. The XOL reinsurance arrangements are with a private counterparty and federal and state-run programs. A summary of the Company's reinsurance agreements and related accounting treatment is included in “Note 11 - Reinsurance,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

As previously disclosed in “Note 1 - Organization,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the Company did not renew the Cigna+Oscar Small Group arrangement after the expiration of the initial term on December 31, 2024, and will continue to provide transition and run-off services through December 31, 2026, and share proportionally in all premiums and claims for any Cigna+Oscar Small Group plan sold or issued on or before December 15, 2024, in accordance with the terms of the arrangement.

Reinsurance Contracts Accounted for under Deposit Accounting

Reinsurance contracts that do not meet risk transfer requirements are accounted for under the deposit accounting method. Under deposit accounting, the contract is recorded as a financing transaction, with no impact to premium revenues or medical expenses. The premiums earned and claims incurred that would have otherwise been ceded under reinsurance accounting are recorded on a net basis on the Consolidated Balance Sheets as a deposit liability within Accounts payable and other liabilities. As of March 31, 2026 and December 31, 2025, a deposit liability balance of $154.2 million and $140.5 million, respectively, was recorded for the Company's quota share arrangements accounted for under deposit accounting. For the three months ended March 31, 2026 and March 31, 2025, the deposit accounting impact, net of ceding commission, of $21.9 million and $11.3 million, respectively, were recognized within Selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations.

For the three months ended March 31, 2026, and 2025, the Company ceded 47% and 50% of its premiums under reinsurance contracts accounted for under deposit accounting, respectively.

Reinsurance Contracts Accounted for under Reinsurance Accounting

The Company applies reinsurance accounting primarily to XOL treaties. The tables below present information for the Company's reinsurance arrangements accounted for under reinsurance accounting. Please see “Note 3 - Revenue Recognition” for total reinsurance premiums ceded and reinsurance premiums assumed, which are included as components of total Premium revenue in the Condensed Consolidated Statements of Operations.

The following table reconciles total Medical expenses to the amount presented in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
(in thousands)	2026	2025
Direct claims incurred	$3,293,837	$2,268,284
Ceded reinsurance claims	(62,684)	(31,012)
Assumed reinsurance claims	(1,296)	22,379
Medical expenses	$3,229,857	$2,259,651

The composition of the Reinsurance recoverable balance on the Consolidated Balance Sheets is as follows:

(in thousands)	March 31, 2026	December 31, 2025
Reinsurance premium and claim recoverables	$140,750	$98,014
Reinsurance ceding commissions	7,003	7,002
Experience refunds on reinsurance agreements	(5,266)	(5,266)
Reinsurance recoverable	$142,487	$99,750

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

11.    RELATED PARTY TRANSACTIONS

In February 2022, the Company issued the 2031 Notes to funds affiliated with or advised by Dragoneer Investment Group, LLC, Thrive Capital Management, LLC, LionTree Investment Management, LLC and Tenere Capital LLC (collectively, the “Purchasers”). See “Note 9 - Debt” for additional information. On November 3, 2025, the Company and Dragoneer entered into an Exchange Agreement (the “Exchange Agreement”), allowing Dragoneer to exchange up to $250.0 million of 2031 Notes for Class A common stock and up to $17.8 million in cash and/or stock. In November 2025, Dragoneer exchanged all $250.0 million of its 2031 Notes for approximately 30.1 million shares of Class A common stock and an inducement payment of approximately $17.8 million ($4.4 million in cash and $13.3 million settled through the issuance of approximately 0.7 million additional shares of Class A common stock). In connection with the Exchange Agreement and the related transactions, as of November 5, 2025, the debt covenants in the Investment Agreement were extinguished, and the 2030 Notes ceased to be subordinated to the 2031 Notes.

On April 3, 2026 (the “Purchase Date”), the Company entered into a Stock Purchase Agreement with Mark T. Bertolini, the Company’s Chief Executive Officer, pursuant to which the Company sold an aggregate of 1,000,000 shares of the Company’s Class A common stock (the “Shares”) to Mr. Bertolini for an aggregate purchase price of $11.9 million, at a price per share of $11.92, representing the per share closing price of the Company’s Class A common stock as reported by the NYSE on the trading date immediately preceding the Purchase Date. No underwriting discounts or commissions were paid in connection with the transaction. The Shares were offered and sold in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

12.    COMMITMENTS AND CONTINGENCIES

The Company’s current and past business practices are subject to reviews or other investigations by various state insurance and healthcare regulatory authorities and other state and federal regulatory authorities. These reviews focus on numerous facets of the Company’s business, including claims payment practices, statutory capital requirements, provider contracting, risk adjustment, competitive practices, commission payments, privacy issues, network adequacy, utilization management practices, pharmacy benefits, access to care, compliance with Health Insurance Marketplace or enhanced direct enrollment (“EDE”) agreements, and sales practices, among others. Some of these reviews have historically resulted in fines imposed on the Company and some have required changes to certain of the Company’s practices. The Company continues to be subject to these reviews, which could result in additional fines or other sanctions being imposed on the Company or additional changes to certain of its practices.

The Company is also currently involved in, and may in the future from time to time become involved in, legal proceedings and other claims in the ordinary course of its business, including class actions and suits brought by the Company’s members, providers, commercial counterparties, employees, and other parties relating to the Company’s business, including management and administration of health benefit plans and other services. Such matters can include claims relating to the performance of contractual and non-contractual obligations to providers, vendors, members, employer groups, and others, including, but not limited to, the alleged failure to properly pay in-network and out-of-network claims and challenges to the manner in which the Company processes claims, claims alleging that the Company has engaged in unfair business practices, disputes regarding the amounts owed under vendor contracts, various employment claims, disputes regarding reinsurance arrangements, disputes relating to intellectual property, privacy, the Telephone Consumer Protection Act and class action lawsuits, or other, claims alleging that the Company has engaged in unfair business practices.

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

The ACA originally established a cost-sharing reduction (“CSR”) program to make health insurance more affordable for eligible individuals by requiring insurers to reduce out-of-pocket costs while receiving CSR subsidies from CMS. In 2017, the Trump Administration issued an executive order that immediately ceased payments of ACA CSR subsidies to issuers. On June 27, 2017, impacted issuers seeking compensation for the halted CSR subsidy payments commenced a class action lawsuit against the federal government in the Court of Federal Claims, captioned Common Ground Healthcare Cooperative v. United States, Case No. 17-877. In 2024, an agreement in principle was reached between class counsel on behalf of impacted issuers and the federal government to retroactively compensate the class. The settlement agreement was fully executed by the class and the federal government on August 11, 2025. On November 6, 2025, the Court of Federal Claims granted final settlement approval and ordered the distribution of 95% of the settlement funds, with the remaining 5% held until the attorneys’ fees award is determined. The estimated net recovery recorded as of December 31, 2025 was approximately $48 million, which was subsequently received in April 2026.

13.    SEGMENT INFORMATION

The Company operates in and reports as a single reportable segment. The Company determined that the Chief Executive Officer is the chief operating decision maker (“CODM”) who regularly reviews financial information and other key performance indicators on a consolidated basis, for the purposes of allocating resources and evaluating financial performance. Factors used in determining the reportable segment include the nature of operating activities, the Company’s organizational and reporting structure, and the type of information presented to the Company’s CODM to allocate resources and evaluate financial performance. The accounting policies of the segment are the same as those described in “Note 2 - Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The CODM reviews Net income (loss) attributable to Oscar Health, Inc. and Earnings from operations presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. These metrics serve as benchmarks to evaluate the business, measure performance, identify trends, prepare financial projections, and make strategic decisions. The CODM does not evaluate performance or allocate resources based on segment assets data; therefore, total segment assets are not presented.

The following table presents the revenue, significant expenses, and net income (loss) for the Company’s segment. As the Company operates and reports as a single segment, its measure of segment net income (loss) is the same as Net income (loss) attributable to Oscar Health, Inc. on the Condensed Consolidated Statements of Operations.

	Three Months Ended March 31,
(in thousands)	2026	2025
Total revenue	$4,647,194	$3,046,263
Less:
Medical expenses	3,229,857	2,259,651
Selling, general, and administrative (“SG&A”) expenses:
Member acquisition and servicing costs (1)	349,646	235,351
Premium taxes, exchange fees, and other taxes and fees (2)	196,508	97,635
All other SG&A (3)	160,080	149,773
Total Selling, general, and administrative expenses	706,234	482,759
Depreciation and amortization	7,018	6,730
Earnings from operations	704,085	297,123
Interest expense	5,383	5,994
Other expenses (income)	(71)	2,918
Earnings before income taxes	698,773	288,211
Income tax expense	19,750	12,705
Net income attributable to noncontrolling interests	27	235
Net income attributable to Oscar Health, Inc.	$678,996	$275,271
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

Significant Customers

The Company generates the majority of its total revenue from health insurance policy premiums, which primarily come from subsidies received from CMS as part of the Advanced Premium Tax Credit program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2025 that was filed with the SEC on February 13, 2026. Unless the context otherwise requires, references in this MD&A to “we,” “us,” “our,” “Oscar,” “Oscar Health, Inc,” and the “Company” mean the business and operations of Oscar Health, Inc. and its consolidated subsidiaries.

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

Our technology drives better choice, deeper engagement, and connection to high-value clinical care, earning us the trust of approximately 3.2 million effectuated members (“members”) as of March 31, 2026, which represents an approximately 56% increase compared to March 31, 2025. Effectuated members are those who are actively enrolled in one of the Company’s plans and whose required premium payments have either been made or are within the payment grace period. Refer to “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments, Trends and Other Key Factors Impacting Performance-Members”, for further discussion regarding our members.

The Company also wholly owns three businesses operating in the individual market (collectively, the “Marketplace Subsidiaries”): Lucie, Inc. (formerly known as INSXCloud, Inc.), a technology enrollment platform for consumers, employers and brokers; Trove Group Inc. (formerly known as IHC Specialty Benefits, Inc.), an insurance agency that sells individual medical and supplemental health products, and HealthInsurance.org, LLC, a lead generation website providing educational content to help consumers navigate health insurance as well as the ACA and Medicare marketplaces.

We regularly review our total revenue, medical loss ratio (“MLR”), selling, general, and administrative expense ratio (“SG&A expense ratio”), earnings from operations, and net income attributable to Oscar Health, Inc. to evaluate our business, measure our performance, identify trends in our business, prepare financial projections, and make strategic decisions.

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

Earnings from Operations

Earnings from operations is the Company's total revenue less total operating expenses. We believe earnings from operations is an important metric for assessing operating performance.

Net Income Attributable to Oscar Health, Inc.

Net income attributable to Oscar Health, Inc. is net earnings allocated to the Company after net income attributable to noncontrolling interests. It is a key indicator of the Company’s profitability and operational efficiency, allowing management to evaluate performance and make informed decisions on strategic planning, cost management, and resource allocation.

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

The ACA

•The enhanced Advanced Premium Tax Credits (“eAPTCs”) that were previously in place since 2021 contributed to increases in the population of the health insurance marketplaces established by the ACA and operated by the federal government, as well as other marketplaces operated by individual states (collectively, “Health Insurance Marketplaces”), as well as increases in our membership. These eAPTCs expired at the end of 2025, which we believe caused coverage to become unaffordable for some individuals, reducing both the overall participation in the Health Insurance Marketplaces and the Company’s membership since the end of the 2026 open enrollment period (“OEP”).

•The Centers for Medicare & Medicaid Services (“CMS”) is increasingly focused on improving integrity in the Health Insurance Marketplaces’ eligibility and enrollment process, and we expect this focus to continue. During the second half of 2024, CMS enacted new measures to respond to increases in unauthorized changes in consumer enrollments by agents and brokers and to reduce consumer burdens related to unauthorized enrollments. While these measures are important to prevent unauthorized enrollments, they may also make it more difficult for individuals to complete valid enrollments in new plans, switch from one plan to another, or obtain Advanced Premium Tax Credits (“APTCs”). In addition, on June 25, 2025, CMS issued a rule that created stricter eligibility verification processes for APTCs, as well as other requirements related to ACA plan enrollment, including shorter OEPs and the suspension of certain special enrollment periods (“SEPs”), such rules, the “Program Integrity Rules”. Furthermore, on July 4, 2025, the President signed into law the One Big Beautiful Bill Act (the “OBBBA”) which, among other relevant matters, limits the eligibility of APTCs for certain populations, and requires additional verification procedures to confirm member eligibility for APTCs. On August 22, 2025, in connection with City of Columbus vs. Kennedy, in which the plaintiffs alleged certain provisions of the Program Integrity Rules are contrary to law, a federal district court in Maryland issued a nationwide stay on several provisions of the Program Integrity Rules pending a final ruling on the merits of the case. The litigation did not conclude before 2026 and the stayed provisions were not in effect during the 2026 OEP, and it is unclear at this time whether the stay will be lifted during 2026. Provisions of the Program Integrity Rules unaffected by the stay became effective on August 25, 2025. On February 11, 2026, the U.S. Department of Health and Human Services (“HHS”) published the proposed Notice of Benefit and Payment Parameters (“NBPP”) for policy year 2027. The NBPP, which has not been made final as of the date of this filing, reintroduces updated versions of certain of the stayed provisions of the Program Integrity Rules, to be effective beginning in policy year 2027. For example, CMS has reintroduced stricter income verification rules, requiring individuals to submit documents to verify their income when data sources indicate household income is below 100% of the Federal Poverty Line (“FPL”), and removing the option for Health Insurance Marketplaces to accept income attestations from individuals when I.R.S. tax data is unavailable for the household. Furthermore, beginning in policy year 2027 for Health Insurance Marketplaces operated by the federal government and 2028 for Health Insurance Marketplaces operated by individual states, the marketplaces will be required to deem a tax filer ineligible for APTCs if the tax filer received APTCs in a prior year but failed to file a federal income tax return to reconcile their eligibility for the APTCs. We expect these provisions, if enacted, to impact enrollment processes and APTC eligibility during the 2027, as well as future, OEPs.

•We expect that the expiration of the eAPTCs, and the implementation of the Program Integrity Rules and the OBBBA could continue to negatively impact the size of the Health Insurance Marketplaces and our membership in future years. Any resulting market contraction could negatively impact market morbidity. For more information, see Part I, Item 1, “Business–Government Regulation–Ongoing Requirements and Changes to the ACA”, and Part I, Item 1A. “Risk Factors-Most Material Risks to Us-Our success and ability to grow our business depend in part on retaining and expanding our member base. If we fail to add new members or retain current members, or manage our membership growth appropriately to meet our business objectives, our business, revenue, operating results, and financial condition could be harmed,” and “Risk Factors–Most Material Risks to Us–Failure to accurately estimate our incurred medical expenses or overall market morbidity, or effectively manage our medical costs or related administrative costs could negatively affect our financial position, results of operations, and cash flows” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Proposed Tariffs

The Trump administration has indicated that new tariffs may be imposed on a variety of products relevant to our business, including certain pharmaceutical products and ingredients and medical devices and supplies imported into the United States. For example, on April 2, 2026, the Trump administration issued a proclamation under Section 232 of the Trade Expansion Act imposing 100% tariffs on patented pharmaceuticals and associated pharmaceutical ingredients, imported into the United States, which take effect on July 31, 2026 unless manufacturers agree to specific government drug pricing deals or commit to shifting production and research and development of patented pharmaceuticals and pharmaceutical ingredients domestically. While this action may pressure drug manufacturers to reduce list prices, there could also be a corresponding, or even disproportionate, decrease in the pharmaceutical rebates that we negotiate and typically receive. Since the expectation of these rebates is factored into our premium pricing strategy, a reduction in rebates that outpaces any decline in underlying drug costs could exert financial pressure, potentially leading to an adverse impact on our earnings from operations and an increase in our MLR.

Beyond the direct drug pricing mechanism, the imposition of tariffs, coupled with the uncertainty surrounding their implementation and scope, could introduce volatility across our medical cost structure. Potential broad market impacts include, among other things, higher costs for medical providers and facilities, higher pharmaceutical prices, higher costs of medical devices, and supplies and shortages of certain medicines and medical supplies. Shortages in medicines and supplies may also impact the health of our members, which in turn may result in higher medical costs. The unprecedented nature of these types of tariffs, as well as uncertainty around their implementation, could impact our ability to accurately estimate and effectively manage the impact on our medical expenses, which in turn could adversely affect our results of operations and financial position.

For additional details, see Part I, Item 1A. “Risk Factors-Most Material Risks to Us-Failure to accurately estimate our incurred medical expenses or overall market morbidity, or effectively manage our medical costs or related administrative costs could negatively affect our financial position, results of operations, and cash flows” and “Risk Factors-Risks Related to the Regulatory Framework That Governs Us-Changes in laws, regulations or rules relating to taxes or tariffs could adversely affect us” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Members

Our membership is measured as of a particular point in time. Membership may vary throughout the year due to disenrollments, SEP, and other market dynamics that are in effect. Member disenrollments typically result from voluntary termination by members, non-payment of premiums beyond the member’s grace period, or removal by CMS for failure to meet program integrity requirements or in accordance with fraud, waste and abuse laws and regulations. In accordance with federal regulations, members receiving APTC subsidies are entitled to a 90-day grace period for the non-payment of premiums. For all other member enrollees, the grace period is typically 30 days, subject to specific state requirements. Market dynamics may include but are not limited to enhancements, extensions, reductions or eliminations of APTCs; other legislative or regulatory actions, such as recent Congressional and CMS initiatives to improve the integrity in the ACA eligibility and enrollment process and pre-enrollment verification procedures; Medicaid redeterminations; or other factors that may cause the overall market to grow or decline.

Risk Adjustment

The risk adjustment programs in the markets we serve are administered federally by CMS and are designed to mitigate the potential impact of adverse selection and provide stability for Health Insurance Entities. Under these programs, each plan is assigned a risk score based upon demographic information and current year claims information related to its members. The risk score is used to adjust plan revenue to reflect the relative risk of the plan's enrolled population. We reevaluate our risk adjustment transfer estimates as new information and market data becomes available, until we receive the final reporting from CMS in later periods, up to twelve months in arrears. The Company records a receivable or payable as an adjustment to its premium revenues to reflect the year-to-date impact of the risk adjustment based on its best estimate. For the three months ended March 31, 2026, risk adjustment transfer payables were approximately 24% of direct policy premium revenue, up 13% compared to the same period in 2025. The three months ended March 31, 2026, reflected lower claims per member with an assumption of higher offsetting risk adjustment payables, as compared to the three months ended March 31, 2025.

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

Seasonality

Our business is generally affected by the seasonal patterns of our member enrollment, medical expenses, and health plan mix shift and product design. SEP or other market dynamics that drive enrollment and/or mix changes throughout the year may impact the per member levels of premiums, claims, and/or risk adjustment transfers. Claims utilization and risk adjustment seasonality may be affected by new member enrollment levels and plan mix in 2026, as newer members tend to take time to engage with their benefits, and the shift to higher deductible plans could concentrate a higher portion of total costs to the second half of the year.

Reinsurance

We believe our reinsurance agreements help us achieve important goals for our business, including risk management and capital efficiency. Our reinsurance agreements are contracted under two different types of arrangements: quota share reinsurance contracts and excess of loss (“XOL”) reinsurance contracts. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses in exchange for a corresponding percentage of premiums. In XOL reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. Under XOL reinsurance, the premium payable to the reinsurer is negotiated by the parties based on losses on an individual member in a given calendar year and their assessment of the amount of risk being ceded to the reinsurer. In the case of federal and state-run reinsurance programs, no reinsurance premiums are paid. The reinsurance agreements do not relieve us of our primary medical claims incurred obligations. Refer to “Note 10 - Reinsurance” included elsewhere in this Quarterly Report on Form 10-Q for a description of the accounting methods used to record our quota share reinsurance arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. A summary of the Company's significant accounting policies is included in “Note 2 - Summary of Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2025. Certain of our accounting policies are considered critical, as these policies require significant, difficult, or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. As of March 31, 2026, there were no significant changes to our critical accounting estimates from what was reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

Components of Our Results of Operations

Premium

Premium revenue includes premium subsidies received from the federal government, policy premiums collected directly from our members, and assumed policy premiums earned as part of the reinsurance arrangement under the Cigna+Oscar Small Group plan previously offered, net of risk adjustment transfers and ceded premium from reinsurance contracts accounted for under reinsurance accounting.

The Company receives a fixed premium per member per month and recognizes premium revenue during the period in which it is obligated to provide services to its members. For direct policy premiums, revenue is recognized based on membership and eligibility criteria provided by CMS and is subject to monthly retroactive adjustment. Premium revenue is recorded net of adjustment for premium expected to be returned to CMS as a result of expected member disenrollments. These adjustments typically result from non-payment of premiums or the removal of members by CMS in connection with program integrity requirements and fraud, waste and abuse laws and regulations.

The Company did not renew the Cigna+Oscar Small Group arrangement after the expiration of the initial term on December 31, 2024.

Investment Income

Investment income includes investment income, interest earned, and gains (losses) on our investment portfolio.

Other Revenues

Other revenues include revenue earned through our Marketplace Subsidiaries, fees for services performed via the +Oscar platform, revenue sharing from virtual credit card rebates, and sublease income.

Medical

Medical expense consists of both paid and unpaid medical expenses incurred to provide medical services and products to our members. Medical claims include fee-for-service claims, pharmacy benefits, capitation payments to providers, disputed provider claims, and various other medical-related costs. Under fee-for-service claims arrangements with providers, we retain the financial responsibility for medical care provided and incur costs based on actual utilization of hospital and physician services. Medical claims are recognized in the period healthcare services are provided. Unpaid medical expenses include claims reported and in the process of being settled, but that have not yet been paid, as well as healthcare costs incurred but not yet reported to us, which are collectively referred to as benefits payable or claim reserves. The development of the claim reserve estimate is based on actuarial methodologies that consider underlying claim payment patterns, medical cost inflation, historical developments, such as claim inventory levels and claim receipt patterns, and other relevant factors. The methods for making such estimates and for establishing the resulting liability are continuously reviewed and any adjustments are reflected in the period determined. Medical expense also reflects the net impact of our ceded reinsurance claims from reinsurance contracts accounted for under reinsurance accounting.

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

Income Tax Expense (Benefit)

Income tax expense (benefit) consists of changes to our current and deferred federal and state tax assets and liabilities. Income taxes are recorded as deferred tax assets and deferred tax liabilities based on differences between the book and tax bases of assets and liabilities. Our deferred tax assets and liabilities are calculated by applying the current tax rates and laws to taxable years in which such differences are expected to reverse.

Net income (loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests represents the share of the Company’s earnings allocated to the Company’s joint venture partner.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025
Revenue
Premium	$4,580,862	$2,995,821
Investment income	60,614	46,112
Other revenues	5,718	4,330
Total revenue	4,647,194	3,046,263
Operating Expenses
Medical	3,229,857	2,259,651
Selling, general, and administrative	706,234	482,759
Depreciation and amortization	7,018	6,730
Total operating expenses	3,943,109	2,749,140
Earnings from operations	704,085	297,123
Interest expense	5,383	5,994
Other expenses (income)	(71)	2,918
Earnings before income taxes	698,773	288,211
Income tax expense	19,750	12,705
Net income	679,023	275,506
Less: Net income attributable to noncontrolling interests	27	235
Net income attributable to Oscar Health, Inc.	$678,996	$275,271

MLR	70.5%	75.4%
SG&A expense ratio	15.2%	15.8%

Premium

Premium revenue increased $1,585.0 million, or 53%, for the three months ended March 31, 2026, compared to the same period in 2025. This increase was driven by higher membership and premium rate increases, partially offset by an increase in the net risk adjustment transfer accrual. As of March 31, 2026, membership increased by 1.1 million, or 56% compared to March 31, 2025, primarily driven by above market growth during the 2026 OEP.

The following table summarizes the Company’s membership by offering:

	As of March 31,
Membership by Offering	2026	2025
Individual and Small Group (1)	3,174,489	2,021,484
Cigna+Oscar (2)	—	17,983
Total Members (3)	3,174,489	2,039,467
(1) 2025 membership includes small group members. The Company no longer offers small group plans effective December 15, 2024.
(2) Represents total membership for our former co-branded partnership with Cigna. We did not renew the Cigna+Oscar Small Group arrangement after its initial term ended on December 31, 2024.
(3) Represents effectuated members. Effectuated members are those who are actively enrolled in one of our plans and whose required premium payments have either been made or are within the payment grace period. A member covered under more than one of our health plans counts as a single member for the purposes of this metric.

Investment Income

Investment income increased $14.5 million, or 31%, for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to higher invested assets, offset by lower yield.

Medical Expenses and MLR

Medical expenses increased $970.2 million, or 43%, for the three months ended March 31, 2026, compared to the same period in 2025. This increase was primarily due to increased membership, partially offset by modestly lower medical cost trend. MLR decreased for the three months ended March 31, 2026, compared to the same period in 2025. The decrease was primarily due to our disciplined pricing strategy, claims and risk adjustment seasonality from metal and new member mix, and favorable prior period reserve development.

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025
Net claims before ceded quota share reinsurance (A)	$3,229,857	$2,259,651
Net premiums before ceded quota share reinsurance (B)	$4,580,862	$2,995,821
Medical Loss Ratio (A divided by B)	70.5%	75.4%

Selling, General, and Administrative Expenses and SG&A Expense Ratio

Selling, general, and administrative expenses increased $223.5 million, or 46%, for the three months ended March 31, 2026, compared to the same period in 2025. This increase was driven by higher membership year over year, resulting in higher volume-driven costs such as taxes and fees and broker commissions. The SG&A expense ratio decreased 60 basis points to 15.2% for the three months ended March 31, 2026, compared to 15.8% for the same period in 2025. The decrease was primarily due to greater fixed cost leverage and disciplined cost management, partially offset by the impact of higher risk adjustment as a percentage of premium.

Liquidity and Capital Resources

Overview

We maintain liquidity at two levels of our corporate structure, through our health insurance and Health Maintenance Organization subsidiaries (collectively, “Health Insurance Subsidiaries”) and through our parent company, Oscar Health, Inc. (on a standalone basis “Parent”), together with subsidiaries excluding our Health Insurance Subsidiaries. The majority of our assets consist of cash and cash equivalents and investments.

As of March 31, 2026 and December 31, 2025, total cash and cash equivalents and investments held by our Health Insurance Subsidiaries was $7.8 billion and $5.1 billion, respectively, of which $19.1 million and $18.3 million, respectively, was on deposit with regulators as required for statutory licensing purposes. These amounts are classified as restricted deposits on the balance sheets. As of March 31, 2026 and December 31, 2025, total cash and cash equivalents and investments held by our entities other than the Health Insurance Subsidiaries were $279.2 million and $414.2 million, respectively, of which $9.6 million and $14.7 million was restricted as of March 31, 2026 and December 31, 2025, respectively.

Our Health Insurance Subsidiaries’ states of domicile have statutory minimum capital requirements that are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The combined statutory capital and surplus of our Health Insurance Subsidiaries was estimated to be approximately $1.7 billion and $1.0 billion as of March 31, 2026 and December 31, 2025, respectively, which was in compliance with and in excess of the minimum capital requirements for each period. The Health Insurance Subsidiaries in aggregate exceeded the minimum statutory risk-based capital (“RBC”) requirement by $356 million as of December 31, 2025 and are estimated to have approximately $809 million of excess capital as of March 31, 2026. The Health Insurance Subsidiaries may be subject to additional capital and surplus requirements in the future, as a result of factors such as increasing membership and medical costs or changes in risk adjustment transfer estimates, which the Parent would be required to fund to the extent the applicable Health Insurance Subsidiary did not have excess capital to cover the requirement. In such circumstances we may need to incur additional indebtedness, sell capital stock, or access other sources of funding in order to fund such requirements. During periods of increased volatility, adverse securities and credit markets, including those due to rising interest rates, may exert downward pressure on the availability of liquidity and credit capacity for certain issuers, and any such funding may not be available on favorable terms, or at all.

As certain of our Health Insurance Subsidiaries have become profitable and to the extent their levels of statutory capital and surplus exceed applicable minimum regulatory requirements, we may make periodic requests for dividends and distributions from our subsidiaries to fund our operations or seek to enter into transactions or structures that enable us to efficiently deploy this excess capital, which may or may not require approval by our regulators. During the three months ended March 31, 2026, the Parent received approximately $300.0 million in capital distributions from the Health Insurance Subsidiaries. As noted below, these funds were subsequently used to fund a new insurance subsidiary, Oscar Health Maintenance Organization of Florida, Inc. During the three months ended March 31, 2025, the Health Insurance Subsidiaries did not make any loan repayments or capital distributions to the Parent.

During the three months ended March 31, 2026, Parent made $425.5 million of capital contributions to the Health Insurance Subsidiaries, including $300 million in funding for a new insurance subsidiary, Oscar Health Maintenance Organization of Florida, Inc. During the three months ended March 31, 2025, Parent made no capital contributions to the Health Insurance Subsidiaries. Our Health Insurance Subsidiaries also utilize quota share reinsurance arrangements to reduce our minimum capital and surplus requirements, which are designed to enable us to efficiently deploy capital to fund our growth. We estimate that had we not had any quota share reinsurance arrangements in place, the Health Insurance Subsidiaries would have been required to hold approximately $1,081.7 million and $683.1 million of additional capital as of March 31, 2026 and December 31, 2025, respectively, which the Parent would have been required to fund to the extent the applicable Health Insurance Subsidiary did not have excess capital to cover the requirement.

Short-Term Cash Requirements

The Company’s cash requirements within the next twelve months include benefits payable, risk adjustment transfer payables, current lease liabilities, interest payable on debt, other current liabilities, and other obligations. We expect the cash required to meet these obligations to be primarily funded by cash available for general corporate use, cash flows from current operations, and/or the realization of current assets, such as accounts receivable. Based on our current forecast, we believe the Company's cash, cash equivalents, and investments, not including restricted cash, will be sufficient to fund our operating requirements for at least the next twelve months.

Long-Term Cash Requirements

Our long-term cash requirements under our various contractual obligations and commitments include operating leases. We expect the cash required to meet our long-term obligations to be primarily generated through future cash flows from operations. See “Note 13 - Leases” in our Annual Report on Form 10-K for the year ended December 31, 2025 for further detail of our obligations and the timing of expected future payments.

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

The 2031 Notes bear interest at a rate of 7.25% per annum, payable in cash, semi-annually in arrears on June 30 and December 31 of each year, commencing on June 30, 2022. The 2031 Notes will mature on December 31, 2031, subject to earlier repurchase, redemption, or conversion, as further discussed in “Note 9 - Debt,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. As of March 31, 2026, $35 million aggregate principal amount of the 2031 Notes remained outstanding.

For more information on our 2031 Notes, including details relating to repurchase, redemption and conversions of the 2031 Notes, see “Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—2031 Convertible Senior Notes” and “Note 9 - Debt” to our Consolidated Financial Statements, each in our Annual Report on Form 10-K for the year ended December 31, 2025, and, “Note 9 – Debt” to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

2030 Convertible Senior Notes

On September 18, 2025, the Company issued $410.0 million aggregate principal amount of convertible senior notes due 2030 (the “2030 Notes”). The 2030 Notes were issued pursuant to an indenture (the “2030 Indenture”), dated as of September 18, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee.

The 2030 Notes will accrue interest at a rate of 2.25% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2026. The 2030 Notes will mature on September 1, 2030, unless they are earlier repurchased, redeemed, or converted, as further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

As discussed above under “–2031 Convertible Senior Notes”, the 2030 Notes were originally subordinated to the 2031 Notes. In connection with the Exchange Agreement and the related transactions, as of November 5, 2025, the 2030 Notes ceased to be subordinated to the 2031 Notes.

For more information on our 2030 Notes, including details relating to repurchase, redemption and conversions of the 2030 Notes, and the Capped Call Transactions, see “Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—2030 Convertible Senior Notes” and “Note 9 - Debt” to our Consolidated Financial Statements, each in our Annual Report on Form 10-K for the year ended December 31, 2025, and “Note 9 – Debt” to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

Revolving Credit Facility

On February 6, 2026, we entered into a $475.0 million secured three-year revolving credit facility (the “2026 Revolving Credit Facility”), pursuant to a Credit Agreement (the “2026 Credit Agreement”) by and among the Company, certain subsidiaries of the Company, as subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. For more information, see “Note 9 – Debt” to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Net investment income on a consolidated basis was $60.6 million and $46.1 million for the three months ended March 31, 2026 and 2025, respectively. Net investment income for our Health Insurance Subsidiaries was $57.2 million and $44.4 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

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

Our primary operating cash flow sources are premiums and investment income. Our primary operating cash flow uses are payments for claims, risk adjustment transfers, and operating expenses, including interest expense. For the three months ended March 31, 2026, net cash provided by operating activities was $2.6 billion as compared with $0.9 billion for the same period in 2025. The increase was primarily due to higher premiums received, partially offset by higher claim disbursements.

Cash flows from investing activities primarily include the purchase and disposition of financial instruments. For the three months ended March 31, 2026, net cash used in investing activities was $590.3 million as compared to net cash used in investing activities of $174.2 million for the same period in 2025. This increase was primarily driven by higher investment purchases.

Cash flows from financing activities may include proceeds from the issuance of debt securities, proceeds from stock option exercises, and tax payments related to the net settlement of share-based awards. For the three months ended March 31, 2026, net cash used in financing activities was $3.6 million as compared to net cash provided of $4.9 million for the same period in 2025. The change was primarily due to new debt issuance costs and lower proceeds from stock option exercises.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the fair value of our investment portfolio, which consists of U.S. Treasury and agency securities, corporate notes, asset-backed securities, and certificates of deposit. Our primary market risk exposure is driven by changes to prime rate based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. Assuming a hypothetical and immediate 1% increase in interest rates on March 31, 2026, the fair value of our investments would decrease by approximately $39 million. Any declines in interest rates over time would reduce our investment income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e)

and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

The risks that we believe are material to our investors are disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 3, 2026 (the “Purchase Date”), the Company entered into a Stock Purchase Agreement with Mark T. Bertolini, the Company’s Chief Executive Officer, pursuant to which the Company sold an aggregate of 1,000,000 shares of the Company’s Class A common stock (the “Shares”) to Mr. Bertolini for an aggregate purchase price of $11.9 million, at a price per share of $11.92, representing the per share closing price of the Company’s Class A common stock as reported by the NYSE on the trading date immediately preceding the Purchase Date. No underwriting discounts or commissions were paid in connection with the transaction. The Shares were offered and sold in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) On February 12, 2026, R. Scott Blackley, the Company’s Chief Financial Officer, entered into a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c). Mr. Blackley’s plan is for the sale of up to 210,000 shares of Class A common stock through June 26, 2027. The plan terminates on the earlier of the date all the shares under the plan are sold and June 26, 2027. No trades will commence under the plan until after the expiration of the applicable cooling off period on May 14, 2026.

On March 24, 2026, Mario Schlosser, the Company’s Co-Founder and Chief Technology Officer, entered into a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c). Mr. Schlosser’s plan is for the exercise of vested stock options and the associated sale of up to 660,000 shares of Class B common stock, and the additional sale of up to 415,000 shares of Class B common stock, through June 30, 2027. The plan terminates on the earlier of the date all the shares under the plan are sold and June 30, 2027. No trades will commence under the plan until after the expiration of the applicable cooling off period on June 23, 2026.

As previously disclosed, on November 10, 2025, Mark T. Bertolini, the Company’s Chief Executive Officer, in accordance with the Company’s standard practice for employees and executive officers, entered into the Company’s form of sell-to-cover instruction that is intended to satisfy the affirmative defense of Rule 10b5-1(c), providing for sales of a number of shares of Class A common stock as is necessary to cover tax withholding obligations incurred in connection with the vesting or settlement of restricted stock units held by Mr. Bertolini. On March 24, 2026, Mr. Bertolini amended and restated the existing instruction to exclude the settlement of certain shares of Class A common stock from the instruction. The amended and restated instruction will remain in effect so long as Mr. Bertolini is subject to such tax obligations, unless earlier terminated. The total number of shares of Class A common stock that may be sold pursuant to the amended and restated instruction is not determinable.

Item 6. Exhibits

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Oscar Health, Inc.	8-K	001-40154	3.1	3/8/2021
3.2	Amended and Restated Bylaws of Oscar Health, Inc.	8-K	001-40154	3.2	3/8/2021
4.1	Specimen Common Stock Certificate of Oscar Health, Inc.	S-1/A	333-252809	4.1	2/22/2021
10.1†	2026 Form of Performance Restricted Stock Unit Award Agreement under 2021 Incentive Award Plan					*
10.2†	Performance Restricted Stock Unit Award Agreement under 2021 Incentive Award Plan, by and between Oscar Health, Inc. and Mark T. Bertolini					*
10.3†	Restricted Stock Unit Award Agreement under 2021 Incentive Award Plan, by and between Oscar Health, Inc. and Mark T. Bertolini					*
10.4	Credit Agreement, dated as of February 6, 2026, by and among Oscar Health, Inc., as borrower, certain subsidiaries of the Company, as subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the several lenders party thereto	8-K	001-40154	10.1	2/10/2026
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.					*
32.1	Section 1350 Certification of Chief Executive Officer.					**
32.2	Section 1350 Certification of Chief Financial Officer.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within Exhibit 101)					*

*    Filed herewith.
**    Furnished herewith.
† Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSCAR HEALTH, INC.

Date: May 7, 2026	By:	/s/ Mark T. Bertolini
Mark T. Bertolini
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ R. Scott Blackley
R. Scott Blackley
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2026	By:	/s/ Victoria Baltrus
Victoria Baltrus
Chief Accounting Officer
(Principal Accounting Officer)