Form 10-Q
period 2026-06-30
Oscar Health, Inc.
filed 2026-08-07
CIK 1568651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of July 31, 2026 (in thousands)
Class A Common Stock, par value $0.00001 per share	273,469
Class B Common Stock, par value $0.00001 per share	35,176

Oscar Health, Inc.

This Quarterly Report on Form 10-Q for the period ended June 30, 2026 (“Quarterly Report on Form 10-Q”) contains the following defined terms, unless the context otherwise requires: (i) “Oscar,” “the Company,” “we,” “our,” “us” or like terms refer to Oscar Health, Inc. and its subsidiaries, (ii) “Thrive Capital” refers to Thrive Capital Management, LLC, a Delaware limited liability company, and the investment funds affiliated with or advised by Thrive Capital Management, LLC and (iii) “Thrive General Partners” refers to Thrive Partners II GP, LLC, Thrive Partners III GP, LLC, Thrive Partners V GP, LLC, Thrive Partners VI GP, LLC, Thrive Partners VII GP, LLC, and Thrive Partners VII Growth GP, LLC, each of which is a general partner of a Thrive Capital-affiliated fund.

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
•Evolving federal or state laws or regulations (including any changes in the interpretation or enforcement of existing laws and regulations), including changes with respect to the Patient Protection and Affordable Care Act (“ACA”) and any regulations enacted thereunder, the expiration of the enhanced Advanced Premium Tax Credits (“eAPTCs”), the implementation of new program integrity rules, including pursuant to the Notice of Benefit and Payment Parameters (“NBPP”) for policy year 2027, the potential funding of a cost-sharing reduction (“CSR”) program, or other government actions, such as the imposition of tariffs;
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
•Unfavorable or otherwise costly outcomes of lawsuits, audits, investigations, and other third party claims that may arise from the extensive laws and regulations to which we are subject, such as fraud, waste and abuse laws;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Revenue
Premium	$4,789,331	$2,803,444	$9,370,193	$5,799,265
Investment income	84,794	54,004	145,408	100,116
Other revenues	6,095	6,497	11,813	10,827
Total revenue	4,880,220	2,863,945	9,527,414	5,910,208
Operating Expenses
Medical	3,794,445	2,552,973	7,024,302	4,812,624
Selling, general, and administrative	691,080	534,485	1,397,314	1,017,244
Depreciation and amortization	6,060	6,970	13,078	13,700
Total operating expenses	4,491,585	3,094,428	8,434,694	5,843,568
Earnings (loss) from operations	388,635	(230,483)	1,092,720	66,640
Interest expense	4,709	5,847	10,092	11,841
Other expenses (income)	915	(2,794)	844	124
Earnings (loss) before income taxes	383,011	(233,536)	1,081,784	54,675
Income tax expense (benefit)	21,183	(5,045)	40,933	7,660
Net income (loss)	361,828	(228,491)	1,040,851	47,015
Less: Net income (loss) attributable to noncontrolling interests	20	(130)	47	105
Net income (loss) attributable to Oscar Health, Inc.	$361,808	$(228,361)	$1,040,804	$46,910

Earnings (loss) per Share
Basic	$1.20	$(0.89)	$3.47	$0.19
Diluted	$1.10	$(0.89)	$3.16	$0.17
Weighted Average Common Shares Outstanding
Basic	302,220	255,531	300,197	253,417
Diluted	333,432	255,531	331,292	270,244

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$361,828	$(228,491)	$1,040,851	$47,015
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(13,250)	4,119	(26,280)	15,547
Comprehensive income (loss)	348,578	(224,372)	1,014,571	62,562
Comprehensive income (loss) attributable to noncontrolling interests	20	(130)	47	105
Comprehensive income (loss) attributable to Oscar Health, Inc.	$348,558	$(224,242)	$1,014,524	$62,457

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except per share amounts)	June 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$4,075,612	$2,774,151
Short-term investments	4,479,906	1,216,461
Accounts receivable (net of allowance for credit losses of $55,298 and $7,226)	380,057	362,682
Reinsurance recoverable	196,544	99,750
Receivables from CMS	180,750	136,029
Other current assets	60,317	24,331
Total current assets	9,373,186	4,613,404
Long-term investments	1,600,770	1,470,987
Property, equipment, and capitalized software, net	101,494	88,350
Restricted deposits	29,178	32,951
Other assets	122,134	119,719
Total assets	$11,226,762	$6,325,411

Liabilities and Stockholders' Equity
Current Liabilities:
Payables to CMS	$6,095,289	$2,730,095
Benefits payable	1,898,435	1,455,385
Accounts payable and other liabilities	525,709	507,325
Unearned premiums	167,505	166,203
Reinsurance payable	2,564	3,579
Total current liabilities	8,689,502	4,862,587
Long-term debt	431,629	430,095
Other liabilities	50,466	51,994
Total liabilities	9,171,597	5,344,676
Commitments and contingencies (Note 12)
Stockholders' Equity
Class A common stock ($0.00001 par value; 825,000 thousand shares authorized, 273,410 thousand and 261,851 thousand shares outstanding as of June 30, 2026 and December 31, 2025, respectively)	3	3
Class B common stock ($0.00001 par value; 82,500 thousand shares authorized, 35,224 thousand and 35,838 thousand shares outstanding as of June 30, 2026 and December 31, 2025, respectively)	—	—
Treasury stock (315 thousand shares as of June 30, 2026 and December 31, 2025)	(2,923)	(2,923)
Additional paid-in capital	4,316,831	4,256,972
Accumulated deficit	(2,253,630)	(3,294,434)
Accumulated other comprehensive income (loss)	(8,250)	18,030
Total Oscar Health, Inc. stockholders' equity	2,052,031	977,648
Noncontrolling interests	3,134	3,087
Total stockholders' equity	2,055,165	980,735
Total liabilities and stockholders' equity	$11,226,762	$6,325,411

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Common stock, Class A shares
Balance, beginning of period	263,552	217,983	261,851	214,974
Issuance of common stock from equity incentive plans and stock purchase agreement	9,831	5,034	11,285	8,101
Conversion of Class B shares to Class A shares	1,027	—	1,274	—
Shares withheld for net settlement of share-based awards	(1,000)	(105)	(1,000)	(163)
Balance, end of period	273,410	222,912	273,410	222,912
Common stock, Class B shares
Balance, beginning of period	35,591	35,514	35,838	35,514
Issuance of common stock from equity incentive plans	660	—	660	—
Conversion of Class B shares to Class A shares	(1,027)	—	(1,274)	—
Balance, end of period	35,224	35,514	35,224	35,514
Common stock, Class A
Balance, beginning of period	$3	$2	$3	$2
Balance, end of period	3	2	3	2
Common stock, Class B
Balance, beginning of period	—	—	—	—
Balance, end of period	—	—	—	—
Treasury stock
Balance, beginning of period	(2,923)	(2,923)	(2,923)	(2,923)
Balance, end of period	(2,923)	(2,923)	(2,923)	(2,923)
Additional paid-in capital
Balance, beginning of period	4,277,292	3,902,373	4,256,972	3,869,617
Stock-based compensation expense	22,694	27,474	41,875	55,357
Issuance of common stock from equity incentive plans and stock purchase agreement	28,765	23,568	29,904	29,295
Net settlement for taxes related to share-based awards	(11,920)	(1,435)	(11,920)	(2,289)
Balance, end of period	4,316,831	3,951,980	4,316,831	3,951,980
Accumulated Deficit
Balance, beginning of period	(2,615,438)	(2,576,012)	(3,294,434)	(2,851,283)
Net income (loss) attributable to Oscar Health, Inc.	361,808	(228,361)	1,040,804	46,910
Balance, end of period	(2,253,630)	(2,804,373)	(2,253,630)	(2,804,373)
Accumulated other comprehensive income (loss)
Balance, beginning of period	5,000	9,601	18,030	(1,827)
Unrealized gains (loss) on investments, net	(13,250)	4,119	(26,280)	15,547
Balance, end of period	(8,250)	13,720	(8,250)	13,720
Noncontrolling interests
Balance, beginning of period	3,114	3,074	3,087	2,839
Comprehensive income (loss) attributable to noncontrolling interests	20	(130)	47	105
Balance, end of period	3,134	2,944	3,134	2,944
Total stockholders' equity	$2,055,165	$1,161,350	$2,055,165	$1,161,350

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash Flows from Operating Activities:
Net income	$1,040,851	$47,015
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Change in provision for credit losses	48,072	(23,950)
Stock-based compensation expense	36,623	49,084
Depreciation and amortization expense	13,049	13,700
Amortization of debt issuance costs	2,163	389
Net accretion of investments	(15,285)	(15,667)
Deferred taxes	(7,731)	—
Net realized gain on sale of financial instruments	(1,732)	(131)
Changes in assets and liabilities:
(Increase) / decrease in:
Reinsurance recoverable	(96,794)	98,839
Accounts receivable	(65,448)	(51,666)
Receivables from CMS	(44,721)	(95,982)
Other assets	(26,660)	(26,512)
Increase / (decrease) in:
Payables to CMS	3,365,194	1,127,430
Benefits payable	443,050	194,902
Accounts payable and other liabilities	20,408	103,024
Unearned premiums	1,302	(4,900)
Reinsurance payable	(1,016)	(27,966)
Net cash provided by operating activities	4,711,325	1,387,609
Cash Flows from Investing Activities:
Sale of investments	983,943	15,761
Maturity and paydowns of investments	553,943	267,419
Change in restricted deposits	606	526
Purchase of investments	(4,942,801)	(607,838)
Purchase of property, equipment, and capitalized software	(20,556)	(18,303)
Net cash used in investing activities	(3,424,865)	(342,435)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options and stock purchase agreement	29,904	29,295
Tax payments related to net settlement of share-based awards	(11,920)	(2,289)
Payments of debt issuance costs	(4,919)	—
Earn-out Liability Payout	(3,370)	—
Net cash provided by financing activities	9,695	27,006
Increase in cash, cash equivalents and restricted cash equivalents	1,296,155	1,072,180
Cash, cash equivalents, restricted cash and cash equivalents—beginning of period	2,804,123	1,551,118
Cash, cash equivalents, restricted cash and cash equivalents—end of period	4,100,278	2,623,298
Cash and cash equivalents	4,075,612	2,598,942
Restricted cash and cash equivalents included in restricted deposits	24,666	24,356
Total cash, cash equivalents and restricted cash and cash equivalents	$4,100,278	$2,623,298
Supplemental Disclosures:
Interest payments	$6,000	$11,360
Income tax payments	$1,107	$15,478

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

Oscar operates as one reportable segment to sell insurance to individuals, families, and employees through the federal and state-run healthcare exchanges formed in conjunction with the Patient Protection and Affordable Care Act (“ACA”). The Company also wholly owns three businesses operating in the individual market (collectively, the “Marketplace Subsidiaries”): Lucie, Inc. (formerly known as INSXCloud, Inc.), a technology enrollment platform for consumers, employers, and brokers, Trove Group Inc. (formerly known as IHC Specialty Benefits, Inc.), an insurance agency that sells individual medical and supplemental health products, and HealthInsurance.org, LLC, a lead generation website providing educational content to help consumers navigate health insurance as well as the ACA and Medicare marketplaces.

Oscar’s technology drives better choice, deeper engagement, and connection to high-value clinical care for the Company’s members. Oscar serves approximately 3.0 million effectuated members (“members”), as of June 30, 2026. Effectuated members are those who are actively enrolled in one of the Company’s plans and whose required premium payments have either been made or are within the payment grace period. For more information on the recognition of premium related to membership, see “Note 3 - Revenue Recognition”.

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission for interim financial information. As such, these financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying interim Condensed Consolidated Financial Statements include healthcare costs incurred but not yet reported (“IBNR”), and risk adjustment transfers. Estimates are based on past experience, evaluation of current trends, information from third-party professionals, and other considerations that are reasonable under the circumstances. Actual results may differ materially from these estimates.

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

Allowance for Credit Losses

The Company’s receivables are reported net of any allowance for credit losses. An allowance for credit losses is generally calculated based on historical collection experience, the counterparty's creditworthiness, and consideration of current and future economic events.

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

A receivable is recorded for commissions that are due to the Company from brokers related to actual or expected retroactive member disenrollments. The Company evaluated expected losses on broker commission chargeback receivables and recorded the resulting expected losses to the allowance for credit losses based on the counterparty’s financial health and creditworthiness, the Company’s historical collection experience, and consideration of current and future economic events over the life of the receivable. The Company writes off the receivable balance when it is determined to be uncollectible.

The Company has presented the rollforward related to its allowance for credit losses below:

	Six Months Ended June 30,
(in thousands)	2026	2025
Beginning balance	$7,226	$31,300
Plus, provision for credit losses	48,183	—
Less, writeoffs	—	(23,950)
Less, recoveries collected	(111)	(124)
Ending balance	$55,298	$7,226

Accounting Pronouncements - Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update No. 2024-03 (“ASU 2024-03”), Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosures in the Notes to Consolidated Financial Statements, disaggregating specific expense categories for relevant income statement captions and additional disclosures of the Company's total amount of selling expenses. This guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. While the standard will require additional disclosures related to the Company’s income statement, the standard is not expected to have any material impact on the Company’s consolidated operating results, financial condition, or cash flows. The Company is currently evaluating the impact of the adoption of this guidance on the related disclosures.

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

During periods of net income, diluted EPS is computed by adjusting Net income attributable to Oscar Health, Inc. for any interest charges, net of tax, related to the Company’s convertible notes, and, when applicable, for changes in the fair value of the bifurcated conversion option to the extent these instruments are dilutive. This adjusted net income is then divided by the sum of the basic weighted-average shares of common stock outstanding and any dilutive potential common stock outstanding during the period, using the treasury stock method and the if-converted method for convertible senior notes, as described in “Note 9 - Debt”. Potential common stock includes the effect of outstanding dilutive stock options, restricted stock units, and performance-based restricted stock units. The computations for basic and diluted EPS are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to Oscar Health, Inc. - basic	$361,808	$(228,361)	$1,040,804	$46,910
Effect of convertible senior notes	3,721	—	7,442	—
Net income (loss) available to Oscar Health, Inc. common shareholders - diluted	$365,529	$(228,361)	$1,048,246	$46,910

Denominator:
Weighted average shares of common stock outstanding - basic	302,220	255,531	300,197	253,417
Common stock equivalents	10,485	—	10,368	16,827
Effect of convertible senior notes	20,727	—	20,727	—
Weighted average shares of common stock outstanding - diluted	333,432	255,531	331,292	270,244

Earnings (loss) per Share
Basic	$1.20	$(0.89)	$3.47	$0.19
Diluted	$1.10	$(0.89)	$3.16	$0.17

The following potential common shares were excluded from the computation of diluted EPS because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Stock options to purchase common stock	371	15,323	638	2,952
Restricted stock units	277	10,770	409	4,239
Performance-based restricted stock units	—	7,453	4,984	—
Shares underlying convertible notes (Note 9)	—	36,652	—	36,652
Total	648	70,198	6,031	43,843

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Direct policy premiums	$5,666,469	$3,482,764	$11,696,744	$6,832,435
Risk adjustment transfers	(871,470)	(692,245)	(2,314,281)	(1,065,994)
Reinsurance premiums ceded	(4,989)	(2,690)	(10,607)	(5,232)
Assumed premiums (1)	(679)	15,615	(1,663)	38,056
Premium	$4,789,331	$2,803,444	$9,370,193	$5,799,265
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

The Company receives a fixed premium per member per month during the period in which it is obligated to provide services to its members based on eligibility criteria provided by the Centers for Medicare & Medicaid Services (“CMS”). Premium is subject to retroactive adjustment based on periodic reconciliation by CMS. Premium revenue reflects premium associated with effectuated members, net of adjustment for premium expected to be refunded to CMS. Premium is expected to be refunded to CMS when a member disenrollment is probable as a result of the non-payment of premium or when a member has been, or it is probable that a member will be, retroactively disenrolled in connection with CMS program integrity requirements and fraud, waste, and abuse laws and regulations.

For the three and six months ended June 30, 2026, premium subsidies earned from CMS represented 90% and 91% of direct policy premiums, respectively. For the three and six months ended June 30, 2025, premium subsidies earned from CMS represented 93% of direct policy premiums.

As of June 30, 2026 and December 31, 2025, amounts payable to CMS for premium subsidies collected and expected to be refunded to CMS were $1.1 billion and $138.1 million, respectively, and are included within Payables to CMS on the Condensed Consolidated Balance Sheets. For information regarding risk adjustment amounts payable to CMS, see “Note 8 – Risk Adjustment”.

Other Revenues

Other revenues primarily include revenue earned through the Company’s Marketplace Subsidiaries, revenue sharing from virtual credit card rebates, and sublease income. Other revenue is recognized in the period the contractual performance obligations are satisfied and measured in an amount that reflects the consideration the Company expects to be entitled to in exchange for performing the services. The timing of the Company's revenue recognition may differ from the timing of payment by customers. A receivable is recorded to Accounts receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, deferred revenue is recorded to Accounts payable and other liabilities when payment is received before the performance obligations are satisfied.

4.    INVESTMENTS

Net investment income was attributable to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Fixed maturity securities	$32,323	$30,250	$59,768	$57,350
Cash equivalents	51,040	23,653	84,673	42,212
Other (1)	46	397	97	1,031
Gross Investment income	83,409	54,300	144,538	100,593
Investment expenses	(342)	(309)	(862)	(608)
Net investment income (excluding net realized capital gains (losses)	83,067	53,991	143,676	99,985
Net realized capital gains	1,727	13	1,732	131
Net investment income	$84,794	$54,004	$145,408	$100,116
(1) Represents the net interest earned on funds withheld.

As of June 30, 2026 and December 31, 2025, the Company recorded accrued investment income of $46.6 million and $20.2 million, respectively.

The following tables provide summaries of the Company's carrying amounts and fair values of available-for-sale securities by major security type as of June 30, 2026 and December 31, 2025:

	June 30, 2026
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury and agency securities	$3,209,908	$1,465	$(8,343)	$3,203,030
Corporate notes	772,961	192	(1,854)	771,299
Certificates of deposit	1,965,000	—	—	1,965,000
Commercial paper	99,721	—	—	99,721
Asset-backed securities	38,715	39	(37)	38,717
Other (1)	2,909	—	—	2,909
Total	$6,089,214	$1,696	$(10,234)	$6,080,676
(1) Includes equity securities without a readily determinable market value.

	December 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury and agency securities	$2,076,112	$15,433	$(565)	$2,090,980
Corporate notes	557,413	3,051	(50)	560,414
Asset-backed securities	33,497	148	—	33,645
Other (1)	2,409	—	—	2,409
Total	$2,669,431	$18,632	$(615)	$2,687,448
(1) Includes equity securities without a readily determinable market value.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity securities in a gross unrealized loss position, by the length of time in which the securities have continuously been in that position, as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Less than 12 Months			12 Months or Longer
(in thousands, except no. of securities)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. treasury and agency securities	298	$2,659,228	$(8,033)	2	$19,821	$(310)
Corporate notes	289	634,759	(1,855)	—	—	—
Asset-backed securities	18	24,402	(36)	—	—	—
Total	605	$3,318,389	$(9,924)	2	$19,821	$(310)

	December 31, 2025
	Less than 12 Months			12 Months or Longer
(in thousands, except no. of securities)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. treasury and agency securities	48	$265,431	$(445)	5	$40,784	$(120)
Corporate notes	59	82,246	(50)	—	—	—
Total	107	$347,677	$(495)	5	$40,784	$(120)

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

The amortized cost and fair value of the Company's fixed maturity securities as of June 30, 2026 and December 31, 2025 by contractual maturity are shown below. Actual maturities of these securities could differ from their contractual maturities because issuers may have the right to call or prepay obligations, with or without penalties.

	June 30, 2026		December 31, 2025
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,481,630	$4,479,906	$1,213,011	$1,216,461
Due after one year through five years	1,534,582	1,528,255	1,372,038	1,385,735
Due after five years through ten years	70,093	69,606	81,973	82,843
Total	$6,086,305	$6,077,767	$2,667,022	$2,685,039

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

The following tables summarize fair value measurements by level for assets and liabilities measured at fair value on a recurring basis:

	June 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$81,098	$107,528	$—	$188,626
Investments
U.S. treasury and agency securities	$—	$3,203,030	$—	$3,203,030
Corporate notes	—	771,299	—	771,299
Certificates of deposit	—	1,965,000	—	1,965,000
Commercial paper	—	99,721	—	99,721
Asset-backed securities	—	38,717	—	38,717
Restricted investments
U.S. treasury securities	—	4,512	—	4,512
Total assets	$81,098	$6,189,807	$—	$6,270,905

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$49,552	$—	$—	$49,552
Investments
U.S. treasury and agency securities	$—	$2,090,980	$—	$2,090,980
Corporate notes	—	560,414	—	560,414
Asset-backed securities	—	33,645	—	33,645
Restricted investments
U.S. treasury securities	—	2,979	—	2,979
Total assets	$49,552	$2,688,018	$—	$2,737,570

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

(in thousands)	June 30, 2026	December 31, 2025
Restricted cash and cash equivalents	$24,666	$29,972
Restricted investments	4,512	2,979
Restricted deposits	$29,178	$32,951

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

The following table provides a rollforward of the Company’s beginning and ending benefits payable and claims adjustment expenses (“CAE”) payable balances for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(in thousands)	Benefits Payable	Unallocated Claims Adjustment Expense	Total	Benefits Payable	Unallocated Claims Adjustment Expense	Total
Benefits payable, beginning of the period	$1,455,385	$19,310	$1,474,695	$1,356,730	$18,241	$1,374,971
Less: Reinsurance recoverable	26,541	—	26,541	58,635	—	58,635
Benefits payable, beginning of the period, net	$1,428,844	$19,310	$1,448,154	$1,298,095	$18,241	$1,316,336
Claims incurred and CAE
Current year	$7,218,666	$47,395	$7,266,061	$4,976,210	$40,907	$5,017,117
Prior years	(194,364)	—	(194,364)	(163,586)	—	(163,586)
Total claims incurred and CAE, net	$7,024,302	$47,395	$7,071,697	$4,812,624	$40,907	$4,853,531
Claims paid and CAE
Current year	$5,804,333	$28,363	$5,832,696	$3,826,761	$25,697	$3,852,458
Prior years	812,431	13,610	826,041	751,873	12,907	764,780
Total claims and CAE paid, net	$6,616,764	$41,973	$6,658,737	$4,578,634	$38,604	$4,617,238

Benefits and CAE payable, end of period, net	$1,836,382	$24,732	$1,861,114	$1,532,085	$20,544	$1,552,629
Add: Reinsurance recoverable	62,053	—	62,053	19,547	—	19,547
Benefits and CAE payable, end of period	$1,898,435	$24,732	$1,923,167	$1,551,632	$20,544	$1,572,176

Amounts incurred related to prior periods vary from previously estimated liabilities as more claim information becomes available and claims are ultimately settled. The favorable prior period development recognized in the six months ended June 30, 2026 resulted primarily from lower than expected paid claims for 2025.

8.    RISK ADJUSTMENT

The risk adjustment programs in the markets the Company serves are administered federally by CMS and are designed to mitigate the potential impact of adverse selection and provide stability for health insurers. Under these programs, each plan is assigned a risk score based upon demographic information and current year claims information related to its members. Plans with lower than average risk scores generally pay into the pool (included within Payables to CMS on the Condensed Consolidated Balance Sheets), while plans with higher than average risk scores generally receive distributions (included within Receivables from CMS on the Condensed Consolidated Balance Sheets). The Company estimates its risk adjustment transfer receivable or payable for each state by comparing its estimated risk score to the state average risk score. Changes in the Company's membership throughout the year, including the impact of member disenrollments, may affect the Company's estimate of its risk adjustment transfer receivable or payable. The Company records a receivable or payable as an adjustment to its premium revenues to reflect the year-to-date impact of the risk adjustment based on its best estimate. The Company reevaluates its risk adjustment transfer estimates as new information and market data becomes available until final reporting is received from CMS in later periods, which may be up to twelve months in arrears.

The following table provides a rollforward of the Company’s beginning and ending risk adjustment receivable and payable balances for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(in thousands)	Risk Adjustment Receivable	Risk Adjustment Payable	Net Risk Adjustment Payable	Risk Adjustment Receivable	Risk Adjustment Payable	Net Risk Adjustment Payable
Beginning balance (1)	$56,066	$2,587,700	$2,531,634	$64,779	$1,558,341	$1,493,562
Change in accrual:
Current year	$27,970	$2,401,634	$2,373,664	$33,303	$1,021,779	$988,476
Prior years (2)	11,719	(47,432)	(59,151)	(10,465)	67,067	77,532
Change in accrual, net	$39,689	$2,354,202	$2,314,513	$22,838	$1,088,846	$1,066,008
Ending balance:
Current year	$27,970	$2,401,634	$2,373,664	$33,303	$1,021,779	$988,476
Prior years	67,785	2,540,268	2,472,483	54,314	1,625,408	1,571,094
Ending balance	$95,755	$4,941,902	$4,846,147	$87,617	$2,647,187	$2,559,570
(1)The table includes risk adjustment data validation (“RADV”) receivables and payables. The balance at the beginning of each year presented pertains to prior policy years.
(2)Includes immaterial payments for prior policy years.

The six months ended June 30, 2026, reflected higher net risk adjustment payables compared to the six months ended June 30, 2025, primarily due to higher membership, as well as higher net risk adjustment payables per member.

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

The 2031 Notes bear interest at a rate of 7.25% per annum, payable in cash, semi-annually in arrears on June 30 and December 31 of each year, beginning on June 30, 2022. The 2031 Notes will mature on December 31, 2031, unless they are earlier repurchased, redeemed, or converted, as further discussed in “Note 9 - Debt,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The 2031 Notes are initially convertible into the Company's Class A common stock at a price of approximately $8.32 per share of Class A common stock (based on an initial conversion rate of 120.1721 shares per $1,000 principal amount), subject to customary adjustments upon the occurrence of certain events. The holders may elect to convert their 2031 Notes if certain conditions are met, as further discussed in “Note 9 - Debt,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, including upon the satisfaction of a Class A common stock sale price condition. During the quarterly period ended June 30, 2026, the Class A common stock sales price condition was satisfied because the last reported sales price per share of the Company’s Class A common stock exceeded 130% of the conversion price of $8.32 per share for at least twenty (20) trading days of the thirty (30) consecutive trading days ending on the last trading day of the quarter. As a result, the holders may elect to convert their 2031 Notes during the third quarter of 2026.

As of June 30, 2026, $35 million aggregate principal amount of the 2031 Notes remained outstanding.

2030 Convertible Senior Notes

On September 18, 2025, the Company issued $410.0 million aggregate principal amount of convertible senior notes due 2030 (the “2030 Notes”). The 2030 Notes were issued pursuant to an indenture (the “2030 Indenture”), dated as of September 18, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee.

The 2030 Notes bear interest at a rate of 2.25% per annum, payable in cash, semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2026. The 2030 Notes will mature on September 1, 2030, unless they are earlier repurchased, redeemed, or converted, as further discussed in “Note 9 - Debt,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The 2030 Notes are initially convertible into the Company's Class A common stock at a price of approximately $24.82 per share of Class A common stock (based on an initial conversion rate of 40.2946 shares per $1,000 principal amount), subject to customary adjustments upon the occurrence of certain events. The holders may elect to convert their 2030 Notes if certain conditions are met, as further discussed in “Note 9 - Debt,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, including upon the satisfaction of a Class A common stock sale price condition. During the quarterly period ended June 30, 2026, the Class A common stock sales price condition was not satisfied because the last reported sales price per share of the Company’s Class A common stock did not exceed 130% of the conversion price of $24.82 per share for at least twenty (20) trading days of the thirty (30) consecutive trading days ending on the last trading day of the quarter. As a result, the holders may not elect to convert their 2030 Notes during the third quarter of 2026.

As discussed above under “2031 Convertible Senior Notes”, the 2030 Notes were originally subordinated to the 2031 Notes. In connection with the Exchange Agreement and the related transactions, as of November 5, 2025, the 2030 Notes ceased to be subordinated to the 2031 Notes.

As of June 30, 2026, $410 million aggregate principal amount of the 2030 Notes remained outstanding.

The following is a summary of net carrying amounts and the estimated fair values of the Company’s convertible notes:

	2030 Notes		2031 Notes
(in thousands)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Principal amount	$410,000	$410,000	$35,000	$35,000
Unamortized debt discount and issuance costs	$11,952	$13,356	$1,419	$1,549
Net carrying amount	$398,048	$396,644	$33,581	$33,451
Estimated fair value	$610,941	$401,431	$120,876	$63,997
Leveling	Level 2	Level 2	Level 3	Level 3

The following table presents the interest expense over the term of the Company’s convertible notes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Coupon interest expense	$2,941	$5,528	$5,881	$11,056
Amortization of debt discount and issuance costs	780	195	1,561	389
Interest expense	$3,721	$5,723	$7,442	$11,445

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

Revolving Credit Facility

On February 6, 2026, Oscar Health, Inc. entered into a $475.0 million secured three-year revolving credit facility (the “Revolving Credit Facility”), pursuant to a Credit Agreement (the “2026 Credit Agreement”) by and among the Company, certain subsidiaries of the Company, as subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. The facility is set to expire on February 6, 2029, and includes the ability for the Company to increase commitments up to an additional $100.0 million, subject to customary closing conditions. Proceeds will be used for general corporate purposes. Borrowings will initially bear interest, at the Company’s option, at either the Term Secured Overnight Financing Rate (“SOFR”) plus 4.50% per annum or the Alternate Base Rate plus 3.50% per annum. Starting June 30, 2026, each of the commitment fee (initially 0.50% for available but undrawn amounts) and applicable interest rate margin will be adjusted based on the Company’s Total Net Leverage Ratio. The 2026 Credit Agreement contains customary conditions precedent, representations and warranties, affirmative and negative covenants, events of default and indemnities. In addition, the Revolving Credit Facility requires compliance with certain financial covenants. As of June 30, 2026, no borrowings were outstanding under the Revolving Credit Facility.

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

Reinsurance Contracts Accounted for under Deposit Accounting

Reinsurance contracts that do not meet risk transfer requirements are accounted for under the deposit accounting method. Under deposit accounting, the contract is recorded as a financing transaction, with no impact to premium revenues or medical expenses. The premiums earned and claims incurred that would have otherwise been ceded under reinsurance accounting are recorded on a net basis on the Consolidated Balance Sheets as a deposit liability within Accounts payable and other liabilities. As of June 30, 2026 and December 31, 2025, a deposit liability balance of $83.6 million and $140.5 million, respectively, was recorded for the Company's quota share arrangements accounted for under deposit accounting. For the three and six months ended June 30, 2026, the deposit accounting impact, net of ceding commission, was $21.1 million and $43.0 million, respectively. For the three and six months ended June 30, 2025, the deposit accounting impact, net of ceding commission, was $11.5 million and $22.8 million, respectively. These amounts were recognized within Selling, general, and administrative expenses on the Condensed Consolidated Statements of Operations.

For the three and six months ended June 30, 2026 and 2025, the Company ceded approximately 49% of its premiums under reinsurance contracts accounted for under deposit accounting.

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

The following table reconciles total Medical expenses to the amount presented in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Direct claims incurred	$3,872,861	$2,562,117	$7,166,698	$4,830,401
Ceded reinsurance claims	(78,390)	(22,203)	(141,074)	(53,215)
Assumed reinsurance claims	(26)	13,059	(1,322)	35,438
Medical expenses	$3,794,445	$2,552,973	$7,024,302	$4,812,624

The composition of the Reinsurance recoverable balance on the Consolidated Balance Sheets is as follows:

(in thousands)	June 30, 2026	December 31, 2025
Reinsurance premium and claim recoverables	$194,808	$98,014
Reinsurance ceding commissions	7,002	7,002
Experience refunds on reinsurance agreements	(5,266)	(5,266)
Reinsurance recoverable	$196,544	$99,750

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

12.    COMMITMENTS AND CONTINGENCIES

The Company’s current and past business practices are subject to reviews or other investigations by various state insurance and healthcare regulatory authorities and other state and federal regulatory authorities. These reviews focus on numerous facets of the Company’s business, including claims payment practices, statutory capital requirements, provider contracting, risk adjustment, competitive practices, commission payments, privacy issues, fraud, waste and abuse laws, network adequacy, utilization management practices, pharmacy benefits, access to care, compliance with Health Insurance Marketplace or enhanced direct enrollment (“EDE”) agreements and sales practices, among others. Some of these reviews have historically resulted in fines imposed on the Company and some have required changes to certain of the Company’s practices. The Company continues to be subject to these reviews, which could result in additional fines or other sanctions being imposed on the Company or additional changes to certain of its practices.

The Company is also currently involved in, and may in the future from time to time become involved in, legal proceedings and other claims in the ordinary course of its business, including class actions and suits brought by the Company’s members, providers, commercial counterparties, employees, and other parties relating to the Company’s business, including management and administration of health benefit plans and other services. Such matters can include claims relating to the performance of contractual and non-contractual obligations to providers, vendors, members, employer groups, and others, including, but not limited to, the alleged failure to properly pay in-network and out-of-network claims and challenges to the manner in which the Company processes claims, claims alleging that the Company has engaged in unfair business practices, claims that the Company has violated laws or regulations, disputes regarding the amounts owed under vendor contracts, various employment claims, disputes regarding reinsurance arrangements, disputes relating to intellectual property, privacy, the Telephone Consumer Protection Act and class action lawsuits, or other claims alleging that the Company has engaged in unfair business practices.

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

13.    SEGMENT INFORMATION

The Company operates in and reports as a single reportable segment. The Company determined that the Chief Executive Officer is the chief operating decision maker (“CODM”) who regularly reviews financial information and other key performance indicators on a consolidated basis, for the purposes of allocating resources and evaluating financial performance. Factors used in determining the reportable segment include the nature of operating activities, the Company’s organizational and reporting structure, and the type of information presented to the Company’s CODM to allocate resources and evaluate financial performance. The accounting policies of the segment are the same as those described in “Note 2 - Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The CODM reviews Net income (loss) attributable to Oscar Health, Inc. and Earnings (loss) from operations presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. These metrics serve as benchmarks to evaluate the business, measure performance, identify trends, prepare financial projections, and make strategic decisions. The CODM does not evaluate performance or allocate resources based on assets data.

The following table presents the revenue, significant expenses, and net income (loss) for the Company’s segment. As the Company operates and reports as a single segment, its measure of segment net income (loss) is the same as Net income (loss) attributable to Oscar Health, Inc. on the Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Total revenue	$4,880,220	$2,863,945	$9,527,414	$5,910,208
Less:
Medical expenses	3,794,445	2,552,973	7,024,302	4,812,624
Selling, general, and administrative (“SG&A”) expenses:
Member acquisition and servicing costs (1)	326,396	261,045	676,042	496,396
Premium taxes, exchange fees, and other taxes and fees (2)	187,747	110,128	384,255	207,763
All other SG&A (3)	176,937	163,312	337,017	313,085
Total Selling, general, and administrative expenses	691,080	534,485	1,397,314	1,017,244
Depreciation and amortization	6,060	6,970	13,078	13,700
Earnings (loss) from operations	388,635	(230,483)	1,092,720	66,640
Interest expense	4,709	5,847	10,092	11,841
Other expenses (income)	915	(2,794)	844	124
Earnings (loss) before income taxes	383,011	(233,536)	1,081,784	54,675
Income tax expense (benefit)	21,183	(5,045)	40,933	7,660
Net income (loss) attributable to noncontrolling interests	20	(130)	47	105
Net income (loss) attributable to Oscar Health, Inc.	$361,808	$(228,361)	$1,040,804	$46,910
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

Our technology drives better choice, deeper engagement, and connection to high-value clinical care for our members. We serve approximately 3.0 million effectuated members (“members”) as of June 30, 2026, which represents an approximately 46% increase compared to June 30, 2025. Effectuated members are those who are actively enrolled in one of the Company’s plans and whose required premium payments have either been made or are within the payment grace period. Refer to “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments, Trends and Other Key Factors Impacting Performance-Members” and “Note 3 - Revenue Recognition” for further discussion.

The Company also wholly owns three businesses operating in the individual market (collectively, the “Marketplace Subsidiaries”): Lucie, Inc. (formerly known as INSXCloud, Inc.), a cloud-based enrollment platform for consumers, employers and brokers; Trove Group Inc. (formerly known as IHC Specialty Benefits, Inc.), an insurance agency that sells individual medical and supplemental health products, and HealthInsurance.org, LLC, a lead generation website providing educational content to help consumers navigate health insurance as well as the ACA, Medicare, and Medicaid marketplaces.

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

Earnings (Loss) from Operations

Earnings (loss) from operations is the Company's total revenue less total operating expenses. We believe earnings (loss) from operations is an important metric for assessing operating performance.

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

Recent Developments, Trends, and Other Key Factors Impacting Performance

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

The ACA

•The enhanced Advanced Premium Tax Credits (“eAPTCs”) that were in place from 2021 until the end of 2025 contributed to increases in the population of the health insurance marketplaces established by the ACA and operated by the federal government, as well as other marketplaces operated by individual states (collectively, “Health Insurance Marketplaces”) and, as a result, our membership. These eAPTCs expired at the end of 2025, which we believe caused coverage to become unaffordable for some individuals, reducing both the overall participation in the Health Insurance Marketplaces and the Company’s membership since the end of the 2026 open enrollment period (“OEP”).

•The current presidential administration and the Centers for Medicare & Medicaid Services (“CMS”) are increasingly focused on improving integrity in the Health Insurance Marketplaces’ eligibility and enrollment process, and we expect this focus to continue. For example, on July 4, 2025, the President signed into law the One Big Beautiful Bill Act (the “OBBBA”) which, among other things, requires additional verification procedures to confirm member eligibility for Advanced Premium Tax Credits (“APTCs”), and limits the eligibility of APTCs for certain populations. Similarly, on June 25, 2025, CMS issued the “Program Integrity Rules”, which created stricter eligibility verification requirements for APTCs and processes related to ACA plan enrollment, such as shorter OEPs and the suspension of certain special enrollment periods (“SEPs”). Certain provisions of the Program Integrity Rules were challenged by plaintiffs in the federal district court in Maryland in City of Columbus vs. Kennedy (“Columbus I”). On August 22, 2025, the court issued a nationwide stay on several of the challenged provisions, and these provisions were not in effect during the 2026 OEP. On June 12, 2026, the court issued a final ruling nullifying the stayed provisions as well as certain other provisions of the Program Integrity Rules. Provisions of the Program Integrity Rules unaffected by the stay and nullification became effective on August 25, 2025.

•The nullification of certain provisions of the Program Integrity Rules (subject to any appeal, further rulemaking, or additional guidance from CMS or applicable Health Insurance Marketplaces) will result in certain of the pre-Program Integrity Rules remaining in place for plan year 2027. As a result, the OEP for 2027 will effectively revert back to the historical period of November 1st to January 15th. In addition, certain of the nullified provisions were reintroduced in the Notice of Benefit and Payment Parameters (“NBPP”) for plan year 2027, and are again being challenged by plaintiffs in a new lawsuit (“Columbus II”, discussed below).

•On May 15, 2026, the U.S. Department of Health and Human Services (“HHS”) finalized the NBPP for plan year 2027 (the “2027 NBPP”). The 2027 NBPP reintroduces updated versions of certain of the provisions of the Program Integrity Rules that were nullified in Columbus I. For example, the 2027 NBPP includes stricter income verification rules requiring individuals to submit documents to verify their income when data sources indicate household income is below 100% of the Federal Poverty Line (“FPL”) and removes the option for Health Insurance Marketplaces to accept income attestations from individuals when I.R.S. tax data is unavailable for the household (“Income Verification Rules”). Reintroduced provisions also require Health Insurance Marketplaces to deem a tax filer ineligible for APTCs if the tax filer received APTCs in a prior year but failed to file a federal income tax return to reconcile their eligibility for such APTCs (“1-year FTR Rule”). On June 3, 2026, plaintiffs challenged these, as well as other, provisions of the 2027 NBPP in City of Columbus vs. Kennedy (i.e., “Columbus II”). On July 16, 2026, the court issued a nationwide stay on several provisions of the 2027 NBPP, including the Income Verification Rules and the 1-year FTR Rule (collectively the “Stayed Provisions”), pending a final ruling on the merits of the case. Provisions of the 2027 NBPP unaffected by the stay became effective on July 20, 2026. As a result of the stay, many of the pre-Program Integrity Rules will remain in place for 2027 OEP, unless there is further court action to lift the stay. If the Stayed Provisions are implemented, we expect these provisions to impact APTC eligibility and ACA enrollment processes beginning with the 2027 OEP.

•In connection with CMS’ ongoing focus on the integrity of the Health Insurance Marketplaces, CMS conducts periodic inquiries to verify member eligibility and ensure compliance with applicable program integrity and fraud, waste, and abuse laws and regulations. These inquiries may result in the removal of members by CMS. The Company’s estimate of premium associated with these inquiries and expected to be refunded to CMS is included in Payables to CMS on the Condensed Consolidated Balance Sheets, as further described in “Note 3 - Revenue Recognition”.

•We believe that the expiration of the eAPTCs, and the implementation of any program integrity requirements (such as the Program Integrity Rules, the 2027 NBPP, and the OBBBA) and any related regulatory inquiries could continue to negatively impact the size of the Health Insurance Marketplaces and our membership in future years. Any resulting market contraction could negatively impact market morbidity. For more information, see Part I, Item 1, “Business– Government Regulation–Ongoing Requirements and Changes to the ACA”, and Part I, Item 1A. “Risk Factors-Most Material Risks to Us-Our success and ability to grow our business depend in part on retaining and expanding our member base. If we fail to add new members or retain current members, or manage our membership growth appropriately to meet our business objectives, our business, revenue, operating results, and financial condition could be harmed,” and “Risk Factors–Most Material Risks to Us–Failure to accurately estimate our incurred medical expenses or overall market morbidity, or effectively manage our medical costs or related administrative costs could negatively affect our financial position, results of operations, and cash flows” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Tariffs

The Trump administration has indicated that new tariffs may be imposed on a variety of products relevant to our business, including certain pharmaceutical products and ingredients and medical devices and supplies imported into the United States. For example, on April 2, 2026, the Trump administration issued a proclamation under Section 232 of the Trade Expansion Act imposing 100% tariffs on patented pharmaceuticals and associated pharmaceutical ingredients, imported into the United States, which took effect on July 31, 2026 for certain enumerated companies, and take effect on September 29, 2026 for all other companies, unless manufacturers agree to specific government drug pricing deals or commit to shifting production and research and development of patented pharmaceuticals and pharmaceutical ingredients domestically. While this action may pressure drug manufacturers to reduce list prices, there could also be a corresponding, or even disproportionate, decrease in the pharmaceutical rebates that we negotiate and typically receive. Since the expectation of these rebates is factored into our premium pricing strategy, a reduction in rebates that outpaces any decline in underlying drug costs could exert financial pressure, potentially leading to an adverse impact on our earnings from operations and an increase in our MLR.

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

Members

Our membership is measured as of a particular point in time. Membership may vary throughout the year due to disenrollments, SEP, and other market dynamics that are in effect. Member disenrollments typically result from voluntary termination by members, non-payment of premiums beyond the member’s grace period, or removal by CMS for failure to meet program integrity requirements or in accordance with fraud, waste, and abuse laws and regulations. In accordance with federal regulations, members receiving APTC subsidies are entitled to a 90-day grace period for the non-payment of premiums. For all other member enrollees, the grace period is typically 30 days, subject to specific state requirements. Market dynamics may include but are not limited to enhancements, extensions, reductions or eliminations of APTCs; other legislative or regulatory actions, such as recent Congressional and CMS initiatives to improve the integrity in the ACA eligibility and enrollment process and pre-enrollment verification procedures; Medicaid redeterminations; or other factors that may cause the overall market to grow or decline. As of July 1, 2026, there were approximately 250 thousand to 300 thousand members who we expect will be retroactively disenrolled in connection with CMS program integrity requirements or fraud, waste and abuse laws and regulations. For more information on the recognition of premium related to membership, see “Note 3 - Revenue Recognition”.

Risk Adjustment

The risk adjustment programs in the markets we serve are administered federally by CMS and are designed to mitigate the potential impact of adverse selection and provide stability for Health Insurance Entities. Under these programs, each plan is assigned a risk score based upon demographic information and current year claims information related to its members. The risk score is used to adjust plan revenue to reflect the relative risk of the plan's enrolled population. Changes in the Company's membership throughout the year, including the impact of member disenrollments, may affect the Company's estimate of its risk adjustment transfer receivable or payable. We reevaluate our risk adjustment transfer estimates as new information and market data becomes available, until we receive the final reporting from CMS in later periods, up to twelve months in arrears. The Company records a receivable or payable as an adjustment to its premium revenues to reflect the year-to-date impact of the risk adjustment based on its best estimate. For the six months ended June 30, 2026, risk adjustment transfer payables were approximately 20% of direct policy premium revenue, up 4% compared to the same period in 2025.

Our risk transfer estimates are subject to a high degree of estimation and variability, and are affected by the relative risk of our members, and in the case of the ACA, that of other insurers. The data we rely upon to calculate these estimates includes data received from independent third parties. In addition, the data may be incomplete, can vary considerably from period to period, requires considerable judgment in interpretation, lacks context, and provides limited insight. Moreover, our risk transfer estimates are subject to change due to factors outside of our control, such as changes in legislation, regulations, regulatory inquiries and enforcement, enrollment in government health plans, inflation, market size, market morbidity, the actions of our competitors, and other uncertainties. There is a higher degree of uncertainty associated with estimates of risk adjustment transfers earlier in the policy year or, in the case of SEP driven enrollment, throughout the policy year, resulting from the fact that risk scores are based on lagged claim data. There is additional uncertainty for both markets and blocks of business that experience outsized growth, compounded by the lack of credible experience data on the newly enrolling population, including SEP driven enrollees and new members moving from one government program to another. Furthermore, there is also uncertainty associated with changes in other carriers’ operations, which may impact the ultimate degree of market-level risk. Actual risk adjustment calculations and transfers have in the past materially differed, and could materially differ in the future, from our assumptions.

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

Reinsurance

We believe our reinsurance agreements help us achieve important goals for our business, including risk management and capital efficiency. Our reinsurance agreements are contracted under two different types of arrangements: quota share reinsurance contracts and excess of loss (“XOL”) reinsurance contracts. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses in exchange for a corresponding percentage of premiums. In XOL reinsurance, the reinsurer agrees to assume all or a portion of the ceding company’s losses in excess of a specified amount. Under XOL reinsurance, the premium payable to the reinsurer is negotiated by the parties based on losses on an individual member in a given calendar year and their assessment of the amount of risk being ceded to the reinsurer. In the case of federal and state-run reinsurance programs, no reinsurance premiums are paid. The reinsurance agreements do not relieve us of our primary medical claims incurred obligations. Refer to “Note 10 - Reinsurance” included elsewhere in this Quarterly Report on Form 10-Q for a description of the accounting methods used to record the Company’s reinsurance arrangements.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. A summary of the Company's significant accounting policies is included in “Note 2 - Summary of Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2025. Certain of our accounting policies are considered critical, as these policies require significant, difficult, or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. As of June 30, 2026, there were no significant changes to our critical accounting estimates from what was reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The Company receives a fixed premium per member per month during the period in which it is obligated to provide services to its members based on eligibility criteria provided by CMS. Premium is subject to retroactive adjustment based on periodic reconciliation by CMS. Premium revenue reflects premium associated with effectuated members, net of adjustment for premium expected to be refunded to CMS. Premium is expected to be refunded to CMS when a member disenrollment is probable as a result of the non-payment of premium or when a member has been, or it is probable that a member will be, retroactively disenrolled in connection with CMS program integrity requirements and fraud, waste, and abuse laws and regulations.

The Company did not renew the Cigna+Oscar Small Group arrangement after the expiration of the initial term on December 31, 2024.

Investment Income

Investment income includes investment income, interest earned, and gains (losses) on our investment portfolio.

Other Revenues

Other revenues primarily include revenue earned through the Company’s Marketplace Subsidiaries, revenue sharing from virtual credit card rebates, and sublease income.

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

Other Expenses (Income)

Other expenses (income) consists primarily of miscellaneous expenses or income that are not core to our operations, including a profit sharing arrangement with a co-branded health plan and changes in the fair value of financial instruments.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	2026	2025
Revenue
Premium	$4,789,331	$2,803,444	$9,370,193	$5,799,265
Investment income	84,794	54,004	145,408	100,116
Other revenues	6,095	6,497	11,813	10,827
Total revenue	4,880,220	2,863,945	9,527,414	5,910,208
Operating Expenses
Medical	3,794,445	2,552,973	7,024,302	4,812,624
Selling, general, and administrative	691,080	534,485	1,397,314	1,017,244
Depreciation and amortization	6,060	6,970	13,078	13,700
Total operating expenses	4,491,585	3,094,428	8,434,694	5,843,568
Earnings (loss) from operations	388,635	(230,483)	1,092,720	66,640
Interest expense	4,709	5,847	10,092	11,841
Other expenses (income)	915	(2,794)	844	124
Earnings (loss) before income taxes	383,011	(233,536)	1,081,784	54,675
Income tax expense (benefit)	21,183	(5,045)	40,933	7,660
Net income (loss)	361,828	(228,491)	1,040,851	47,015
Less: Net income (loss) attributable to noncontrolling interests	20	(130)	47	105
Net income (loss) attributable to Oscar Health, Inc.	$361,808	$(228,361)	$1,040,804	$46,910

MLR	79.2%	91.1%	75.0%	83.0%
SG&A expense ratio	14.2%	18.7%	14.7%	17.2%

Premium

Premium revenue increased $2.0 billion or 71% for the three months ended June 30, 2026, compared to the same period in 2025, and increased $3.6 billion, or 62%, for the six months ended June 30, 2026, compared to the same period in 2025. This increase was driven by higher membership and rate increases, partially offset by an increase in the net risk adjustment transfer accrual. As of June 30, 2026, effectuated membership increased by 0.9 million, or 46% compared to June 30, 2025, driven by above market growth during the 2026 OEP and strong retention.

The following table summarizes the Company’s membership by offering:

	As of June 30,
Effectuated Membership by Offering	2026	2025
Individual and Small Group (1)	2,963,002	2,017,058
Cigna+Oscar (2)	—	10,090
Total Members (3)	2,963,002	2,027,148
(1) Membership includes members enrolled through an Individual Coverage Health Reimbursement Arrangement (“ICHRA”). 2025 membership includes small group members. The Company no longer offers small group plans effective December 15, 2024.

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

As of July 1, 2026, there were approximately 250 thousand to 300 thousand members who we expect will be retroactively disenrolled in connection with CMS program integrity requirements or fraud, waste and abuse laws and regulations. For more information on the recognition of premium related to membership, see “Note 3 - Revenue Recognition”.

Investment Income

Investment income increased $30.8 million or 57% for the three months ended June 30, 2026, compared to the same period in 2025, and increased $45.3 million, or 45%, for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to higher invested assets, partially offset by lower yield.

Medical Expenses and MLR

Medical expenses increased $1.2 billion or 49% for the three months ended June 30, 2026, compared to the same period in 2025, and increased $2.2 billion, or 46%, for the six months ended June 30, 2026, compared to the same period in 2025. This increase was primarily due to increased membership, as well as medical cost trend. MLR decreased for the three months ended June 30, 2026, compared to the same period in 2025, which included the full first half impact of 2025 risk adjustment true-up driven by higher average market morbidity. The decrease was primarily driven by our disciplined pricing strategy and favorable prior period reserve development. MLR decreased for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to our disciplined pricing strategy.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	2026	2025
Net claims before ceded quota share reinsurance (A)	$3,794,445	$2,552,973	$7,024,302	$4,812,624
Net premiums before ceded quota share reinsurance (B)	$4,789,331	$2,803,444	$9,370,193	$5,799,265
Medical Loss Ratio (A divided by B)	79.2%	91.1%	75.0%	83.0%

Selling, General, and Administrative Expenses and SG&A Expense Ratio

Selling, general, and administrative expenses increased $156.6 million or 29% for the three months ended June 30, 2026, compared to the same period in 2025, and increased $380.1 million, or 37%, for the six months ended June 30, 2026, compared to the same period in 2025. This increase was driven by higher membership year over year, resulting in higher volume-driven costs such as taxes and fees and broker commissions. The SG&A expense ratio decreased 450 basis points to 14.2% for the three months ended June 30, 2026 compared to 18.7% for the same period in 2025, primarily due to disciplined expense management and greater fixed cost leverage, as well as the impact of lower risk adjustment as a percentage of premium. The SG&A expense ratio decreased 250 basis points to 14.7% for the six months ended June 30, 2026, compared to 17.2% for the same period in 2025 primarily due to greater fixed cost leverage and disciplined expense management.

Liquidity and Capital Resources

Overview

We maintain liquidity at two levels of our corporate structure, through our health insurance and Health Maintenance Organization subsidiaries (collectively, “Health Insurance Subsidiaries”) and through our parent company, Oscar Health, Inc. (on a standalone basis “Parent”), together with subsidiaries other than our Health Insurance Subsidiaries. The majority of our assets consist of cash and cash equivalents and investments.

As of June 30, 2026 and December 31, 2025, total cash and cash equivalents and investments held by our Health Insurance Subsidiaries was $9.7 billion and $5.1 billion, respectively, of which $19.6 million and $18.3 million, respectively, was on deposit with regulators as required for statutory licensing purposes. These amounts are classified as restricted deposits on the balance sheets. As of June 30, 2026 and December 31, 2025, total cash and cash equivalents and investments held by our Parent and subsidiaries other than our Health Insurance Subsidiaries were $462.3 million and $414.2 million, respectively, of which $9.6 million and $14.7 million was restricted as of June 30, 2026 and December 31, 2025, respectively.

Our Health Insurance Subsidiaries’ states of domicile have statutory minimum capital requirements that are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The combined statutory capital and surplus of our Health Insurance Subsidiaries was estimated to be approximately $1.9 billion and $1.0 billion as of June 30, 2026 and December 31, 2025, respectively, which was in compliance with and in excess of the minimum capital requirements for each period. The Health Insurance Subsidiaries in aggregate exceeded the minimum statutory risk-based capital (“RBC”) requirement by $356 million as of December 31, 2025 and are estimated to have approximately $994 million of excess capital as of June 30, 2026. The Health Insurance Subsidiaries may be subject to additional capital and surplus requirements in the future, as a result of factors such as increasing membership and medical costs or changes in risk adjustment transfer estimates, which the Parent would be required to fund to the extent the applicable Health Insurance Subsidiary did not have excess capital to cover the requirement. In such circumstances, we may need to incur additional indebtedness, sell capital stock, or access other sources of funding in order to fund such requirements. During periods of increased volatility, adverse securities and credit markets, including those due to rising interest rates, may exert downward pressure on the availability of liquidity and credit capacity for certain issuers, and any such funding may not be available on favorable terms, or at all.

As certain of our Health Insurance Subsidiaries have become profitable and to the extent their levels of statutory capital and surplus exceed applicable minimum regulatory requirements, we may make periodic requests for dividends and distributions from our subsidiaries to fund our operations or seek to enter into transactions or structures that enable us to efficiently deploy this excess capital, which may or may not require approval by our regulators. During the six months ended June 30, 2026, the Parent received approximately $300.0 million in capital distributions from the Health Insurance Subsidiaries. As noted below, these funds were used in the first quarter of 2026 to fund Oscar Health Maintenance Organization of Florida, Inc., which began writing insurance in 2026. During the six months ended June 30, 2025, the Health Insurance Subsidiaries made loan repayments of $10.0 million to the Parent.

During the six months ended June 30, 2026, Parent made $425.5 million of capital contributions to the Health Insurance Subsidiaries, including $300 million in funding for a new insurance subsidiary, Oscar Health Maintenance Organization of Florida, Inc. During the six months ended June 30, 2025, Parent made $19.3 million of capital contributions to the Health Insurance Subsidiaries. Our Health Insurance Subsidiaries also utilize quota share reinsurance arrangements to reduce our minimum capital and surplus requirements, which are designed to enable us to efficiently deploy capital to fund our growth. We estimate that had we not had any quota share reinsurance arrangements in place, the Health Insurance Subsidiaries would have been required to hold approximately $1.1 billion and $683.1 million of additional capital as of June 30, 2026 and December 31, 2025, respectively, which the Parent would have been required to fund to the extent the applicable Health Insurance Subsidiary did not have excess capital to cover the requirement.

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

The 2031 Notes bear interest at a rate of 7.25% per annum, payable in cash, semi-annually in arrears on June 30 and December 31 of each year, beginning on June 30, 2022. The 2031 Notes will mature on December 31, 2031, unless they are earlier repurchased, redeemed, or converted, as further discussed in “Note 9 - Debt,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. As of June 30, 2026, $35 million aggregate principal amount of the 2031 Notes remained outstanding.

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

The 2030 Notes bear interest at a rate of 2.25% per annum, payable in cash, semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2026. The 2030 Notes will mature on September 1, 2030, unless they are earlier repurchased, redeemed, or converted, as further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. As of June 30, 2026, $410 million aggregate principal amount of the 2030 Notes remained outstanding.

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

Revolving Credit Facility

On February 6, 2026, we entered into a $475.0 million secured three-year revolving credit facility (the “Revolving Credit Facility”), pursuant to a Credit Agreement (the “2026 Credit Agreement”) by and among the Company, certain subsidiaries of the Company, as subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. For more information, see “Note 9 – Debt” to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. As of June 30, 2026, no borrowings were outstanding under the Revolving Credit Facility.

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

Net investment income on a consolidated basis was $84.8 million and $54.0 million for the three months ended June 30, 2026, and 2025, respectively, and $145.4 million and $100.1 million for the six months ended June 30, 2026 and 2025, respectively. Net investment income for our Health Insurance Subsidiaries was $83.3 million and $51.7 million for the three months ended June 30, 2026 and June 30, 2025, respectively, and $140.5 million and $96.1 million for the six months ended June 30, 2026, and June 30, 2025, respectively.

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

Our primary operating cash flow sources are premiums and investment income. Our primary operating cash flow uses are payments for claims, risk adjustment transfers, and operating expenses, including interest expense. For the six months ended June 30, 2026, net cash provided by operating activities was $4.7 billion as compared with $1.4 billion for the same period in 2025. The increase was primarily due to higher premiums received, partially offset by higher claim disbursements.

Cash flows from investing activities primarily include the purchase and disposition of financial instruments. For the six months ended June 30, 2026, net cash used in investing activities was $3,424.9 million as compared to $342.4 million for the same period in 2025. This increase was primarily driven by higher investment purchases.

Cash flows from financing activities may include proceeds from the issuance of debt securities, proceeds from stock option exercises, and tax payments related to the net settlement of share-based awards. For the six months ended June 30, 2026, net cash provided by financing activities was $9.7 million as compared to $27.0 million for the same period in 2025. The change was primarily due to lower proceeds from stock option exercises and debt issuance costs in 2026.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the fair value of our investment portfolio, which consists of U.S. Treasury and agency securities, corporate notes, asset-backed securities, and certificates of deposit. Our primary market risk exposure is driven by changes to prime rate based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. Assuming a hypothetical and immediate 1% increase in interest rates on June 30, 2026, the fair value of our investments would decrease by approximately $51.4 million. Any declines in interest rates over time would reduce our investment income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) On June 18, 2026, Vanessa A. Wittman, a member of the Company’s board of directors, entered into a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c). Ms. Wittman’s plan is for the sale of up to 25,000 shares of Class A common stock through April 15, 2027. The plan terminates on the earlier of the date all the shares under the plan are sold and April 15, 2027. No trades will commence under the plan until September 18, 2026, after the expiration of the applicable cooling off period.

Item 6. Exhibits

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Oscar Health, Inc.	8-K	001-40154	3.1	3/8/2021
3.2	Amended and Restated Bylaws of Oscar Health, Inc.	8-K	001-40154	3.2	3/8/2021
4.1	Specimen Common Stock Certificate of Oscar Health, Inc.	S-1/A	333-252809	4.1	2/22/2021
10.1†	Amended and Restated Employment Agreement, by and among Oscar Health, Inc., Oscar Management Corporation, and Mario Schlosser, dated May 29, 2026.					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.					*
32.1	Section 1350 Certification of Chief Executive Officer.					**
32.2	Section 1350 Certification of Chief Financial Officer.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and embedded within Exhibit 101)					*

*    Filed herewith.
**    Furnished herewith.
† Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OSCAR HEALTH, INC.

Date: August 6, 2026	By:	/s/ Mark T. Bertolini
Mark T. Bertolini
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ R. Scott Blackley
R. Scott Blackley
Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2026	By:	/s/ Victoria Baltrus
Victoria Baltrus
Chief Accounting Officer
(Principal Accounting Officer)