Form 10-Q
period 2026-09-30
Oscar Health, Inc.
filed 2026-11-05
CIK 1568651

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	Shares Outstanding as of October 31, 2026 (in thousands)
Class A Common Stock, par value $0.00001 per share	275,510
Class B Common Stock, par value $0.00001 per share	35,176

Oscar Health, Inc.

This Quarterly Report on Form 10-Q for the period ended September 30, 2026 (“Quarterly Report on Form 10-Q”) contains the following defined terms, unless the context otherwise requires: (i) “Oscar,” “the Company,” “we,” “our,” “us” or like terms refer to Oscar Health, Inc. and its subsidiaries, (ii) “Thrive Capital” refers to Thrive Capital Management, LLC, a Delaware limited liability company, and the investment funds affiliated with or advised by Thrive Capital Management, LLC and (iii) “Thrive General Partners” refers to Thrive Partners II GP, LLC, Thrive Partners III GP, LLC, Thrive Partners V GP, LLC, Thrive Partners VI GP, LLC, Thrive Partners VII GP, LLC, and Thrive Partners VII Growth GP, LLC, each of which is a general partner of a Thrive Capital-affiliated fund.

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
•Evolving federal or state laws or regulations (including any changes in the interpretation or enforcement of existing laws and regulations), including changes with respect to the Patient Protection and Affordable Care Act (“ACA”) and any regulations enacted thereunder, the expiration of the enhanced Advanced Premium Tax Credits (“eAPTCs”), the implementation of new program integrity rules, such as ID proofing rules, and rules pursuant to the Notice of Benefit and Payment Parameters (“NBPP”) for policy year 2027, the potential funding of a cost-sharing reduction (“CSR”) program, or other government actions, such as the imposition of tariffs;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Revenue
Premium	$5,041,987	$2,923,968	$14,412,180	$8,723,233
Investment income	91,016	53,215	236,424	153,331
Other revenues	6,295	8,801	18,108	19,628
Total revenue	5,139,298	2,985,984	14,666,712	8,896,192
Operating Expenses
Medical	4,232,845	2,586,330	11,257,147	7,398,954
Selling, general, and administrative	721,892	521,592	2,119,206	1,538,836
Depreciation and amortization	6,543	7,312	19,621	21,012
Total operating expenses	4,961,280	3,115,234	13,395,974	8,958,802
Earnings (loss) from operations	178,018	(129,250)	1,270,738	(62,610)
Interest expense	4,726	6,857	14,818	18,698
Other expenses (income)	(2,089)	3,184	(1,245)	3,308
Earnings (loss) before income taxes	175,381	(139,291)	1,257,165	(84,616)
Income tax expense (benefit)	8,077	(1,807)	49,010	5,853
Net income (loss)	167,304	(137,484)	1,208,155	(90,469)
Less: Net income (loss) attributable to noncontrolling interests	23	(34)	70	71
Net income (loss) attributable to Oscar Health, Inc.	$167,281	$(137,450)	$1,208,085	$(90,540)

Earnings (loss) per Share
Basic	$0.54	$(0.53)	$3.98	$(0.35)
Diluted	$0.49	$(0.53)	$3.59	$(0.35)
Weighted Average Common Shares Outstanding
Basic	309,339	259,273	303,259	255,419
Diluted	346,457	259,273	339,281	255,419

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$167,304	$(137,484)	$1,208,155	$(90,469)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on securities available for sale	(33,414)	2,666	(59,694)	18,213
Comprehensive income (loss)	133,890	(134,818)	1,148,461	(72,256)
Comprehensive income (loss) attributable to noncontrolling interests	23	(34)	70	71
Comprehensive income (loss) attributable to Oscar Health, Inc.	$133,867	$(134,784)	$1,148,391	$(72,327)

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except per share amounts)	September 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$4,466,858	$2,774,151
Short-term investments	3,021,732	1,216,461
Accounts receivable (net of allowance for credit losses of $19,131 and $7,226)	303,302	362,682
Reinsurance recoverable	270,643	99,750
Receivables from CMS	193,793	136,029
Other current assets	59,831	24,331
Total current assets	8,316,159	4,613,404
Long-term investments	1,441,909	1,470,987
Property, equipment, and capitalized software, net	109,312	88,350
Restricted deposits	27,484	32,951
Other assets	114,116	119,719
Total assets	$10,008,980	$6,325,411

Liabilities and Stockholders' Equity
Current Liabilities:
Payables to CMS	$4,626,054	$2,730,095
Benefits payable	1,924,075	1,455,385
Accounts payable and other liabilities	589,220	507,325
Unearned premiums	160,392	166,203
Reinsurance payable	1,711	3,579
Total current liabilities	7,301,452	4,862,587
Long-term debt	432,410	430,095
Other liabilities	49,324	51,994
Total liabilities	7,783,186	5,344,676
Commitments and contingencies (Note 12)
Stockholders' Equity
Class A common stock ($0.00001 par value; 825,000 thousand shares authorized, 275,454 thousand and 261,851 thousand shares outstanding as of September 30, 2026 and December 31, 2025, respectively)	3	3
Class B common stock ($0.00001 par value; 82,500 thousand shares authorized, 35,176 thousand and 35,838 thousand shares outstanding as of September 30, 2026 and December 31, 2025, respectively)	—	—
Treasury stock (315 thousand shares as of September 30, 2026 and December 31, 2025)	(2,923)	(2,923)
Additional paid-in capital	4,353,570	4,256,972
Accumulated deficit	(2,086,349)	(3,294,434)
Accumulated other comprehensive income (loss)	(41,664)	18,030
Total Oscar Health, Inc. stockholders' equity	2,222,637	977,648
Noncontrolling interests	3,157	3,087
Total stockholders' equity	2,225,794	980,735
Total liabilities and stockholders' equity	$10,008,980	$6,325,411

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Common stock, Class A shares
Balance, beginning of period	273,410	222,912	261,851	214,974
Issuance of common stock from equity incentive plans and stock purchase agreement	1,996	2,573	13,281	10,674
Conversion of Class B shares to Class A shares	48	395	1,322	395
Shares withheld for net settlement of share-based awards	—	(104)	(1,000)	(267)
Balance, end of period	275,454	225,776	275,454	225,776
Common stock, Class B shares
Balance, beginning of period	35,224	35,514	35,838	35,514
Issuance of common stock from equity incentive plans	—	555	660	555
Conversion of Class B shares to Class A shares	(48)	(395)	(1,322)	(395)
Balance, end of period	35,176	35,674	35,176	35,674
Common stock, Class A
Balance, beginning of period	$3	$2	$3	$2
Balance, end of period	3	2	3	2
Common stock, Class B
Balance, beginning of period	—	—	—	—
Balance, end of period	—	—	—	—
Treasury stock
Balance, beginning of period	(2,923)	(2,923)	(2,923)	(2,923)
Balance, end of period	(2,923)	(2,923)	(2,923)	(2,923)
Additional paid-in capital
Balance, beginning of period	4,316,831	3,951,980	4,256,972	3,869,617
Stock-based compensation expense	24,815	23,754	66,690	79,111
Issuance of common stock from equity incentive plans and stock purchase agreement	11,924	12,897	41,828	42,192
Purchase of capped calls related to convertible senior subordinated notes	—	(34,440)	—	(34,440)
Net settlement for taxes related to share-based awards	—	(1,746)	(11,920)	(4,035)
Balance, end of period	4,353,570	3,952,445	4,353,570	3,952,445
Accumulated deficit
Balance, beginning of period	(2,253,630)	(2,804,373)	(3,294,434)	(2,851,283)
Net income (loss) attributable to Oscar Health, Inc.	167,281	(137,450)	1,208,085	(90,540)
Balance, end of period	(2,086,349)	(2,941,823)	(2,086,349)	(2,941,823)
Accumulated other comprehensive income (loss)
Balance, beginning of period	(8,250)	13,720	18,030	(1,827)
Unrealized gains (loss) on investments, net	(33,414)	2,666	(59,694)	18,213
Balance, end of period	(41,664)	16,386	(41,664)	16,386
Noncontrolling interests
Balance, beginning of period	3,134	2,943	3,087	2,838
Comprehensive income (loss) attributable to noncontrolling interests	23	(34)	70	71
Balance, end of period	3,157	2,909	3,157	2,909
Total stockholders' equity	$2,225,794	$1,026,996	$2,225,794	$1,026,996

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$1,208,155	$(90,469)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	58,914	69,569
Depreciation and amortization expense	19,592	21,012
Change in provision for credit losses	11,905	(24,020)
Amortization of debt issuance costs	3,339	774
Net accretion of investments	(22,975)	(23,066)
Deferred taxes	(4,313)	(175)
Net realized gain on sale of financial instruments	(1,907)	(1,302)
Changes in assets and liabilities:
(Increase) / decrease in:
Accounts receivable	47,474	(54,402)
Reinsurance recoverable	(170,893)	132,146
Receivables from CMS	(57,764)	(78,240)
Other assets	(21,608)	(29,759)
Increase / (decrease) in:
Payables to CMS	1,895,959	266,501
Benefits payable	468,691	207,665
Accounts payable and other liabilities	83,847	58,061
Unearned premiums	(5,811)	2,727
Reinsurance payable	(1,868)	(34,071)
Net cash provided by operating activities	3,510,737	422,951
Cash Flows from Investing Activities:
Maturity and paydowns of investments	1,614,749	478,173
Sale of investments	1,149,495	134,231
Change in restricted deposits	211	3,225
Purchase of investments	(4,578,517)	(780,673)
Purchase of property, equipment, and capitalized software	(31,864)	(27,310)
Net cash used in investing activities	(1,845,926)	(192,354)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options and stock purchase agreement	41,828	42,192
Tax payments related to net settlement of share-based awards	(11,920)	(4,035)
Payments of debt issuance costs	(5,990)	(22,677)
Earn-out liability payout	(3,370)	—
Proceeds from long-term debt	—	410,000
Purchase of capped calls related to convertible notes	—	(34,440)
Net cash provided by financing activities	20,548	391,040
Increase in cash, cash equivalents and restricted cash equivalents	1,685,359	621,637
Cash, cash equivalents, restricted cash and cash equivalents—beginning of period	2,804,123	1,551,118
Cash, cash equivalents, restricted cash and cash equivalents—end of period	4,489,482	2,172,755
Cash and cash equivalents	4,466,858	2,148,865
Restricted cash and cash equivalents included in restricted deposits	22,624	23,890
Total cash, cash equivalents and restricted cash and cash equivalents	$4,489,482	$2,172,755
Supplemental Disclosures:
Interest payments	$10,612	$11,515
Income tax payments	$1,438	$17,497

See the accompanying Notes to Condensed Consolidated Financial Statements

Oscar Health, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
(in thousands, except per share amounts, or as otherwise stated herein)

1.    ORGANIZATION

Oscar Health, Inc., together with its subsidiaries (either individually or collectively referred to as “Oscar” or the “Company”), is a leading consumer health company whose mission is to give people power over their healthcare. The Company’s Class A common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OSCR”.

The Company operates as one reportable segment and offers health insurance through the federal and state-based healthcare exchanges established under the Patient Protection and Affordable Care Act (“ACA”). The Company serves consumers, employers, brokers, and partners through Oscar’s insurance business (“Oscar Insurance”), Lucie, Inc., Trove Group Inc., and HealthInsurance.org, LLC (Lucie, Inc., Trove Group Inc., and HealthInsurance.org, LLC collectively, the “Marketplace Subsidiaries”). Together, these businesses deliver exceptional lifestyle products and technology platforms that make healthcare easy to choose, use, and experience.

Oscar’s technology drives better choice, deeper engagement, and connection to high-value clinical care for the Company’s members. Oscar serves approximately 2.7 million effectuated members (“members”), as of September 30, 2026. Effectuated members are those who are actively enrolled in one of the Company’s plans and whose required premium payments have either been made or are within the payment grace period. For more information on the recognition of premium related to membership, see “Note 3 - Revenue Recognition”.

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

Reclassification

Certain prior period amounts have been reclassified within the components of total current assets and total current liabilities in the Company’s Condensed Consolidated Balance Sheets, as well as within cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows, to conform to the current period presentation. In addition, certain prior period amounts have been reclassified to conform to the current period presentation in the Condensed Consolidated Statements of Stockholders’ Equity. These reclassifications had no impact on the previously reported totals for current assets, current liabilities, total stockholders’ equity, or net cash provided by operating activities.

Allowance for Credit Losses

The Company’s receivables are reported net of any allowance for credit losses. An allowance for credit losses is generally calculated based on historical collection experience, the counterparty's creditworthiness, and consideration of current and future economic events.

As part of value-based care arrangements, the Company entered into risk sharing arrangements with certain of its providers. The intention of these agreements is to align incentives with providers who desire to share accountability for the quality and costs of managing a population of Oscar’s members. If medical expenses exceed agreed upon population-specific target medical loss ratio (“MLR”), the provider reimburses the Company an agreed upon portion of the excess expenses creating a risk share receivable due to the Company. The Company recorded risk sharing receivables on a gross basis included within accounts receivable on the Condensed Consolidated Balance Sheet. The Company evaluated expected losses on risk sharing receivables and recorded and adjusted the resulting expected losses to the allowance for credit losses based on the counterparty’s financial health and creditworthiness and any significant changes in the healthcare environment. The Company writes off the receivable balance when it is determined to be uncollectible.

A receivable is recorded within accounts receivable on the Condensed Consolidated Balance Sheet for commissions that are due to the Company from brokers related to actual or expected retroactive member disenrollments. The Company evaluated expected losses on broker commission chargeback receivables and recorded the resulting expected losses to the allowance for credit losses based on the counterparty’s financial health and creditworthiness, the Company’s historical collection experience, and consideration of current and future economic events over the life of the receivable. The Company writes off the receivable balance when it is determined to be uncollectible.

The Company has presented the rollforward related to its allowance for credit losses below:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Beginning balance	$7,226	$31,300
Plus, provision for credit losses	29,973	—
Less, writeoffs	—	(23,950)
Less, recoveries collected	(18,068)	(70)
Ending balance	$19,131	$7,280

Accounting Pronouncements - Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update No. 2024-03 (“ASU 2024-03”), Income Statement-Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosures in the Notes to Consolidated Financial Statements, disaggregating specific expense categories for relevant income statement captions and additional disclosures of the Company's total amount of selling expenses. This guidance is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. This ASU is applicable to the Company for the Annual Report on Form 10-K for the year ended December 31, 2027, with early adoption permitted. While the standard will require additional disclosures related to the Company’s income statement, the standard is not expected to have any material impact on the Company’s consolidated operating results, financial condition, or cash flows. The Company is currently evaluating the impact of the adoption of this guidance on the related disclosures.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to Oscar Health, Inc. - basic	$167,281	$(137,450)	$1,208,085	$(90,540)
Effect of convertible senior notes	3,722	—	11,164	—
Net income (loss) available to Oscar Health, Inc. common shareholders - diluted	$171,003	$(137,450)	$1,219,249	$(90,540)

Denominator:
Weighted average shares of common stock outstanding - basic	309,339	259,273	303,259	255,419
Common stock equivalents	16,391	—	15,295	—
Effect of convertible senior notes	20,727	—	20,727	—
Weighted average shares of common stock outstanding - diluted	346,457	259,273	339,281	255,419

Earnings (loss) per Share
Basic	$0.54	$(0.53)	$3.98	$(0.35)
Diluted	$0.49	$(0.53)	$3.59	$(0.35)

The following potential common shares were excluded from the computation of diluted EPS because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Stock options to purchase common stock	70	13,926	357	13,926
Restricted stock units	116	8,489	315	8,489
Performance-based restricted stock units	—	7,453	—	7,453
Shares underlying convertible notes (Note 9)	—	53,173	—	53,173
Total	186	83,041	672	83,041

In September 2025 the Company entered into capped call transactions in connection with the 2030 Notes (as defined in “Note 9 - Debt”). The effect of the capped call transactions was excluded from the calculation of diluted earnings per share for all periods presented, as the effect of the capped calls would have been anti-dilutive. The capped calls are generally expected to reduce the potential dilution to the Company’s common stock upon any conversion of the 2030 Notes.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Direct policy premiums	$5,724,382	$3,646,308	$17,421,126	$10,478,743
Risk adjustment transfers	(677,299)	(727,538)	(2,991,580)	(1,793,532)
Reinsurance premiums ceded	(5,133)	(3,048)	(15,740)	(8,280)
Assumed premiums (1)	37	8,246	(1,626)	46,302
Premium	$5,041,987	$2,923,968	$14,412,180	$8,723,233
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

The Company receives a fixed premium per member per month during the period in which the Company is obligated to provide services to its members based on eligibility criteria provided by the Centers for Medicare & Medicaid Services (“CMS”). Premium is subject to retroactive adjustment based on periodic reconciliation by CMS. Premium revenue reflects premium associated with effectuated members, net of adjustment for premium expected to be refunded to CMS. Premium is expected to be refunded to CMS when a member disenrollment is probable as a result of the non-payment of premium or when a member has been, or it is probable that a member will be, retroactively disenrolled in connection with CMS program integrity requirements and fraud, waste, and abuse laws and regulations. While the members may be disenrolled in one quarterly period, the payment of premiums to be refunded to CMS may occur in a subsequent quarterly period.

For the three and nine months ended September 30, 2026, premium subsidies earned from CMS represented 91% of direct policy premiums. For the three and nine months ended September 30, 2025, premium subsidies earned from CMS represented 93% of direct policy premiums.

As of September 30, 2026 and December 31, 2025, amounts payable to CMS for premium subsidies collected and expected to be refunded to CMS were $1.5 billion and $138.1 million, respectively, and are included within payables to CMS on the Condensed Consolidated Balance Sheets. For information regarding risk adjustment amounts payable to CMS, see “Note 8 – Risk Adjustment”.

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

4.    INVESTMENTS

Net investment income was attributable to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Fixed maturity securities	$40,614	$28,843	$100,382	$86,193
Cash equivalents	50,648	23,109	135,321	65,321
Other (1)	40	231	137	1,262
Gross Investment income	91,302	52,183	235,840	152,776
Investment expenses	(461)	(139)	(1,323)	(747)
Net investment income (excluding net realized capital gains (losses))	90,841	52,044	234,517	152,029
Net realized capital gains	175	1,171	1,907	1,302
Net investment income	$91,016	$53,215	$236,424	$153,331
(1) Represents the net interest earned on funds withheld.

As of September 30, 2026 and December 31, 2025, the Company recorded accrued investment income of $45.3 million and $20.2 million, respectively.

The following tables provide summaries of the Company's carrying amounts and fair values of available-for-sale securities by major security type as of September 30, 2026 and December 31, 2025:

	September 30, 2026
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury and agency securities	$3,056,578	$74	$(33,070)	$3,023,582
Corporate notes	839,098	4	(9,540)	829,562
Certificates of deposit	550,000	—	—	550,000
Asset-backed securities	57,847	2	(261)	57,588
Other (1)	2,909	—	—	2,909
Total	$4,506,432	$80	$(42,871)	$4,463,641
(1) Includes equity securities without a readily determinable market value.

	December 31, 2025
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. treasury and agency securities	$2,076,112	$15,433	$(565)	$2,090,980
Corporate notes	557,413	3,051	(50)	560,414
Asset-backed securities	33,497	148	—	33,645
Other (1)	2,409	—	—	2,409
Total	$2,669,431	$18,632	$(615)	$2,687,448
(1) Includes equity securities without a readily determinable market value.

The following tables present the estimated fair value and gross unrealized losses of fixed maturity securities in a gross unrealized loss position, by the length of time in which the securities have continuously been in that position, as of September 30, 2026, and December 31, 2025:

	September 30, 2026
	Less than 12 Months			12 Months or Longer
(in thousands, except no. of securities)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. treasury and agency securities	391	$2,895,479	$(33,070)	—	$—	$—
Corporate notes	361	814,126	(9,540)	—	—	—
Asset-backed securities	28	55,046	(261)	—	—	—
Total	780	$3,764,651	$(42,871)	—	$—	$—

	December 31, 2025
	Less than 12 Months			12 Months or Longer
(in thousands, except no. of securities)	Number of Securities	Fair Value	Gross Unrealized Losses	Number of Securities	Fair Value	Gross Unrealized Losses
U.S. treasury and agency securities	48	$265,431	$(445)	5	$40,784	$(120)
Corporate notes	59	82,246	(50)	—	—	—
Total	107	$347,677	$(495)	5	$40,784	$(120)

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

The amortized cost and fair value of the Company's fixed maturity securities as of September 30, 2026, and December 31, 2025 by contractual maturity are shown below. Actual maturities of these securities could differ from their contractual maturities because issuers may have the right to call or prepay obligations, with or without penalties.

	September 30, 2026		December 31, 2025
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,028,317	$3,021,732	$1,213,011	$1,216,461
Due after one year through five years	1,359,148	1,327,244	1,372,038	1,385,735
Due after five years through ten years	116,058	111,756	81,973	82,843
Total	$4,503,523	$4,460,732	$2,667,022	$2,685,039

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

The following tables summarize fair value measurements by level for assets and liabilities measured at fair value on a recurring basis:

	September 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$102,393	$—	$—	$102,393
Investments
U.S. treasury and agency securities	$—	$3,023,582	$—	$3,023,582
Corporate notes	—	829,562	—	829,562
Certificates of deposit	—	550,000	—	550,000
Asset-backed securities	—	57,588	—	57,588
Restricted investments
U.S. treasury securities	—	4,860	—	4,860
Total assets	$102,393	$4,465,592	$—	$4,567,985

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$49,552	$—	$—	$49,552
Investments
U.S. treasury and agency securities	$—	$2,090,980	$—	$2,090,980
Corporate notes	—	560,414	—	560,414
Asset-backed securities	—	33,645	—	33,645
Restricted investments
U.S. treasury securities	—	2,979	—	2,979
Total assets	$49,552	$2,688,018	$—	$2,737,570

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

(in thousands)	September 30, 2026	December 31, 2025
Restricted cash and cash equivalents	$22,624	$29,972
Restricted investments	4,860	2,979
Restricted deposits	$27,484	$32,951

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

The following table provides a rollforward of the Company’s beginning and ending benefits payable and claims adjustment expenses (“CAE”) payable balances for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(in thousands)	Benefits Payable	Unallocated Claims Adjustment Expense	Total	Benefits Payable	Unallocated Claims Adjustment Expense	Total
Benefits payable, beginning of the period	$1,455,385	$19,310	$1,474,695	$1,356,730	$18,241	$1,374,971
Less: Reinsurance recoverable	26,541	—	26,541	58,635	—	58,635
Benefits payable, beginning of the period, net	$1,428,844	$19,310	$1,448,154	$1,298,095	$18,241	$1,316,336
Claims incurred and CAE
Current year	$11,494,532	$81,910	$11,576,442	$7,606,305	$40,856	$7,647,161
Prior years	(237,385)	—	(237,385)	(207,351)	—	(207,351)
Total claims incurred and CAE, net	$11,257,147	$81,910	$11,339,057	$7,398,954	$40,856	$7,439,810
Claims paid and CAE
Current year	$9,910,495	$60,442	$9,970,937	$6,337,135	$20,212	$6,357,347
Prior years	910,565	15,369	925,934	823,327	18,241	841,568
Total claims and CAE paid, net	$10,821,060	$75,811	$10,896,871	$7,160,462	$38,453	$7,198,915

Benefits and CAE payable, end of period, net	$1,864,931	$25,409	$1,890,340	$1,536,587	$20,644	$1,557,231
Add: Reinsurance recoverable	59,144	—	59,144	27,808	—	27,808
Benefits and CAE payable, end of period	$1,924,075	$25,409	$1,949,484	$1,564,395	$20,644	$1,585,039

Amounts incurred related to prior periods vary from previously estimated liabilities as more claim information becomes available and claims are ultimately settled. The favorable prior period development recognized in the nine months ended September 30, 2026, resulted primarily from lower than expected paid claims for 2025.

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

The following table provides a rollforward of the Company’s beginning and ending risk adjustment receivable and payable balances for the nine months ended September 30, 2026, and 2025:

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(in thousands)	Risk Adjustment Receivable	Risk Adjustment Payable	Net Risk Adjustment Payable	Risk Adjustment Receivable	Risk Adjustment Payable	Net Risk Adjustment Payable
Beginning balance (1)	$56,066	$2,587,700	$2,531,634	$64,779	$1,558,341	$1,493,562
Change in accrual:
Current year	$45,482	$3,095,693	$3,050,211	$41,983	$1,759,485	$1,717,502
Prior years	56,371	(2,028)	(58,399)	16,595	92,626	76,031
Change in accrual, net	$101,853	$3,093,665	$2,991,812	$58,578	$1,852,111	$1,793,533
Payments:
Prior years	$27,088	$2,555,975	$2,528,887	$30,776	$1,639,147	$1,608,371
Payments	$27,088	$2,555,975	$2,528,887	$30,776	$1,639,147	$1,608,371
Ending balance:
Current year	$45,482	$3,095,693	$3,050,211	$41,983	$1,759,485	$1,717,502
Prior years	85,349	29,697	(55,652)	50,598	11,820	(38,778)
Ending balance	$130,831	$3,125,390	$2,994,559	$92,581	$1,771,305	$1,678,724
(1)The table includes risk adjustment data validation (“RADV”) receivables and payables. The balance at the beginning of each year presented pertains to prior policy years.

The nine months ended September 30, 2026, reflected higher net risk adjustment payables compared to the nine months ended September 30, 2025, primarily due to higher membership.

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

The 2031 Notes are initially convertible into the Company's Class A common stock at a price of approximately $8.32 per share of Class A common stock (based on an initial conversion rate of 120.1721 shares per $1,000 principal amount), subject to customary adjustments upon the occurrence of certain events. The holders may elect to convert their 2031 Notes if certain conditions are met, as further discussed in “Note 9 - Debt,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, including upon the satisfaction of a Class A common stock sale price condition. During the quarterly period ended September 30, 2026, the Class A common stock sales price condition was satisfied because the last reported sales price per share of the Company’s Class A common stock exceeded 130% of the conversion price of $8.32 per share for at least twenty (20) trading days of the thirty (30) consecutive trading days ending on the last trading day of the quarter. As a result, the holders may elect to convert their 2031 Notes during the fourth quarter of 2026.

As of September 30, 2026, $35 million aggregate principal amount of the 2031 Notes remained outstanding.

Subsequent Event

On November 4, 2026, the Company issued a notice to redeem the remaining $35 million aggregate principal amount of its 2031 Notes on December 31, 2026 (the “Redemption Date”), at a cash redemption price equal to the principal amount of the 2031 Notes plus accrued and unpaid interest (if any) to, but excluding, the Redemption Date.

Noteholders may elect to convert their 2031 Notes during the applicable redemption period. The Company has elected to settle any 2031 Notes surrendered for conversion during the redemption period by physical settlement. A maximum of 4,206,023 shares of Class A Common Stock may be issued upon any such conversion of the outstanding 2031 Notes, based on an initial conversion rate of 120.1721 shares of the Company’s Class A common stock per $1,000 principal amount, which is subject to customary adjustments upon the occurrence of certain events. Following the redemption (or earlier conversion by the noteholders), no principal amount of the 2031 Notes will remain outstanding.

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

The 2030 Notes are initially convertible into the Company's Class A common stock at a price of approximately $24.82 per share of Class A common stock (based on an initial conversion rate of 40.2946 shares per $1,000 principal amount), subject to customary adjustments upon the occurrence of certain events. The holders may elect to convert their 2030 Notes if certain conditions are met, as further discussed in “Note 9 - Debt,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, including upon the satisfaction of a Class A common stock sale price condition. During the quarterly period ended September 30, 2026, the Class A common stock sales price condition was not satisfied because the last reported sales price per share of the Company’s Class A common stock did not exceed 130% of the conversion price of $24.82 per share for at least twenty (20) trading days of the thirty (30) consecutive trading days ending on the last trading day of the quarter. As a result, the holders may not elect to convert their 2030 Notes during the fourth quarter of 2026.

As discussed above under “2031 Convertible Senior Notes”, the 2030 Notes were originally subordinated to the 2031 Notes. In connection with the Exchange Agreement and the related transactions, as of November 5, 2025, the 2030 Notes ceased to be subordinated to the 2031 Notes.

As of September 30, 2026, $410 million aggregate principal amount of the 2030 Notes remained outstanding. A maximum of 16,520,786 shares of Class A Common Stock may be issued upon conversion of the outstanding 2030 Notes, based on an initial conversion rate of 40.2946 shares of the Company’s Class A common stock per $1,000 principal amount, which is subject to customary adjustments upon the occurrence of certain events.

The following is a summary of net carrying amounts and the estimated fair values of the Company’s convertible notes:

	2030 Notes		2031 Notes
(in thousands)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Principal amount	$410,000	$410,000	$35,000	$35,000
Unamortized debt discount and issuance costs	$11,235	$13,356	$1,355	$1,549
Net carrying amount	$398,765	$396,644	$33,645	$33,451
Estimated fair value	$619,141	$401,431	$130,157	$63,997
Leveling	Level 2	Level 2	Level 3	Level 3

The following table presents the interest expense over the term of the Company’s convertible notes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Coupon interest expense	$2,941	$5,861	$8,822	$16,917
Amortization of debt discount and issuance costs	781	384	2,342	774
Interest expense	$3,722	$6,245	$11,164	$17,691

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

Revolving Credit Facility

On February 6, 2026, Oscar Health, Inc. entered into a $475.0 million secured three-year revolving credit facility (the “Revolving Credit Facility”), pursuant to a Credit Agreement (the “2026 Credit Agreement”) by and among the Company, certain subsidiaries of the Company, as subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. The facility is set to expire on February 6, 2029, and includes the ability for the Company to increase commitments up to an additional $100.0 million, subject to customary closing conditions. Proceeds will be used for general corporate purposes. Borrowings will initially bear interest, at the Company’s option, at either the Term Secured Overnight Financing Rate (“SOFR”) plus 4.50% per annum or the Alternate Base Rate plus 3.50% per annum. Each of the commitment fee (initially 0.50% for available but undrawn amounts) and applicable interest rate margin are adjusted based on the Company’s Total Net Leverage Ratio. The 2026 Credit Agreement contains customary conditions precedent, representations and warranties, affirmative and negative covenants, events of default and indemnities. In addition, the Revolving Credit Facility requires compliance with certain financial covenants. As of September 30, 2026, no borrowings were outstanding under the Revolving Credit Facility.

10.    REINSURANCE

The Company participates in quota share reinsurance to limit risk and capital requirements and excess of loss (“XOL”) reinsurance to mitigate the exposure of high cost or catastrophic member risk. The quota share reinsurance arrangements are with more than one counterparty with multiple state-level treaties. The XOL reinsurance arrangements are with a private counterparty and federal and state-run programs. A summary of the Company's reinsurance agreements and related accounting treatment is included in “Note 11 - Reinsurance,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Reinsurance Contracts Accounted for under Deposit Accounting

Reinsurance contracts that do not meet risk transfer requirements are accounted for under the deposit accounting method. Under deposit accounting, the contract is recorded as a financing transaction, with no impact to premium revenues or medical expenses. The premiums earned and claims incurred that would have otherwise been ceded under reinsurance accounting are recorded on a net basis on the Consolidated Balance Sheets as a deposit liability within accounts payable and other liabilities. As of September 30, 2026, and December 31, 2025, a deposit liability balance of $88.3 million and $140.5 million, respectively, was recorded for the Company's quota share arrangements accounted for under deposit accounting. For the three and nine months ended September 30, 2026, the deposit accounting impact, net of ceding commission, was $22.4 million and $65.4 million, respectively. For the three and nine months ended September 30, 2025, the deposit accounting impact, net of ceding commission, was $12.4 million and $35.2 million, respectively. These amounts were recognized within selling, general, and administrative expenses (“SG&A”) on the Condensed Consolidated Statements of Operations.

For the three and nine months ended September 30, 2026, the Company ceded approximately 54% and 50% respectively, of its premiums under reinsurance contracts accounted for under deposit accounting. For the three and nine months ended September 30, 2025, the Company ceded approximately 47% and 49%, respectively, of its premiums under reinsurance contracts accounted for under deposit accounting.

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

The following table reconciles total medical expenses to the amount presented in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Direct claims incurred	$4,308,064	$2,626,830	$11,474,762	$7,457,231
Ceded reinsurance claims	(76,116)	(47,750)	(217,190)	(100,965)
Assumed reinsurance claims	897	7,250	(425)	42,688
Medical expenses	$4,232,845	$2,586,330	$11,257,147	$7,398,954

The composition of the reinsurance recoverable balance on the Condensed Consolidated Balance Sheets is as follows:

(in thousands)	September 30, 2026	December 31, 2025
Reinsurance premium and claim recoverables	$268,906	$98,014
Reinsurance ceding commissions	7,003	7,002
Experience refunds on reinsurance agreements	(5,266)	(5,266)
Reinsurance recoverable	$270,643	$99,750

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

12.    COMMITMENTS AND CONTINGENCIES

The Company’s current and past business practices are subject to reviews or other investigations by various state insurance and healthcare regulatory authorities and other state and federal regulatory authorities. These reviews focus on numerous facets of the Company’s business, including claims payment practices, statutory capital requirements, corporate governance, provider contracting, risk adjustment, competitive practices, commission payments, privacy issues, fraud, waste and abuse laws, network adequacy, utilization management practices, pharmacy benefits, access to care, compliance with Health Insurance Marketplace or enhanced direct enrollment (“EDE”) agreements and sales practices, among others. Some of these reviews have historically resulted in fines imposed on the Company and some have required changes to certain of the Company’s practices. The Company continues to be subject to these reviews, which could result in additional fines or other sanctions being imposed on the Company or additional changes to certain of its practices.

The Company is also currently involved in, and may in the future from time to time become involved in, legal proceedings and other claims in the ordinary course of its business, including class actions and suits brought by the Company’s members, providers, commercial counterparties, employees, and other parties relating to the Company’s business, including management and administration of health benefit plans and other services. Such matters can include claims relating to the performance of contractual and non-contractual obligations to providers, vendors, members, employer groups, and others, including, but not limited to, the alleged failure to properly pay in-network and out-of-network claims and challenges to the manner in which the Company processes claims, claims alleging that the Company has engaged in unfair business practices, claims that the Company has violated laws or regulations, disputes regarding the amounts owed under vendor contracts, various employment claims, disputes regarding reinsurance arrangements, disputes relating to intellectual property, privacy, the Telephone Consumer Protection Act and class action lawsuits, such as those designed to target business using website cookies under wiretapping laws, or other claims alleging that the Company has engaged in unfair business practices.

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

13.    SEGMENT INFORMATION

The Company operates in and reports as a single reportable segment. The Company determined that the Chief Executive Officer is the chief operating decision maker (“CODM”) who regularly reviews financial information and other key performance indicators on a consolidated basis, for the purposes of allocating resources and evaluating financial performance. Factors used in determining the reportable segment include the nature of operating activities, the Company’s organizational and reporting structure, and the type of information presented to the Company’s CODM to allocate resources and evaluate financial performance. The accounting policies of the segment are the same as those described in “Note 2 - Summary of Significant Accounting Policies,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The CODM reviews net income (loss) attributable to Oscar Health, Inc. and earnings (loss) from operations presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. These metrics serve as benchmarks to evaluate the business, measure performance, identify trends, prepare financial projections, and make strategic decisions. The CODM does not evaluate performance or allocate resources based on asset information.

The following table presents the revenue, significant expenses, and net income (loss) for the Company’s segment. As the Company operates and reports as a single segment, its measure of segment net income (loss) is the same as net income (loss) attributable to Oscar Health, Inc. on the Condensed Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Total revenue	$5,139,298	$2,985,984	$14,666,712	$8,896,192
Less:
Medical expenses	4,232,845	2,586,330	11,257,147	7,398,954
Selling, general, and administrative expenses:
Member acquisition and servicing costs (1)	337,022	247,162	1,013,064	743,558
Premium taxes, exchange fees, and other taxes and fees (2)	201,764	121,192	586,019	328,955
All other SG&A (3)	183,106	153,238	520,123	466,323
Total Selling, general, and administrative expenses	721,892	521,592	2,119,206	1,538,836
Depreciation and amortization	6,543	7,312	19,621	21,012
Earnings (loss) from operations	178,018	(129,250)	1,270,738	(62,610)
Interest expense	4,726	6,857	14,818	18,698
Other expenses (income)	(2,089)	3,184	(1,245)	3,308
Earnings (loss) before income taxes	175,381	(139,291)	1,257,165	(84,616)
Income tax expense (benefit)	8,077	(1,807)	49,010	5,853
Net income (loss) attributable to noncontrolling interests	23	(34)	70	71
Net income (loss) attributable to Oscar Health, Inc.	$167,281	$(137,450)	$1,208,085	$(90,540)
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in our Annual Report on Form 10-K for the year ended December 31, 2025 that was filed with the SEC on February 13, 2026. Unless the context otherwise requires, references in this MD&A to “we,” “us,” “our,” “Oscar,” “Oscar Health, Inc.,” and the “Company” mean the business and operations of Oscar Health, Inc. and its consolidated subsidiaries.

Index to this MD&A

Management's discussion and analysis of financial condition and results of operations is comprised of the following sections:

Overview

Oscar is a leading consumer healthcare company whose mission is to give people power over their healthcare. We offer health insurance through the federal and state-based healthcare exchanges established under the Patient Protection and Affordable Care Act (“ACA”). We serve consumers, employers, brokers, and partners through Oscar’s insurance business (“Oscar Insurance”), Lucie, Inc. Trove Group Inc., and HealthInsurance.org, LLC (Lucie, Inc., Trove Group Inc., and HealthInsurance.org, LLC collectively, the “Marketplace Subsidiaries”). Together, these businesses deliver exceptional lifestyle products and technology platforms that make healthcare easy to choose, use, and experience.

Our technology drives better choice, deeper engagement, and connection to high-value clinical care for our members. We serve approximately 2.7 million effectuated members (“members”) as of September 30, 2026, which represents an approximately 27% increase compared to September 30, 2025. Effectuated members are those who are actively enrolled in one of the Company’s plans and whose required premium payments have either been made or are within the payment grace period. Refer to “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments, Trends and Other Key Factors Impacting Performance-Members” and “Note 3 - Revenue Recognition” for further discussion.

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

•Separately, in May 2026, CMS announced that effective as of October 12, 2026, enhanced direct enrollment (“EDE”) platforms must require identity proofing (“ID Proofing”) before an agent or broker may proceed with an application or enrollment for (i) new consumers, including someone moving to a different coverage state, (ii) a consumer with a net premium of $30 or less per month after subsidies that is actively enrolling, or (iii) a consumer working with a new agent. Identity proofing generally requires a consumer to verify its identity through a remote process, which may include validation through CMS’ identity-proofing service or another CMS-approved service. We expect that these requirements may make enrollment more difficult for certain consumers, which could reduce enrollment in the Health Insurance Marketplaces.

•In connection with CMS’ ongoing focus on the integrity of the Health Insurance Marketplaces, CMS conducts periodic inquiries to verify member eligibility and ensure compliance with applicable program integrity and fraud, waste, and abuse laws and regulations. These inquiries have resulted, and may in the future result, in the removal of members by CMS. The Company’s estimate of premium associated with these inquiries and expected to be refunded to CMS is included in payables to CMS on the Condensed Consolidated Balance Sheets, as further described in “Note 3 - Revenue Recognition”.

•We believe that the expiration of the eAPTCs, and the implementation of any program integrity requirements (such as the Program Integrity Rules, the 2027 NBPP, the ID Proofing rules, and the OBBBA) and any related regulatory inquiries could continue to negatively impact the size of the Health Insurance Marketplaces and our membership in future years. Any resulting market contraction could negatively impact market morbidity. For more information, see Part I, Item 1, “Business– Government Regulation–Ongoing Requirements and Changes to the ACA”, and Part I, Item 1A. “Risk Factors-Most Material Risks to Us-Our success and ability to grow our business depend in part on retaining and expanding our member base. If we fail to add new members or retain current members, or manage our membership growth appropriately to meet our business objectives, our business, revenue, operating results, and financial condition could be harmed,” and “Risk Factors–Most Material Risks to Us–Failure to accurately estimate our incurred medical expenses or overall market morbidity, or effectively manage our medical costs or related administrative costs could negatively affect our financial position, results of operations, and cash flows” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Tariffs

The Trump administration has indicated that new tariffs may be imposed on a variety of products relevant to our business, including certain pharmaceutical products and ingredients and medical devices and supplies imported into the United States. For example, on April 2, 2026, the Trump administration issued a proclamation under Section 232 of the Trade Expansion Act imposing 100% tariffs on patented pharmaceuticals and associated pharmaceutical ingredients, imported into the United States, which took effect on July 31, 2026 for certain enumerated companies, and on September 29, 2026 for all other companies, unless manufacturers agreed to specific government drug pricing deals or committed to shifting production and research and development of patented pharmaceuticals and pharmaceutical ingredients domestically. While this action may pressure drug manufacturers to reduce list prices, there could also be a corresponding, or even disproportionate, decrease in the pharmaceutical rebates that we negotiate and typically receive. Since the expectation of these rebates is factored into our premium pricing strategy, a reduction in rebates that outpaces any decline in underlying drug costs could exert financial pressure, potentially leading to an adverse impact on our earnings from operations and an increase in our MLR.

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

Members

Our membership is measured as of a particular point in time. Membership may vary throughout the year due to disenrollments, SEP, and other market dynamics that are in effect. Member disenrollments typically result from voluntary termination by members, non-payment of premiums beyond the member’s grace period, or removal by CMS for failure to meet program integrity requirements or in accordance with fraud, waste, and abuse laws and regulations. In accordance with federal regulations, eligible members receiving APTC subsidies are entitled to a 90-day grace period for the non-payment of premiums. For all other eligible member enrollees, the grace period is typically 30 days, subject to specific state requirements. Market dynamics may include but are not limited to enhancements, extensions, reductions or eliminations of APTCs; other legislative or regulatory actions, such as recent Congressional and CMS initiatives to improve the integrity in the ACA eligibility and enrollment process and pre-enrollment verification procedures; Medicaid redeterminations; or other factors that may cause the overall market to grow or decline.

Risk Adjustment

The risk adjustment programs in the markets we serve are administered federally by CMS and are designed to mitigate the potential impact of adverse selection and provide stability for Health Insurance Subsidiaries. Under these programs, each plan is assigned a risk score based upon demographic information and current year claims information related to its members. The risk score is used to adjust plan revenue to reflect the relative risk of the plan's enrolled population. Changes in the Company's membership throughout the year, including the impact of member disenrollments, may affect the Company's estimate of its risk adjustment transfer receivable or payable. We reevaluate our risk adjustment transfer estimates as new information and market data becomes available, until we receive the final reporting from CMS in later periods, up to twelve months in arrears. The Company records a receivable or payable as an adjustment to its premium revenues to reflect the year-to-date impact of the risk adjustment based on its best estimate. For the nine months ended September 30, 2026 and 2025, risk adjustment transfer payables were approximately 17% of direct policy premium revenue.

Our risk adjustment transfer estimates are subject to a high degree of estimation and variability, and are affected by the relative risk of our members, and in the case of the ACA, that of other insurers. The data we rely upon to calculate these estimates includes data received from independent third parties. In addition, the data may be incomplete, can vary considerably from period to period, requires considerable judgment in interpretation, lacks context, and provides limited insight. Moreover, our risk adjustment transfer estimates are subject to change due to factors outside of our control, such as changes in legislation, regulations, regulatory inquiries and enforcement, enrollment in government health plans, inflation, market size, market morbidity, the actions of our competitors, and other uncertainties. There is a higher degree of uncertainty associated with estimates of risk adjustment transfers earlier in the policy year or, in the case of SEP driven enrollment, throughout the policy year, resulting from the fact that risk scores are based on lagged claim data. There is additional uncertainty for both markets and blocks of business that experience outsized growth, compounded by the lack of credible experience data on the newly enrolling population, including SEP driven enrollees and new members moving from one government program to another. Furthermore, there is also uncertainty associated with changes in other carriers’ operations, which may impact the ultimate degree of market-level risk. Actual risk adjustment calculations and transfers have in the past materially differed, and could materially differ in the future, from our assumptions.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. A summary of the Company's significant accounting policies is included in “Note 2 - Summary of Significant Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2025. Certain of our accounting policies are considered critical, as these policies require significant, difficult, or complex judgments by management, often requiring the use of estimates about the effects of matters that are inherently uncertain. As of September 30, 2026, there were no significant changes to our critical accounting estimates from what was reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The Company receives a fixed premium per member per month during the period in which the Company is obligated to provide services to its members based on eligibility criteria provided by CMS. Premium is subject to retroactive adjustment based on periodic reconciliation by CMS. Premium revenue reflects premium associated with effectuated members, net of adjustment for premium expected to be refunded to CMS. Premium is expected to be refunded to CMS when a member disenrollment is probable as a result of the non-payment of premium or when a member has been, or it is probable that a member will be, retroactively disenrolled in connection with CMS program integrity requirements and fraud, waste, and abuse laws and regulations.

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

Medical Expenses

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	2026	2025
Revenue
Premium	$5,041,987	$2,923,968	$14,412,180	$8,723,233
Investment income	91,016	53,215	236,424	153,331
Other revenues	6,295	8,801	18,108	19,628
Total revenue	5,139,298	2,985,984	14,666,712	8,896,192
Operating Expenses
Medical	4,232,845	2,586,330	11,257,147	7,398,954
Selling, general, and administrative	721,892	521,592	2,119,206	1,538,836
Depreciation and amortization	6,543	7,312	19,621	21,012
Total operating expenses	4,961,280	3,115,234	13,395,974	8,958,802
Earnings (loss) from operations	178,018	(129,250)	1,270,738	(62,610)
Interest expense	4,726	6,857	14,818	18,698
Other expenses (income)	(2,089)	3,184	(1,245)	3,308
Earnings (loss) before income taxes	175,381	(139,291)	1,257,165	(84,616)
Income tax expense (benefit)	8,077	(1,807)	49,010	5,853
Net income (loss)	167,304	(137,484)	1,208,155	(90,469)
Less: Net income (loss) attributable to noncontrolling interests	23	(34)	70	71
Net income (loss) attributable to Oscar Health, Inc.	$167,281	$(137,450)	$1,208,085	$(90,540)

MLR	84.0%	88.5%	78.1%	84.8%
SG&A expense ratio	14.0%	17.5%	14.4%	17.3%

Premium

Premium revenue increased $2.1 billion, or 72%, for the three months ended September 30, 2026, compared to the same period in 2025, driven by rate increases and higher membership. Premium revenue increased $5.7 billion, or 65%, for the nine months ended September 30, 2026, compared to the same period in 2025, driven by rate increases and higher membership, partially offset by an increase in the net risk adjustment transfer accrual.

As of September 30, 2026, effectuated membership increased by 0.6 million, or 27%, compared to September 30, 2025, driven by above market growth during the 2026 OEP and strong retention.

The following table summarizes the Company’s membership by offering:

	As of September 30,
Effectuated Membership by Offering	2026	2025
Individual and Small Group (1)	2,691,885	2,111,736
Cigna+Oscar (2)	—	5,168
Total Members (3)	2,691,885	2,116,904
(1) Membership includes members enrolled through a Custom Health Option and Individual Care Expense Arrangement (“CHOICE”). 2025 membership includes small group members. The Company no longer offers small group plans effective December 15, 2024.

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

Investment Income

Investment income increased $37.8 million, or 71%, for the three months ended September 30, 2026, compared to the same period in 2025, and increased $83.1 million, or 54%, for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to higher invested assets, partially offset by lower yield.

Medical Expenses and MLR

Medical expenses increased $1.6 billion, or 64%, for the three months ended September 30, 2026, compared to the same period in 2025, and increased $3.9 billion, or 52%, for the nine months ended September 30, 2026, compared to the same period in 2025. These increases were primarily due to increased membership, as well as medical cost trend. MLR decreased for the three months and nine months ended September 30, 2026, compared to the same periods in 2025. The decrease was primarily driven by our disciplined pricing strategy.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	2026	2025
Net claims before ceded quota share reinsurance (A)	$4,232,845	$2,586,330	$11,257,147	$7,398,954
Net premiums before ceded quota share reinsurance (B)	$5,041,987	$2,923,968	$14,412,180	$8,723,233
Medical Loss Ratio (A divided by B)	84.0%	88.5%	78.1%	84.8%

Selling, General, and Administrative Expenses and SG&A Expense Ratio

Selling, general, and administrative expenses increased $200.3 million, or 38%, for the three months ended September 30, 2026, compared to the same period in 2025, and increased $580.4 million, or 38%, for the nine months ended September 30, 2026, compared to the same period in 2025. These increases were driven by higher membership year over year, resulting in higher volume-driven costs such as taxes and fees and broker commissions, as well as higher year-over-year exchange user fee rates.

The SG&A expense ratio decreased 350 basis points to 14.0% for the three months ended September 30, 2026 compared to 17.5% for the same period in 2025, primarily due to lower risk adjustment as a percentage of premium, greater fixed cost leverage, and disciplined expense management. The SG&A expense ratio decreased 290 basis points to 14.4% for the nine months ended September 30, 2026, compared to 17.3% for the same period in 2025, primarily due to greater fixed cost leverage and disciplined expense management.

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

As of September 30, 2026, and December 31, 2025, total cash and cash equivalents and investments held by our Health Insurance Subsidiaries was $8.6 billion and $5.1 billion, respectively, of which $18.9 million and $18.3 million, respectively, was on deposit with regulators as required for statutory licensing purposes. These amounts are classified as restricted deposits on the balance sheets. As of September 30, 2026, and December 31, 2025, total cash and cash equivalents and investments held by our Parent and subsidiaries other than our Health Insurance Subsidiaries were $359.9 million and $414.2 million, respectively, of which $8.6 million and $14.7 million was restricted as of September 30, 2026 and December 31, 2025, respectively.

Our Health Insurance Subsidiaries’ states of domicile have statutory minimum capital requirements that are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The combined statutory capital and surplus of our Health Insurance Subsidiaries was estimated to be approximately $2.3 billion and $1.0 billion as of September 30, 2026 and December 31, 2025, respectively, which was in compliance with and in excess of the minimum capital requirements for each period. The Health Insurance Subsidiaries in aggregate exceeded the minimum statutory risk-based capital (“RBC”) requirement by $356.0 million as of December 31, 2025 and are estimated to have approximately $1.4 billion of excess capital as of September 30, 2026. The Health Insurance Subsidiaries may be subject to additional capital and surplus requirements in the future, as a result of factors such as increasing membership and medical costs or changes in risk adjustment transfer estimates, which the Parent would be required to fund to the extent the applicable Health Insurance Subsidiary did not have excess capital to cover the requirement. In such circumstances, we may need to incur additional indebtedness, sell capital stock, or access other sources of funding in order to fund such requirements. During periods of increased volatility, adverse securities and credit markets, including those due to rising interest rates, may exert downward pressure on the availability of liquidity and credit capacity for certain issuers, and any such funding may not be available on favorable terms, or at all.

As certain of our Health Insurance Subsidiaries have become profitable and to the extent their levels of statutory capital and surplus exceed applicable minimum regulatory requirements, we may make periodic requests for dividends and distributions from our subsidiaries to fund our operations or seek to enter into transactions or structures that enable us to efficiently deploy this excess capital, which may or may not require approval by our regulators. During the nine months ended September 30, 2026, the Parent received approximately $500.0 million in capital distributions from the Health Insurance Subsidiaries. As noted below, these funds were used to fund Oscar Health Maintenance Organization of Florida, Inc., which began writing insurance in 2026. During the nine months ended September 30, 2025, the Health Insurance Subsidiaries made loan repayments of $15.0 million to the Parent.

During the nine months ended September 30, 2026, Parent made $760.5 million of capital contributions to the Health Insurance Subsidiaries, including $500.0 million in funding for a new insurance subsidiary, Oscar Health Maintenance Organization of Florida, Inc. During the nine months ended September 30, 2025, Parent made $65.8 million of capital contributions to the Health Insurance Subsidiaries. Our Health Insurance Subsidiaries also utilize quota share reinsurance arrangements to reduce our minimum capital and surplus requirements, which are designed to enable us to efficiently deploy capital to fund our growth. We estimate that had we not had any quota share reinsurance arrangements in place, the Health Insurance Subsidiaries would have been required to hold approximately $1.2 billion and $683.1 million of additional capital as of September 30, 2026 and December 31, 2025, respectively, which the Parent would have been required to fund to the extent the applicable Health Insurance Subsidiary did not have excess capital to cover the requirement.

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

Long-Term Cash Requirements

Our long-term cash requirements under our various contractual obligations and commitments include operating leases and obligations under our convertible notes, each as discussed below. We expect the cash required to meet our long-term obligations to be primarily generated through future cash flows from operations. See “Note 13 - Leases” and “Note 9 - Debt” to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025 and “Note 9 – Debt” to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further detail of our obligations and the timing of expected future payments.

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

The 2031 Notes bear interest at a rate of 7.25% per annum, payable in cash, semi-annually in arrears on June 30 and December 31 of each year, beginning on June 30, 2022. The 2031 Notes will mature on December 31, 2031, unless they are earlier repurchased, redeemed, or converted.

As of September 30, 2026, $35 million aggregate principal amount of the 2031 Notes remained outstanding.

On November 4, 2026, the Company issued a notice to redeem the remaining $35 million aggregate principal amount of its 2031 Notes on December 31, 2026. For more information, see “Note 9 – Debt” to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. For more information on our 2031 Notes, including details relating to repurchase, redemption and conversions of the 2031 Notes, see “Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—2031 Convertible Senior Notes” and “Note 9 - Debt” to our Consolidated Financial Statements, each in our Annual Report on Form 10-K for the year ended December 31, 2025, and, “Note 9 – Debt” to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

2030 Convertible Senior Notes

On September 18, 2025, the Company issued $410.0 million aggregate principal amount of convertible senior notes due 2030 (the “2030 Notes”). The 2030 Notes were issued pursuant to an indenture (the “2030 Indenture”), dated as of September 18, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee.

The 2030 Notes bear interest at a rate of 2.25% per annum, payable in cash, semi-annually in arrears on March 1 and September 1 of each year, beginning on March 1, 2026. The 2030 Notes will mature on September 1, 2030, unless they are earlier repurchased, redeemed, or converted, as further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. As of September 30, 2026, $410 million aggregate principal amount of the 2030 Notes remained outstanding.

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

Revolving Credit Facility

On February 6, 2026, we entered into a $475.0 million secured three-year revolving credit facility (the “Revolving Credit Facility”), pursuant to a Credit Agreement (the “2026 Credit Agreement”) by and among the Company, certain subsidiaries of the Company, as subsidiary guarantors, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. For more information, see “Note 9 – Debt” to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. As of September 30, 2026, no borrowings were outstanding under the Revolving Credit Facility.

Investments

We generally invest our cash in U.S. Treasury instruments, federal and state agency securities, investment grade corporate bonds, certificates of deposit, commercial paper, and asset backed securities to improve our overall investment return. These investments are purchased pursuant to board of directors (“Board”) approved investment policies that conform to applicable state laws and regulations.

Our investment policies are designed to provide liquidity, preserve capital, and optimize the total return on invested assets. These policies also align with the constraints of state regulations governing the types of investments our subsidiaries can hold. These investment policies require that our investments in U.S. corporate bonds have final maturities of no more than five years from the settlement date, asset backed securities have effective maturities of no more than five years from the settlement date and U.S. federal and state government obligations have final maturities of no more than seven years from the settlement date, in each case subject to the applicable investment policy. Professional portfolio managers operating under documented guidelines manage our investments and a portion of our cash equivalents. Our portfolio managers are directed to obtain our prior approval before selling investments in a loss position.

Net investment income on a consolidated basis was $91.0 million and $53.2 million for the three months ended September 30, 2026, and 2025, respectively, and $236.4 million and $153.3 million for the nine months ended September 30, 2026 and 2025, respectively. Net investment income for our Health Insurance Subsidiaries was $86.9 million and $50.6 million for the three months ended September 30, 2026 and 2025, respectively, and $227.4 million and $146.7 million for the nine months ended September 30, 2026 and 2025, respectively.

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

The timing of our cash flows from operating activities can also vary among periods due to the timing of payments made or received. Some of our payments and receipts, including loss settlements, rebates from our pharmacy benefit manager, risk adjustment transfers, subsequent reinsurance receipts, and premium subsidies returned to CMS can be significant. Therefore, their timing can influence cash flows from operating activities in any given period. The potential for a large claim under an insurance or reinsurance contract means that our Health Insurance Subsidiaries may need to make substantial payments within relatively short periods of time, which would have a negative impact on our operating cash flows.

Our primary operating cash flow sources are premiums and investment income. Our primary operating cash flow uses are payments for claims, risk adjustment transfers, and operating expenses, including interest expense. For the nine months ended September 30, 2026, net cash provided by operating activities was $3.5 billion as compared with $423.0 million for the same period in 2025. The increase was primarily due to higher premiums received, partially offset by higher claim disbursements and risk adjustment payments.

Cash flows from investing activities primarily include the purchase and disposition of financial instruments. For the nine months ended September 30, 2026, net cash used in investing activities was $1.8 billion as compared to $192.4 million for the same period in 2025. This increase was primarily driven by higher investment purchases, partially offset by higher sales and maturities of investment.

Cash flows from financing activities may include proceeds from the issuance of debt securities, proceeds from stock option exercises, and tax payments related to the net settlement of share-based awards. For the nine months ended September 30, 2026, net cash provided by financing activities was $20.5 million as compared to $391.0 million for the same period in 2025. The change was primarily due to proceeds from the 2030 Notes transaction in 2025.

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

Interest Rate Risk

We are subject to interest rate risk in connection with the fair value of our investment portfolio, which consists of U.S. Treasury and agency securities, corporate notes, asset-backed securities, and certificates of deposit. Our primary market risk exposure is driven by changes to prime rate based interest rates. Interest rate risk is highly sensitive due to many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. Assuming a hypothetical and immediate 1% increase in interest rates on September 30, 2026, the fair value of our investments would decrease by approximately $55.1 million. Any declines in interest rates over time would reduce our investment income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None.

(b) None.

(c) On August 18, 2026, R. Scott Blackley, the Company’s Chief Financial Officer, entered into a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c). Mr. Blackley's plan provides for the exercise of vested stock options and the associated sale of up to 500,000 shares of Class A common stock, and the additional sale of up to 500,000 shares of Class A common stock, through August 18, 2027. The plan terminates on the earlier of the date all the shares under the plan are sold and August 18, 2027. No trades will commence under the plan until after the expiration of the applicable cooling off period on November 16, 2026.

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

OSCAR HEALTH, INC.

Date: November 5, 2026	By:	/s/ Mark T. Bertolini
Mark T. Bertolini
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ R. Scott Blackley
R. Scott Blackley
Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2026	By:	/s/ Victoria Baltrus
Victoria Baltrus
Chief Accounting Officer
(Principal Accounting Officer)